Form 10-K
period 1996-12-31
SPECIALTY CARE NETWORK INC
filed 1997-04-01
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
 [X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[]Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 0-22019

                          SPECIALTY CARE NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 62-1623449
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

      44 Union Boulevard, Suite 600                         80228
           Lakewood, Colorado                             (Zip Code)
(Address of principal executive offices)




       Registrant's telephone number, including area code: (303) 716-0041

           Securities registered pursuant to Section 12(b) of the Act:


      Title of each class          Name of each exchange on which registered
             None                                     None


           Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.001 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. X

As of March 26, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $103,865,677. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the National Market segment of The Nasdaq Stock Market on such date. For purposes of making this calculation only, the registrant has defined affiliates as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 26, 1997, there were 14,662,575 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K -- Part III.


                                                 TABLE OF CONTENTS

                                                      PART I

Item 1.           Business........................................................................................3
Item 2.           Properties.....................................................................................23
Item 3.           Legal Proceedings..............................................................................23
Item 4.           Submission of Matters to a Vote of Security Holders............................................23

                                                      PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters......................24
Item 6.           Selected Financial Data........................................................................25
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations..........26
Item 8.           Financial Statements and Supplementary Data....................................................30
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........30

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.............................................31
Item 11.          Executive Compensation.........................................................................34
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................................37
Item 13.          Certain Relationships and Related Transactions.................................................38

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................. 41

Index to Financial Statements and Schedules.....................................................................F-1



         This Report contains forward-looking statements that address, among other things, acquisition and expansion strategy, use of proceeds, projected capital expenditures, liquidity, proposed specialties of physicians with whom the Company intends to affiliate, possible third party payor arrangements, cost reduction strategies, possible effects of changes in government regulation and availability of insurance. These statements may be found under "Item 1-Business" "Item 1-Risk Factors," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation those discussed in "Item 1-Risk Factors" and matters set forth in the Report generally.

         Unless the context indicates otherwise, the terms "SCN" and "Company" refer to Specialty Care Network, Inc.

                                     PART I

Item 1.  Business.

General

         Specialty Care Network is a physician practice management company focusing exclusively on musculoskeletal disease-state management. Since November 12, 1996, the Company has provided management services under long-term agreements with five practices, encompassing 50 physicians in five states. In addition, in March 1997, the Company began providing management services under long-term agreements with three single physician practices in two of its existing markets (all practices that have affiliated with the Company are referred to as the "Affiliated Practices"). The Company also manages one outpatient surgery center and one outpatient magnetic resonance imaging ("MRI") center owned by two of its Affiliated Practices.

         On November 12, 1996, the Company, through a series of transactions (the "Initial Affiliation Transactions"), including an asset purchase, a share exchange and three mergers, acquired substantially all of the assets and certain liabilities of the predecessors (the "Predecessor Practices") of five of the practices with which the Company has affiliated through the entry into service agreements. In connection with the Initial Affiliation Transactions, the Company issued an aggregate of 7,659,115 shares of Common Stock and paid $1,537,872 in cash to physician owners of the Predecessor Practices. Following the Initial Affiliation Transactions, the physician owners of the Predecessor Practices, other than Greater Chesapeake Orthopaedic Associates, LLC ("GCOA") in Baltimore, Maryland, which survived the Initial Affiliation Transactions, formed new entities through which to practice medicine. The new entities (together with GCOA, the "Initial Affiliated Practices") are Reconstructive Orthopaedic Associates II, P.C. ("ROA"), in Philadelphia, Pennsylvania; Princeton Orthopaedic Associates II, P.A. ("POA") in Princeton, New Jersey; TOC Specialists, P.L. ("TOC") in Tallahassee, Florida and Bainbridge, Georgia; and Vero Orthopaedics II, P.A. ("VO") in Vero Beach, Florida. In addition, in March 1997, the Company acquired, through merger, the assets and certain liabilities of predecessors to its three single physician Affiliated Practices for an aggregate consideration of 409,222 shares of Common Stock and $83,674 in cash.

         Under the service agreements between the Company and each of the Affiliated Practices (the "Service Agreements"), the Company provides management, administrative and development services to the Affiliated Practices. The Affiliated Practices were selected based on a variety of factors including, but not limited to, physician credentials and reputation; competitive market position; specialty and subspecialty mix of physicians; historical financial performance and growth potential; and willingness to embrace SCN's corporate philosophy.

         The Affiliated Practices offer a broad spectrum of musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and related connective tissues. The Company's affiliated physicians are trained in a variety of musculoskeletal disciplines, including general orthopaedics, joint replacement surgery, sports medicine, spinal care, hand and upper extremity care, foot and ankle care, pediatric orthopaedics, physiatry, trauma and adult neurology. In order to build networks of providers that offer access to a full range of musculoskeletal care, the Company intends to affiliate and otherwise contract with physicians trained in other musculoskeletal subspecialties, including occupational medicine, neurosurgery, plastic surgery, rehabilitation therapy and rheumatology.

         The Company was incorporated in December 1995. Following its incorporation through November 12, 1996, the date of the Initial Affiliation Transactions, the Company hired personnel, raised funds through the private placement of securities and conducted negotiations with potential affiliation candidates. On November 12, 1996, the Company consummated the Initial Affiliation Transactions and entered into service agreements with the Initial Affiliated Practices.

Recent Developments

         On March 24, 1997, the Company entered into a definitive agreement to affiliate with Orthopaedic and Sports Medicine Center, P.A., headquartered in Annapolis, Maryland. The Company has agreed to acquire, through merger, substantially all of the assets and certain liabilities of the practice for aggregate consideration of $8,116,575, which will consist of $4,058,288 in cash and 411,591 shares of Company Common Stock valued at $9.86 per share (the average of the closing share price of Company Common Stock during the two weeks preceding the execution of the agreement). The practice, which includes nine physicians, has offices in Annapolis, Prosten and Severna Park, Maryland. Consummation of the transaction is subject to certain conditions. Information in this Annual Report on Form 10-K relating to the Affiliated Practices does not include information about Orthopaedic and Sports Medicine Center, P.A.

Musculoskeletal Market Overview

         Expenditures for musculoskeletal care in the United States are significant, with total direct costs associated with the delivery of musculoskeletal care exceeding $60 billion in 1988, according to the American Academy of Orthopaedic Surgeons ("AAOS"). Of this amount, approximately $7 billion represents fees paid for physician services. Furthermore, according to the AAOS, the 65-and-over age group accounts for approximately 25% of musculoskeletal cases. Given the aging of the U.S. population, the Company believes that demographic trends favor the growth of the need for musculoskeletal care.

         The spectrum of musculoskeletal care ranges from acute procedures, such as spinal or hip surgery after trauma, to the treatment of chronic conditions, such as arthritis and back pain. Musculoskeletal care is provided by a variety of medical and surgical specialists. Although the orthopaedic surgeon represents the primary musculoskeletal provider, musculoskeletal care is also provided by neurosurgeons, neurologists, plastic surgeons, physiatrists, rheumatologists, occupational medicine physicians, podiatrists and primary care physicians, as well as rehabilitative therapists. Moreover, there are a number of subspecialties of orthopaedics, including adult reconstructive (joint replacement) surgery, spinal care, sports medicine, foot and ankle care, hand and upper extremity care, pediatrics, oncology and trauma care. The American Medical Association estimates that in 1995, there were approximately 23,000 orthopaedic surgeons, as well as approximately 5,500 physiatrists, 3,500 rheumatologists, 3,000 occupational medicine physicians, 11,400 neurologists and 4,900 neurosurgeons.

         The payor mix for musculoskeletal care is diverse, with managed care enrollees representing an increasing percentage of patients. According to data from a 1994 AAOS survey, the largest percentage of patients is private pay (28%), followed by managed care, including fee-for-service and capitation (21%), Medicare (21%) and workers compensation (18%). Almost 80% of orthopaedic surgeons indicated they received patients from managed care sources. While private pay patients remain the largest category, the AAOS survey indicated that the percentage of total private pay patients has declined from 39% in 1988 to 28% in 1994. Over the same period, patients from managed care sources increased from 12% to 21%. The distribution of patients from other sources remained relatively constant over this period.

Affiliated Practices

         On November 12, 1996, the Company, in connection with the Initial Affiliation Transactions, issued an aggregate of 7,659,115 shares (constituting an aggregate of $45,954,690, based on an agreed value of $6 per share) of Common Stock and paid $1,537,872 in cash to physicians in the Initial Affiliated Practices. See Item 13 for details regarding the Company's affiliation with the Initial Affiliated Practices. Subsequent to the Initial Affiliation Transactions, the Company granted to certain physicians in the Initial Affiliated Practices options to purchase an aggregate of 382,590 shares of Common Stock at an exercise price of $6.00 per share. In addition, the Company has affiliated with three single physician practices in Tallahassee, Florida; Thomasville, Georgia; and Baltimore, Maryland.

In March 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of these practices for an aggregate consideration of 409,222 shares of Common Stock and $83,674 in cash.

         The table below sets forth certain information regarding the Initial Affiliated Practices, all of whose physicians are board certified or board eligible:


                                                                            Musculoskeletal
Initial Affiliated Practices          Location(s)            Physicians     Subspecialties        Ancillary Services
----------------------------          -----------            ----------     ---------------       -------------------
Reconstructive Orthopaedic            Philadelphia, PA            11                  3           None
Associates II, P.C.
Princeton Orthopaedic Associates II,  Princeton, NJ               12                  7           Outpatient Surgery,
P.A.                                                                                              Physical Therapy
TOC Specialists, P.L.                 Tallahassee, FL             14                  7           MRI
                                      Bainbridge, GA
Greater Chesapeake Orthopaedic        Baltimore, MD                8                  5           None
Associates, LLC
Vero Orthopaedics II, P.A.            Vero Beach, FL               5                  5           None
                                      Sebastian, FL
                                                                  --
     Total                                                        50
                                                                  ==

         Reconstructive Orthopaedic Associates II, P.C.

         ROA, operating under the name The Rothman Institute, was founded in Philadelphia, Pennsylvania in 1970 and currently has ten orthopaedic surgeons and one anesthesiologist. ROA has its own research department and has compiled an orthopaedic database for more than 25 years.

         ROA physicians (and their specialties) are Todd J. Albert, M.D. (spine surgery); Richard A. Balderston, M.D. (spine surgery); Arthur R. Bartolozzi, M.D. (sports medicine); Robert E. Booth, Jr., M.D. (joint replacement surgery); Michael G. Ciccotti, M.D. (sports medicine); William J. Hozack, M.D. (joint replacement surgery); H.N. Karanjia, M.D., D.P.M. (foot and ankle surgery); Philip M. Maurer, M.D. (anesthesiologist); Richard H. Rothman, M.D., Ph.D. (joint replacement surgery); Peter F. Sharkey, M.D. (joint replacement surgery); and Alexander R. Vaccaro, M.D. (spine surgery). All of these physicians, other than Dr. Maurer, are physician owners of ROA.

         Dr. Balderston serves as Clinical Professor, Vice Chairman of the Department of Orthopaedics and Chief of Orthopaedic Surgery at Thomas Jefferson University Hospital ("Jefferson"). Dr. Bartolozzi is a team physician for several sports teams, including the Philadelphia Flyers hockey team and the Philadelphia Eagles football team. Dr. Booth serves as Co-Chief of Orthopaedic Surgery at Pennsylvania Hospital, and is Professor and Vice Chairman of Orthopaedic Surgery at Jefferson. Dr. Rothman serves as the Chairman of the Department of Orthopaedics at Jefferson and Co-Chairman of the Department of Orthopaedics at Pennsylvania Hospital and is the Editor-in-Chief of the Journal of Arthroplasty, a journal of joint replacement surgery.

         Drs. Booth and Bartolozzi have entered into an agreement with the Company and ROA that contemplates that Drs. Booth and Bartolozzi will form and own an independent practice. The agreement provides that this practice will enter into a separate service agreement with the Company. See "Contractual Agreements with Affiliated Practices" in this Item.

         See Item 13 for additional information regarding the Company's affiliation with ROA.

         Princeton Orthopaedic Associates II, P.A. and Princeton SportsMedicine

         POA was founded in 1974 in Princeton, New Jersey and currently has 10 orthopaedic surgeons, one podiatric surgeon, one physiatrist and 16 physical therapists. POA operates three facilities, each of which provides physical therapy. One of these facilities, operating under the name SportsMedicine Princeton, provides multi-disciplinary diagnostic and rehabilitative care for sports-related injuries. The other two facilities provide comprehensive diagnostic and rehabilitative care for the neck and back. POA also operates its own outpatient surgery center, for which SCN provides management services for a fee.

         POA physicians (and their specialties) are Jeffrey S. Abrams, M.D. (shoulder surgery); Jon W. Ark, M.D. (hand and foot surgery); Robert N. Dunn, M.D. (spine surgery); Richard E. Fleming, Jr., M.D. (sports medicine); Steven R. Gecha, M.D. (sports medicine); W. Thomas Gutowski, M.D. (sports medicine); Michael N. Jolley, M.D. (joint replacement surgery); C. Alexander Moskwa, Jr., M.D. (sports medicine); Michael A. Palmer, M.D. (physiatry); Harvey E. Smires, M.D. (joint replacement surgery); David M. Smith, M.D. (general orthopaedics); and John S. Smith, DPM (podiatry). All of these physicians, other than Drs. Ark, Palmer and John S. Smith, are physician owners of POA.

         See Item 13 for additional information regarding the Company's affiliation with POA.

         TOC Specialists, P.L.

         TOC was founded in 1972 and currently has nine orthopaedic surgeons, two non-surgical musculoskeletal specialists and three neurologists. In its main facility in Tallahassee, Florida, TOC has an MRI center, for which SCN provides management services for a fee. TOC physicians also practice at a satellite facility in Bainbridge, Georgia operating under the name Southern Orthopedic Specialists, Inc. TOC has a non-contractual capitated arrangement with Capital Health Plans covering approximately 75,000 lives and a capitated contract with Health Plan Southeast covering approximately 55,000 lives.

         TOC physicians (and their specialties) are Gregg A. Alexander, M.D. (musculoskeletal medicine, disorders of the spine); D. Christian Berg, M.D. (hand and upper extremities); Richard E. Blackburn, M.D. (adult neurology); Donald M. Dewey, M.D., C.P.O. (foot and ankle surgery, pediatric orthopaedics); Mark E. Fahey, M.D. (general orthopaedic surgery); Thomas C. Haney, M.D. (knee surgery, sports medicine); William D. Henderson, Jr., M.D. (knee surgery, sports medicine); Steve E. Jordan, M.D. (general orthopaedic surgery, sports medicine);
J. Rick Lyon, M.D. (general orthopaedic surgery); Kris D. Stowers, M.D. (musculoskeletal and sports medicine); Robert L. Thornberry, M.D. (hip and knee surgery, sports medicine); Billy C. Weinstein, M.D. (adult neurology); Stanley Whitney, M.D. (adult neurology); and Charles H. Wingo, M.D. (spine surgery). All of these physicians, other than Dr. Whitney, are physician owners of TOC.

         TOC physicians have served as team physicians for a number of local high schools and colleges. Dr. Haney serves as the team physician for the Florida State University football team. Dr. Henderson currently serves as the president of the Herodicus Society, a national sports medicine society, and is one of the sports medicine physicians for the U.S. National Soccer Team. Dr. Wingo currently serves as Chairman of the Orthopaedic Section/Surgery at the Tallahassee Memorial Regional Medical Center.

         See Item 13 for additional information regarding the Company's affiliation with TOC.

         Greater Chesapeake Orthopaedic Associates, LLC

         GCOA was founded in Baltimore, Maryland in 1994 and currently has eight orthopaedic surgeons. The two main focus areas of GCOA are sports medicine and foot and ankle services. The practice is located adjacent to Union Memorial Hospital and is actively involved in the orthopaedic residency and fellowship teaching programs at that institution. In addition, three of its physicians are active in such programs at the Johns Hopkins University School of Medicine ("Johns Hopkins").

         GCOA physicians (and their specialties) are Paul L. Asdourian, M.D. (spine surgery); Frank R. Ebert, M.D. (joint replacement surgery); Leslie S. Matthews, M.D. (sports medicine); Stuart D. Miller, M.D. (foot and ankle); Mark
S. Myerson, M.D. (foot and ankle); John B. O'Donnell, M.D. (sports medicine); Lew C. Schon, M.D. (foot and ankle); and Martin A. Yahiro, M.D. (general orthopaedics). All of these physicians, other than Dr. Yahiro, are physician owners of GCOA.

         Dr. Asdourian serves as Chief of Orthopaedic Spinal Surgery at Union Memorial Hospital and is a clinical instructor in orthopaedic surgery at Johns Hopkins. Dr. Ebert currently serves as Assistant Chief of Orthopaedic Surgery at Union Memorial Hospital. Dr. Matthews currently serves as Chief of Orthopaedic Surgery at Union Memorial Hospital and is Program Director for the Orthopaedic Surgery Residency training program. Dr. Matthews also is an Assistant Professor of orthopaedic surgery at Johns Hopkins. Dr. Myerson serves as the director of Foot and Ankle Services at Union Memorial Hospital. Dr. O'Donnell is assistant director of Union Memorial Hospital's Sports Medicine Fellowship Program and is a clinical instructor in orthopaedic surgery at Johns Hopkins. Dr. Schon serves as Associate Director of the Foot & Ankle Fellowship program at Union Memorial Hospital. Dr. Yahiro joined the group in July 1995. He currently serves as an orthopaedic surgeon advisor to the federal Food and Drug Administration.

         See Item 13 for additional information regarding the Company's affiliation with GCOA.

         Vero Orthopaedics II, P.A.

         VO was founded in Vero Beach, Florida in 1976 and currently has four orthopaedic surgeons and one physiatrist. The practice is located near Indian River Memorial Hospital. VO operates one satellite office in Sebastian, Florida. VO's physicians (and their specialties) are James L. Cain, M.D. (foot and ankle); David W. Griffin, M.D. (knee surgery); George K. Nichols, M.D. (hip surgery); Peter G. Wernicki, M.D. (sports medicine); and Charlene Wilson, M.D. (physiatry). All of these physicians, other than Dr. Wilson, are physician owners of VO.

         Dr. James L. Cain, founder of Vero Orthopaedics, has served as Chairman of the Department of Orthopaedics, Chief of the Medical Staff, and as a member of the Board of Directors of Indian River Memorial Hospital. Dr. David W. Griffin is Director of the Joint Implant Center of the Treasure Coast at Indian River Memorial Hospital.

         See Item 13 for additional information regarding the Company's affiliation with VO.

         Single Physician Practices

         In addition to the Initial Affiliated Practices, the Company is affiliated with the following single physician practices:

         Riyaz H. Jinnah, M.D., P.A. - This practice is located in Baltimore, Maryland. Dr. Jinnah is a board certified surgeon engaged in general orthopaedics.

         Medical Rehabilitation Specialists, P.A. - This practice is located in Tallahassee, Florida. The physician owner is Kirk J. Mauro, M.D. Dr. Mauro is a physiatrist.

         Floyd Jaggears, M.D., P.C. - This practice is located in Thomasville, Georgia. Dr. Jaggears is a board certified surgeon engaged in general orthopaedics.

SCN Operations

         Upon affiliation with SCN, physician practices enter into a long-term service agreement with the Company. Under the terms of a service agreement, the Company generally employs most of a practice's non-physician personnel, provides facilities for the practice and provides services in the areas of practice management, information systems and negotiation of payor contracts, all as more specifically described below. The governance structure provided with respect to the service agreements facilitates close cooperation between the Company and the practices, while ensuring that the practices maintain clinical autonomy. See "Contractual Agreements with Affiliated Practices" in this Item.

         Management Services

         Pursuant to the terms of the Service Agreements, the Company assists the Affiliated Practices in strategic planning, preparation of operating budgets and capital project analysis. The Company intends to coordinate group purchasing of supplies, inventory and insurance for the practices. In addition, the Company will assist the Affiliated Practices in physician recruitment by introducing physician candidates to the practices and advising the practices in structuring employment arrangements.

         The Company also provides or arranges for a variety of additional services relating to the day-to-day non-medical operations of the practices, including (i) management and monitoring each practice's billing levels, invoicing and accounts receivable collection by payor type, (ii) accounting, payroll and legal services and records and (iii) cash management and centralized disbursements.

         These services are designed to reduce the amount of time physicians must spend on administrative matters, thereby enabling the physicians to dedicate more of their efforts toward the delivery of health care. The Company's anticipated capital resources and assistance in preparation of budgets and capital project analyses are intended to facilitate the establishment of ancillary musculoskeletal facilities, such as outpatient occupational medicine, physical therapy and surgery centers and MRI centers. Comprehensive administrative support should facilitate more effective billings and collections and, as the Company grows, economies of scale in effecting purchases. The Company's proprietary accounts payable system should allow SCN to control disbursements and identify economies in purchasing.

         Practice Services

         As a result of its affiliation with the Affiliated Practices, SCN employs most of the Affiliated Practices' non-physician personnel. These non-physician personnel, along with additional personnel at the Company's headquarters, manage the day-to-day non-medical operations of each of the Affiliated Practices, including, among other things, provision of secretarial, bookkeeping, scheduling and other routine services. Under the Service Agreements, the Company must provide facilities and equipment to the Affiliated Practices, and to this end, the Company entered into lease agreements for the facilities and purchased the assets utilized by each of the Affiliated Practices.

         Management Information Systems

         The Company believes that a key element in the implementation of its business strategy is the development and utilization of its proprietary management information systems. The Company is designing its information systems to integrate and analyze financial and clinical data, improve operating efficiency at the practice level and enhance the ability of the Company to negotiate managed care contracts on behalf of its Affiliated Practices.

         The Company has developed proprietary financial systems that have been installed at the Company's headquarters and at each of the Affiliated Practices. These systems include an internally developed purchase order application and electronic interfaces between payroll, general ledger, banking, accounts payable and accounts receivable applications. These systems permit each Affiliated Practice to separately designate purchase requirements and transfer purchase information on a daily basis. Such information allows the Company to monitor purchases from order to receipt, to centrally control the disbursement of funds and to identify economies in purchasing. In addition, the Company's systems permit the Company to capture, analyze and report centrally financial data from the various Affiliated Practice locations and provide analyses of financial data on a fully integrated basis.

         The Company has established standards at the Affiliated Practices for gathering clinical and financial information such as personal patient data, physician and procedure identifier codes, payor class and amounts charged and reimbursed. The Company intends to develop a proprietary clinical outcomes database to enable the Affiliated Practices to analyze clinical outcomes at the practitioner and practice levels on a standardized basis. Information will be gathered in areas such as incidents rates (the number of specified procedural, diagnostic and medical events during a specified period with respect to a specified patient population), utilization (frequency of patient care and activity relating to the patient) and quality of care (monitoring and evaluation of patient outcomes). This information should assist physicians in developing clinical protocols, measuring outcomes, ensuring that standards of quality are met and determining the most cost-effective course for treating patients. The Company intends to use this data, together with data derived from its financial information systems, to produce comprehensive financial and clinical reports to be used in connection with the negotiation, structuring and pricing of managed care contracts.

         Payor Contracting

         An increasing portion of the net revenue of the Affiliated Practices is derived from managed care payors. Although rates paid by managed care payors are generally lower than commercial rates, managed care payors can provide access to large patient volumes.

         The Company seeks to negotiate both fee-for-service and capitated contracts on behalf of the Affiliated Practices. Under capitated arrangements, providers deliver health care services to managed care enrollees and would bear all or a portion of the risk that the cost of such services may exceed capitated payments. Capitated contracts involve various forms of risk sharing. Providers may accept risk only with respect to the costs of physician services required by a patient (professional component) or for all of the medical costs required by a patient including professional, institutional and ancillary services (global capitation). Managed care companies' arrangements with providers can be further segmented into episode of care and per member per month capitation. Under specified episode of care capitation, providers deliver care for covered enrollees with a specified medical condition or who require a particular treatment on a fixed fee basis per episode. Under per member per month capitation, the providers receive fixed monthly fees per covered enrollee and assume the additional risk for the incidence of medical conditions requiring procedures specified in the contract.

         Currently, the Company performs analyses of the Affiliated Practices' markets to develop managed care contracting strategies and meets with principal payors in each of these markets to enhance and establish relationships between the Affiliated Practices and such payors. In addition, the Company is currently in the process of negotiating a capitated, episode of care managed care contract on behalf of one of the Initial Affiliated Practices, fee for service contracts for physician services for several of the Initial Affiliated Practices and a fee for service contract for the surgery center at POA. TOC has a non-contractual capitated arrangement covering approximately 75,000 lives and a capitated contract covering approximately 55,000 lives, and POA has a capitated contract covering approximately 20,000 lives. These arrangements existed at the time of the Initial Affiliation Transactions. No other Affiliated Practice has a capitated arrangement.

Governance and Quality Assurance

         The Company's current governance structure promotes physician participation in the management of the Company. At least one physician from each Initial Affiliated Practice serves on the Company's Board of Directors. In addition, each Affiliated Practice has a Joint Policy Board whose membership includes an equal number of representatives from each of the Company and the Affiliated Practice. The Joint Policy Board will have responsibilities that include developing long-term strategic objectives, developing practice expansion and payor contracting guidelines, promoting practice efficiencies, recommending significant capital expenditures and facilitating communication and information exchange between the Company and each of the Affiliated Practices.

         The Company intends to create an Outcomes Management and Standards Board that will focus on the identification and communication of the best practices and clinical protocols in the business and administrative areas. The Company also intends to create a Medical Provider Board that will identify and communicate the best practices and protocols in the medical area. Both of these boards, which will consist solely of physicians from Affiliated Practices, will receive managerial and information systems support from the Company.

Contractual Agreements with Affiliated Practices

         The Company has entered into the Service Agreements with each of the Affiliated Practices, and intends to enter into long-term service agreements with each additional practice that affiliates with the Company, to provide management, administrative and development services. Under the Service Agreements, the Affiliated Practices are solely responsible for all aspects of the practice of medicine and the Company has the primary responsibility for the business and administrative aspects of the Affiliated Practices. The Company employs most of the Affiliated Practice's non-physician personnel. Pursuant to the Service Agreements, the Company provides or arranges for various management, administrative and development services to the Affiliated Practices relating to the day-to-day non-medical operations of the Affiliated Practices.

         The following summary of the Service Agreements is intended to be a general summary of the form of Service Agreement. The Company expects to enter into similar agreements with other practices with which it may affiliate in the future. The actual terms of the individual Service Agreements may vary in certain respects from the description below as a result of negotiations with the individual practices and the requirements of local regulations. Agreements that the Company may enter into in the future are also expected to vary in certain respects. Each of the Service Agreements with the Initial Affiliated Practices and certain related agreements are exhibits to this filing. The following summary is qualified in its entirety by reference to such exhibits. For a discussion of circumstances under which a service agreement may be rendered unenforceable. See "Risk Factors -- Government Regulation" in this Item.

         Pursuant to the Service Agreements, the Company, among other things,
(i) acts as the exclusive manager and administrator of non-physician services relating to the operation of the Affiliated Practices, subject to matters for which the Affiliated Practices maintain responsibility or which are referred to the Joint Policy Boards of the Affiliated Practices, (ii) bills patients, insurance companies and other third party payors and collects, on behalf of the Affiliated Practices, the fees for professional medical and other services rendered, including goods and supplies sold by the Affiliated Practices, (iii) provides or arranges for, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management, preparation of certain tax returns, printing, postage and duplication services and medical transcribing services, (iv) supervises and maintains custody of substantially all files and records (medical records of the Affiliated Practices remain the property of the Affiliated Practices), (v) provides facilities for the Affiliated Practices, (vi) prepares, in consultation with the Joint Policy Boards and the Affiliated Practices, all annual and capital operating budgets, (vii) orders and purchases inventory and supplies as reasonably requested by the Affiliated Practices, (viii) implements, in consultation with the Joint Policy Boards and the Affiliated Practices, national and local public relations or advertising programs and (ix) provides financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors. Most of the services described above are provided by employees previously employed by the Predecessor Practices.

         Under the Service Agreements, the Affiliated Practices retain the responsibility for, among other things, (i) hiring and compensating physician employees and other medical professionals, (ii) ensuring that physicians have the required licenses, credentials, approvals and other certifications needed to perform their duties and (iii) complying with certain federal and state laws and regulations applicable to the practice of medicine. In addition, the Affiliated Practices maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services.

         Under the Service Agreements, the Company collects fees from the Affiliated Practices on a monthly basis. The fees consist of the following: (i) service fees based on a percentage (the "Service Fee Percentage") ranging from

20%-33% of the Adjusted Pre-Tax Income of the Affiliated Practices (defined generally as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Affiliated Practices ("Clinic Expenses," as defined more fully in the Service Agreements), not including physician owner compensation or most benefits to physician owners) and (ii) amounts equal to Clinic Expenses. For the first three years following the affiliation, however, the portion of the service fees described under clause
(i) above is specified to be the greater of the amount payable as described under clause (i) above or a fixed dollar amount (the "Base Service Fee"), which was generally calculated by applying the respective Service Fee Percentage of Adjusted Pre-Tax Income of the predecessors to the Affiliated Practices for the twelve months prior to affiliation. In addition, with respect to its management of certain facilities and ancillary services associated with certain of the Initial Affiliated Practices, the Company receives fees ranging from 2%-8% of net revenue related to such facilities and services.

         Pursuant to the Service Agreements, each Affiliated Practice agrees to sell and assign to the Company, and the Company agrees to buy, all of the Affiliated Practice's accounts receivable each month during the existence of the Service Agreement. The purchase price for such accounts receivable will equal the face amounts of the accounts receivable recorded each month less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the practice's historical collection rate, as determined by the Company.

         However, the Company and the Affiliated Practices have discussed making periodic adjustments so that amounts paid by the Company for the accounts receivable will be adjusted upwards or downwards based on the Company's actual collection experience. While the Company believes, based on its discussions with the Affiliated Practices, that this arrangement is acceptable to them, the Company cannot assure that this arrangement will be effected.

         The Service Agreements have initial terms of forty years, with automatic extensions (unless specified notice is given) of additional five-year terms. The Service Agreement may be terminated by either party if the other party (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, the Company may terminate the agreement if the Affiliated Practice's Medicare or Medicaid number is terminated or suspended as a result of some act or omission of the Affiliated Practice or the physicians, and the Affiliated Practice may terminate the agreement if the Company misapplies funds or assets or violates certain laws.

         Upon termination of a Service Agreement by the Company for one of the reasons set forth above, the Company has the option to require the Affiliated Practice to purchase and assume the assets and liabilities related to the Affiliated Practice at the fair market value thereof. In addition, upon termination of a Service Agreement by the Company during the first five years of the term, the physician owners of the Affiliated Practice are required to pay the Company or return to the Company an amount of cash or stock of the Company equal to one-third of the total consideration received by such physicians in connection with the Company's affiliation with the practice.

         Under the Service Agreements, each physician owner must give the Company twelve months notice of an intent to retire from the Affiliated Practice. If a physician gives such notice during the first five years of the agreement, the physician must also locate a replacement physician or physicians acceptable to the Joint Policy Board and pay an amount based on a formula relating to any loss of service fee for the first five years of the term. In addition, a physician leaving a practice during the first five years of the term is required to pay the Company or return to the Company an amount of cash or stock equal to one-third of the total consideration received by such physician in connection with the Company's affiliation with the practice. The agreement also provides that after the fifth year, no more than 20% of the physician owners at the Affiliated Practice may retire within a one-year period.

         The Affiliated Practices and the physician owners of the Affiliated Practices generally agree with the Company not to compete with the Company in providing services similar to those provided by the Company under the Service Agreements, and the physician owners also generally agree with the Company not to compete with an Affiliated Practice, within a specified geographic area. Non-competition restrictions generally apply to physicians during their affiliation with Affiliated Practices and for three years thereafter. In addition, the Service Agreement requires the

Affiliated Practice to enter into non-competition agreements with all physicians in the Affiliated Practice, of which agreements the Company will be a third party beneficiary. After the fifth year of the term of the Service Agreement, physician owners of the Affiliated Practices may be released from the non-competition provisions upon payment of certain amounts to the Company, which may be paid in the form of Common Stock. The Service Agreements generally require the Affiliated Practices to pursue enforcement of the non-competition agreement with physicians or assign to the Company the right to pursue enforcement.

         The Company has entered into an agreement with ROA and Drs. Booth and Bartolozzi pursuant to which there will be a division of ROA and Drs. Booth and Bartolozzi will establish an independent practice ("BB One"). The agreement provides that the Company will enter into a service agreement with BB One, and amend the service agreement with ROA so that the aggregate Base Service Fee for ROA and BB One will be equal to ROA's current Base Service Fee. In addition, unless BB One exercises the right described below, in the event that the Base Service Fee of either (but not both) of the practices is more than the service fee (the "Percentage-Based Service Fee") that would result from the application of the Service Fee Percentage to the practice's Adjusted Pre-Tax Income (a "Base Fee Deficit"), the other practice will offset against the deficit the amount, if any, by which its Percentage-Based Service Fee exceeds its Base Service Fee. Thereafter, if any deficit remains, (i) the Company will forgive one-third of the remaining Base Fee Deficit, up to $120,000, (ii) the practice that did not have the Base Fee Deficit will pay to the Company one-third of the remaining Base Fee Deficit, up to $120,000 and (iii) the practice with the Base Fee Deficit will pay to the Company all additional remaining Base Fee Deficit. If both practices have a Base Fee Deficit, (i) BB One will pay to SCN one-third of ROA's Base Fee Deficit, up to $120,000, (ii) the Company will forgive one-third of ROA's Base Fee Deficit, up to $120,000, (iii) ROA will pay the remainder of the Base Fee Deficit and (iv) BB One will pay to the Company the entire amount of its Base Fee Deficit.

         The agreement provides that BB One has the right, prior to July 15, 1997, to increase its Service Fee Percentage by a stipulated amount. In the event that the right is exercised, BB One's Base Service Fee will be increased by a stipulated amount, and Dr. Booth will receive options from the Company to purchase shares of Common Stock, based on a specified multiple of the increase in the Base Service Fee, the product of which will be divided by the greater of $10.00 or the closing bid price of Company Common Stock on the Nasdaq National Market on the date the right is exercised. If the right is exercised, the Company will have no obligation to forgive any Base Fee Deficit of either ROA or BB One.

         The agreement also provides that in the event Dr. Bartolozzi does not join with Dr. Booth in forming BB One, then ROA and the Company will enter into arrangements with Dr. Booth on terms proportionately consistent with the economic principles underlying the above described arrangement. In the event Dr. Bartolozzi remains with ROA or leaves BB One, BB One's Base Service Fee and Service Fee Percentage and the amount of the increase in the Base Service Fee in the event the right is exercised will be modified.

         The parties have agreed that in the event additional issues arise in the process of completing definitive agreements, or amendments to existing agreements, and such issues are not resolved, then such issues will be submitted to binding arbitration.

         In addition, the Company has entered into an agreement with Dr. Bartolozzi pursuant to which the Company has agreed to support the development of a sports medicine center. If the Company and Dr. Bartolozzi have not agreed to a plan for the development of the center by November 1997, Dr. Bartolozzi may terminate the service agreement as it pertains to him, with three months written notice to the Company. Upon such a termination, Dr. Bartolozzi must return to the Company an amount equal to (i) the after-tax amount of the consideration received by Dr. Bartolozzi in the merger transaction between ROA and the Company less (ii) the after-tax amount of Dr. Bartolozzi's pro rata portion of service fees paid to SCN during the term of the service agreement. In the event of such termination, the Base Service Fee to be paid by BB One (or ROA, if Dr. Bartolozzi elects to remain with ROA) to SCN will be proportionally reduced by the pro rata portion of the consideration paid to Dr. Bartolozzi at the closing of the merger between SCN and ROA.

         The Affiliated Practices are responsible for obtaining professional liability and worker's compensation insurance for the physicians and other medical employees of the Affiliated Practices, as well as general liability umbrella coverage. The Company is responsible for obtaining professional liability and worker's compensation insurance for employees of the Company and general liability and property insurance for the Affiliated Practices.

         The Service Agreements contain indemnification provisions, pursuant to which the Company indemnifies the Affiliated Practices for damages resulting from negligent acts or omissions by the Company or its agents, employees or shareholders. In addition, the Affiliated Practices indemnify the Company for any damages resulting from any negligent act or omissions by any affiliated physicians, agents or employees of the Affiliated Practice, other than damages resulting from claims arising from the performance or nonperformance of medical services.

Government Regulation and Supervision

         The delivery of health care services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services. Federal law and regulations are based primarily upon the Medicare program and the Medicaid program, each of which is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment.

         The Company believes its operations are in material compliance with applicable laws; however, the Company has not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority to this effect, and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. The laws applicable to the Company are subject to evolving interpretations, and therefore, there can be no assurance that a review of the Company or the Affiliated Practices by a court or law enforcement or regulatory authority will not result in a determination that could have a material adverse effect on the Company or the Affiliated Practices. Furthermore, there can be no assurance that the laws applicable to the Company will not be amended in a manner that could have a material adverse effect on the Company.

         Federal Law

         The federal health care laws apply in any case in which an Affiliated Practice is providing an item or service that is reimbursable under Medicare or Medicaid or in which the Company is claiming reimbursement from Medicare or Medicaid on behalf of physicians with whom the Company has a service agreement. The principal federal laws include those that prohibit the filing of false or improper claims with the Medicare or Medicaid programs, those that prohibit unlawful inducements for the referral of business reimbursable under Medicare or Medicaid and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with which the provider has certain types of financial relationships.

         False and Other Improper Claims. The federal government is authorized to impose criminal, civil and administrative penalties on any health care provider that files a false claim for reimbursement from Medicare or Medicaid. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud. While the criminal statutes are generally reserved for instances evincing an obviously fraudulent intent, the criminal and administrative penalty statutes are being applied by the government in an increasingly broad range of circumstances. The government has taken the position, for example, that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The government has also taken the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard.

         The Company believes that its billing activities on behalf of the Affiliated Practices are in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. A determination that the Company had violated such laws could have a material adverse impact on the Company.

         Anti-Kickback Law. A federal law commonly known as the "Anti-kickback Amendments" prohibits the offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of Medicare or Medicaid patients, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or the arranging for, the provision of items or services reimbursable under Medicare and Medicaid. The law has been broadly interpreted by a number of courts to prohibit remuneration that is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a health care provider may be questioned under the Anti-kickback Amendments if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include criminal sanctions and exclusion from the federal health care program.

         In part to address concerns regarding the implementation of the Anti-kickback Amendments, the federal government in 1991 published regulations that provide exceptions or "safe harbors," for certain transactions that will not be deemed to violate the Anti-kickback Amendments. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Proposed amendments clarifying the existing safe harbor regulations were published in 1994. If any of the proposed regulations are ultimately adopted, they would result in substantive changes to existing regulations. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal.

         There are several aspects of the Company's relationships with physicians to which the anti-kickback law may be relevant. In some instances, for example, the government may construe some of the marketing and managed care contracting activities of the Company as arranging for the referral of patients to the physicians with whom the Company has a Service Agreement.

         Although neither the investments in the Company by physicians nor the Service Agreements between the Company and the Affiliated Practices qualify for protection under the safe harbor regulations, the Company does not believe that these activities fall within the type of activities the Anti-kickback Amendments were intended to prohibit. A determination that the Company has violated the Anti-kickback Amendments would have a material adverse effect on the Company.

         The Stark Self-Referral Law. The Stark Self-Referral Law (the "Stark Law") prohibits a physician from referring a patient to a health care provider for certain designated health services reimbursable by Medicare or Medicaid if the physician has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. In addition to the conduct directly prohibited by the law, the statute also prohibits schemes that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, (ii) civil fines and (iii) exclusion from the Medicare and Medicaid programs.

         The Company does not currently provide any designated health service under the Stark Law. However, because the Company will provide management services related to those designated health services provided by physicians affiliated with the Affiliated Practices, there can be no assurance that the Company will not be deemed the provider for those services for purposes of the Stark Law and, accordingly, the recipient of referrals from physicians affiliated with the Affiliated Practices. In that event, such referrals will be permissible only if (i) the financial arrangements under the service agreements with the Affiliated Practices meet certain exceptions in the Stark Law and (ii) the ownership of stock in the Company by the referring physicians meets certain investment exceptions under the Stark Law. The Company believes that the financial arrangements under the Service Agreements qualify for applicable exceptions under the Stark

Law; however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination. In addition, the Company will not meet the Stark Law exception related to investment interest until the Company's stockholders' equity exceeds $75 million.

         State Law

         State Anti-Kickback Laws. Many states have laws that prohibit payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. However, a number of these laws apply to all health care services in the state, regardless of the source of payment for the service. Based on court and administrative interpretation of federal anti-kickback laws, the Company believes that these laws prohibit payments to referral sources where a purpose for payment is for the referral. However, the laws in most states regarding kickbacks have been subjected to limited judicial and regulatory interpretation and therefore, no assurances can be given that the Company's activities will be found to be in compliance. Noncompliance with such laws could have an adverse effect upon the Company and subject it and physicians affiliated with the Affiliated Practices to penalties and sanctions.

         State Self-Referral Laws. A number of states have enacted self-referral laws that are similar in purpose to the Stark Law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician's financial relationship with a health care provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require only that a patient be informed of the financial relationship before the referral is made. The Company believes that its operations are in material compliance with the self-referral law of the states in which the Affiliated Practices are located.

         Fee-Splitting Laws. Many states prohibit a physician from splitting with a referral source the fees generated from physician services. Other states have a broader prohibition against any splitting of a physician's fees, regardless of whether the other party is a referral source. In most states, it is not considered to be fee-splitting when the payment made by the physician is reasonable reimbursement for services rendered on the physician's behalf.

         The Company will be reimbursed by physicians on whose behalf the Company provides management services. The compensation provisions of the Service Agreements have been designed to comply with applicable state laws relating to fee-splitting. There can be no certainty, however, that, if challenged, the Company and its Affiliated Practices will be found to be in compliance with each state's fee-splitting laws. A determination in any state that the Company is engaged in any unlawful fee-splitting arrangement could render any service agreement between the Company and an Affiliated Practice located in such state unenforceable or subject to modification in a manner adverse to the Company.

         Corporate Practice of Medicine. Most states prohibit corporations from engaging in the practice of medicine. Many of these state doctrines prohibit a business corporation from employing a physician. States differ, however, with respect to the extent to which a licensed physician can affiliate with corporate entities for the delivery of medical services. Some states interpret the "practice of medicine" broadly to include activities of corporations such as the Company that have an indirect impact on the practice of medicine, even where the physician rendering the medical services is not an employee of the corporation and the corporation exercises no discretion with respect to the diagnosis or treatment of a particular patient.

         The Company intends that, pursuant to its service agreements, it will not exercise any responsibility on behalf of affiliated physicians that could be construed as affecting the practice of medicine. Accordingly, the Company believes that its operations do not violate applicable state laws relating to the corporate practice of medicine. Such laws and legal doctrines have been subjected to only limited judicial and regulatory interpretation and there can be no assurance that, if challenged, the Company would be considered to be in compliance with all such laws and doctrines. A determination in any state that the Company is engaged in the corporate practice of medicine could render any service agreement between the Company and an Affiliated Practice located in such state unenforceable or subject to modification in a manner adverse to the Company.

         Insurance Laws. Laws in all states regulate the business of insurance and the operation of HMOs. Many states also regulate the establishment and operation of networks of health care providers. While these laws do not generally apply to companies that provide management services to networks of physicians, there can be no assurance that regulatory authorities of the states in which the Company operates would not apply these laws to require licensure of the Company's operations as an insurer, as an HMO or as a provider network. The Company believes that its proposed operations are in compliance with these laws in the states in which it currently does business, but there can be no assurance that future interpretations of insurance and health care network laws by regulatory authorities in these states or in the states into which the Company may expand will not require licensure or a restructuring of some or all of the Company's operations.

         The National Association of Insurance Commissioners ("NAIC") in 1995 endorsed a policy proposing the state regulation of risk assumption by physicians. The policy proposes prohibiting physicians from entering into capitated payment or other risk sharing contracts except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, practices affiliated with the Company will be precluded from entering into capitated contracts directly with employers, individuals and benefit plans unless they qualify to do business as HMOs or insurance companies. Currently, the Company does not intend, on its own behalf, or on behalf of the Affiliated Practices, to enter into capitated payment or other risk-sharing arrangements other than with HMOs or insurance companies. In addition, in December 1996, the NAIC issued a white paper entitled "Regulation of Health Risk Bearing Entities," which sets forth issues to be considered by state insurance regulators when considering new regulations and encourages that a uniform body of regulation be adopted by the states. The Company believes that additional regulation at the state level will be forthcoming in response to the NAIC initiatives. Other states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements.

Competition

         The Company competes with many other entities to affiliate with musculoskeletal practices. Several companies that have established operating histories and greater resources than the Company are pursuing the acquisition of the assets of general and specialty practices and the management of such practices. Physician practice management companies and some hospitals, clinics and HMOs engage in activities similar to the activities of the Company. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to affiliate with, and to enter into agreements to provide management services to, practices on terms beneficial to the Company.

         Affiliated Practices compete with local musculoskeletal care service providers as well as some managed care organizations. The Company believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition for consumers of medical services. The Company believes that the cost, accessibility and quality of services provided are the principal factors that affect competition. There can be no assurance that the Affiliated Practices will be able to compete effectively in the markets that they serve. The inability of the Affiliated Practices to compete effectively would materially adversely affect the Company.

         Further, the Affiliated Practices compete with other providers for managed musculoskeletal care contracts. The Company believes that trends toward managed care have resulted in increased competition for such contracts. Other practices and management service organizations may have more experience than the Affiliated Practices and the Company in obtaining such contracts. There can be no assurance that the Company and the Affiliated Practices will be able to successfully acquire sufficient managed care contracts to compete effectively in the markets they serve. The inability of the Affiliated Practices to compete effectively for such contracts could materially adversely affect the Company.

Employees

         As of March 21, 1997, the Company has approximately 319 employees, of whom 30 are located at the Company's corporate offices and 289 are located at the Affiliated Practices. The Company believes that its relationship with its employees is good.

Corporate Liability and Insurance

         The provision of medical services entails an inherent risk of professional malpractice and other similar claims. However, the Company does not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. As a result of the relationship between the Company and the Affiliated Practices, the Company may become subject to some medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services and products provided by Affiliated Practices will not be asserted against the Company in the future. The Company's medical professional liability insurance provides coverage of up to $1 million per incident, with maximum coverage of $3 million per year. The Company's general liability insurance provides coverage of up to $5 million per incident, with maximum coverage of $5 million per year. The Company believes that such insurance will extend to professional liability claims that may be asserted against employees of the Company that work on site at Affiliated Practice locations. In addition, pursuant to the Service Agreements, the Affiliated Practices are required (and the other practices with which the Company affiliates in the future will be required) to maintain comprehensive professional liability insurance. The availability and cost of such insurance has been affected by various factors, many of which are beyond the control of the Company and Affiliated Practices. The cost of such insurance to the Company and Affiliated Practices may have a material adverse effect on the Company. In addition, successful malpractice or other claims asserted against Affiliated Practices or the Company that exceed applicable policy limits would have a material adverse effect on the Company.

Risk Factors

         Limited Operating History; Risks Related to Integration of Assets and Personnel

         The Company was incorporated in December 1995 and, prior to its affiliation with the Initial Affiliated Practices in November 1996, had no history of operations or earnings. As a result of acquiring certain assets of the Predecessor Practices, and the practices that were predecessors to the single physician practices acquired by the Company, and entering into the Service Agreements with the Affiliated Practices, the Company is now responsible for most non-medical aspects of the operations, and manages most non-physician employees, of the Initial Affiliated Practices. Prior to their affiliation with the Company, the Predecessor Practices and the practices that were predecessors to the single physician practices acquired by the Company operated as separate independent entities, and there can be no assurance that the Company will be able to integrate and manage successfully the assets and personnel of, or provide services profitably to, the Affiliated Practices or other practices with which it may affiliate in the future. In addition, there can be no assurance that the Company's affiliation with the Affiliated Practices or other practices with which it may affiliate in the future will not result in a loss of patients by any of those practices or other unanticipated adverse consequences. Any of these events could have a material adverse effect on the Company. There can be no assurance that the Company's personnel, systems and infrastructure will be sufficient to permit effective and profitable management of the Affiliated Practices under the Service Agreements or to implement effectively the Company's strategies.

         Risks Associated with Affiliation and Expansion Strategy

         A primary element of the Company's strategy is to acquire certain assets of, and affiliate through service agreements with, selected musculoskeletal practices in targeted markets. The Company's strategy also involves assisting Affiliated Practices in recruiting physicians and, to the extent permitted by applicable law, contracting with ancillary musculoskeletal facilities, such as outpatient occupational medicine, physical therapy and surgery centers and MRI centers, and with associated providers. Identifying appropriate physician group practices, individual physicians and ancillary providers and facilities and proposing, negotiating and implementing economically attractive affiliations with such practices, physicians and providers can be a lengthy, complex and costly process. In addition, the Company is a party to a credit facility that places certain limitations upon the number of affiliations the Company can enter into in any quarter or year and the terms of any future affiliations. The failure of the Company to identify and effect additional affiliations would have a material adverse effect on the Company. Moreover, there can be no assurance that future affiliations, if any, will contribute to the Company's profitability or otherwise facilitate the successful implementation of the Company's overall strategy.

         The Company's ability to expand is also dependent upon factors such as the ability of the Company and any practice with which it may seek to affiliate to (i) adapt the Company's arrangements with such practices to comply with current or future legal requirements, including state prohibitions on fee-splitting, corporate practice of medicine and referrals to facilities in which physicians have a financial interest and state anti-kickback provisions,
(ii) obtain regulatory approval and certificates of need, where necessary, and
(iii) comply with licensing requirements applicable to physicians and to facilities operated, and services offered, by physicians. There can be no assurance that application of current laws or changes in legal requirements will not adversely affect the Company or that the Company and the practices with which it is affiliated will be able to obtain and maintain all necessary regulatory approvals and comply with applicable laws, regulations and licensing requirements.

         Dependence on Affiliated Practices and Physicians; Risk of Termination of Service Agreements

         The Company's operations are entirely dependent on its continued affiliation through service agreements with the Affiliated Practices and on the success of the Affiliated Practices. There can be no assurance that the Affiliated Practices will maintain successful practices, that service agreements will not be terminated or that any of the key physicians in a particular Affiliated Practice will continue affiliation with such practice. Two of the Affiliated Practices, ROA and POA, contributed approximately 34% and 27%, respectively, of the fees (including fees relating to the reimbursement of clinic expenses) paid to the Company by all of the Initial Affiliated Practices. The termination of any of the Service Agreements with the Initial Affiliated Practices would, and termination of service agreements with any other Affiliated Practices could, have a material adverse effect on the Company. For a description of the Service Agreements, including a description of their termination provisions and non-competition arrangements with affiliated physicians, and an agreement regarding a contemplated division of ROA into two Affiliated Practices, see "Contractual Agreements with Affiliated Practices" in this Item. For a discussion of circumstances under which a service agreement may be rendered unenforceable, see "Government Regulation" in this Item.

         Some of the Affiliated Practices derive, and other practices with which the Company may affiliate may derive, a significant portion of their revenue from a limited number of physicians. Particularly because none of the physicians at any Affiliated Practices has previously entered into service arrangements similar to those embodied in the Service Agreements, there can be no assurance that the Company or the Affiliated Practices will maintain cooperative relationships with key members of a particular Affiliated Practice. In addition, there can be no assurance that key members of an Affiliated Practice will not retire, become disabled or otherwise become unable or unwilling to continue practicing their profession with an Affiliated Practice. The loss by an Affiliated Practice of one or more key members would have a material adverse effect on the revenue of such Affiliated Practice and possibly on the Company. Neither the Company nor the Affiliated Practices maintains insurance on the lives of any affiliated physicians for the benefit of the Company. The loss of revenue by any Affiliated Practice could have a material adverse effect on the Company.

         Risk of Changes in Payment for Medical Services

         The health care industry is experiencing a trend toward cost containment as government and private third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced capitated payment schedules with service providers. Further reductions in payments to health care providers or other changes in reimbursement for health care services could have a material adverse effect on the Affiliated Practices and, as a result, on the Company. These reductions could result from changes in current reimbursement rates or from a shift in clinical protocols to non-surgical solutions to orthopaedic conditions. There can be no assurance that the Company will be able to offset successfully any or all of the payment reductions that may occur.

         The federal government has implemented, in annual increments through December 31, 1996, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for health care provider services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated health care providers the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically provided by the Affiliated Practices. Further reductions could significantly affect the Affiliated Practices, each of which derives a significant portion of its revenue from Medicare. RBRVS types of payment systems have also been adopted by certain private third party payors and may become a predominant payment methodology. Wider-spread implementation of such programs would reduce payments from private third party payors, and could indirectly reduce revenue to the Company.

         Rates paid by private third party payors, including those that provide Medicare supplemental insurance, are based on established health care provider and hospital charges and are generally higher than Medicare payment rates. A change in the patient mix of any of the Affiliated Practices that results in a decrease in patients covered by private insurance could have a material adverse effect on the Affiliated Practices and, as a result, on the Company.

         Government Regulation

         The delivery of health care, including the relationships among health care providers such as physicians and other clinicians, is subject to extensive federal and state regulation. The Company believes that its operations are conducted in material compliance with applicable laws; however, the Company has not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority to this effect, and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. There can be no assurance that a review of the Company's operations by federal or state judicial or regulatory authorities will not result in a determination that the Company or one of its Affiliated Practices has violated one or more provisions of federal or state law. Any such determination could have a material adverse effect on the Company.

         The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted by many states, including Florida, a state in which three Affiliated Practices are located, prohibit the solicitation, payment, receipt or offering of any direct or indirect remuneration in return for, or as an inducement to, certain referrals of patients, items or services. Provisions of the Social Security Act also impose significant penalties for false or improper billings. In addition, the Stark Law imposes restrictions on physicians' referrals for designated health services reimbursable by Medicare or Medicaid to entities with which the physicians have financial relationships. Many states, including the states in which the Affiliated Practices are located, have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Accordingly, the Company is prohibited from owning facilities for the provision of, or otherwise providing, certain ancillary services for patients of its Affiliated Practices. Violations of any of these laws may result in substantial civil or criminal penalties, including large civil monetary penalties, and, in the case of violations of federal laws, exclusion from participation in the Medicare and Medicaid programs. Such exclusion and penalties, if applied to the Company or its Affiliated Practices, would have a material adverse effect on the Company.

         The laws of many states, including the states in which the Affiliated Practices are located, prohibit business corporations such as the Company from practicing medicine or exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting fees with physicians. These laws and their interpretations vary from state to state and are enforced by both the courts and regulatory authorities, each with broad discretion. Violations of these laws could result in censure or delicensing of affiliated physicians, civil or criminal penalties, including large civil monetary penalties, or other sanctions. In addition, a determination in any state that the Company is engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any service agreement between the Company and an Affiliated Practice located in such state unenforceable or subject to modification, which could have a material adverse effect on the Company.

         Expansion of the operations of the Company to certain jurisdictions may require modification of the Company's form of relationship with a practice, which could have a material adverse effect on the Company. Furthermore, the Company's ability to expand into, or to continue to operate within certain jurisdictions may depend on the Company's ability to modify its operational structure to conform to such jurisdictions' regulatory framework or to obtain necessary approvals, licenses and permits. Any limitation on the Company's ability to expand could have a material adverse effect on the Company. See "Government Regulation and Supervision" in this Item.

         In addition to extensive existing government health care regulation, there are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. These initiatives include reductions in Medicare and Medicaid payments, trends in adopting managed care for Medicare and Medicaid patients and regulation of entities that provide managed care and additional prohibitions on ownership by health care providers, directly or indirectly, of facilities to which they refer patients. Aspects of certain of these health care proposals, if adopted, could have a material adverse effect on the Company. See "Risk Factors--Risks Associated with Affiliation and Expansion Strategy," "Risk Factors--Risk of Changes in Payment for Medical Services" and "Government Regulation and Supervision" in this Item.

         Dependence on Information Systems

         The Company's success is largely dependent on its ability to implement new information systems and to integrate these systems into the Affiliated Practice's existing, operational, financial and clinical information systems. In addition to their integral role in helping the Affiliated Practices realize operating efficiencies, such systems are critical to negotiating, pricing and managing capitated managed care contracts. See "Risk Factors--Risks Associated with Managed Care Contracts." The Company will need to continue to invest in, and administer, sophisticated management information systems to support these activities. The Company may experience unanticipated delays, complications and expenses in implementing, integrating and operating such systems. Furthermore, such systems may require modifications, improvements or replacements as the Company expands or if new technologies become available. Such modifications, improvements or replacements may require substantial expenditures and may require interruptions in operations during periods of implementation. The failure to implement successfully and maintain operational, financial and clinical information systems would have a material adverse effect on the Company. See "SCN Operations" in this Item.

         Risks Associated with Managed Care Contracts

         As an increasing percentage of patients enter into health care coverage arrangements with managed care payors, the Company believes that its success will be, in part, dependent upon the Company's ability to negotiate contracts with HMOs, employer groups and other private third party payors on behalf of practices affiliated with the Company. The inability of the Company to enter into such arrangements in the future on behalf of practices affiliated with the Company could have a material adverse effect on the Company.

         In certain instances, the Company may seek to negotiate on behalf of regional musculoskeletal care networks consisting of practices affiliated with the Company and other physicians or group practices willing to permit the Company to negotiate on their behalf with respect to a particular third party payor. The Company anticipates that, in the future, the payor contracts that may be entered into on behalf of practices affiliated with the Company and any related network physicians will include contracts based on capitated fee arrangements. Under some of these types of contracts, a health care provider agrees either to accept a predetermined dollar amount per member per month in exchange for undertaking to provide all covered services to patients or to provide treatment on an episode of care basis.

Such health care providers bear the risk, generally subject to certain loss limits, that the aggregate costs of providing medical services will exceed the premiums received. Some agreements may also contain "shared risk" provisions under which affiliated physicians may earn additional compensation based on utilization control of institutional, ancillary and other services by patients, and the practices may be required to bear a portion of any loss in connection with such "shared risk" provisions. To the extent that patients or enrollees covered by such contracts require more frequent or, in certain instances, more extensive care than anticipated, there could be a material adverse effect on a practice affiliated with the Company and, therefore, on the Company. In the worst case, revenue negotiated under risk-sharing or capitated contracts would be insufficient to cover the costs of the care provided. Any such reduction or elimination of earnings to the practices affiliated with the Company under such fee arrangements could have a material adverse effect on the Company.

         TOC has a non-contractual capitated arrangement covering approximately 75,000 lives and a capitated contract covering approximately 55,000 lives, and POA has a capitated contract covering approximately 20,000 lives. These arrangements existed at the time of the Initial Affiliation Transactions. No other Affiliated Practice has a capitated arrangement.

         The NAIC in 1995 endorsed a policy proposing the state regulation of risk assumption by physicians. The policy proposes prohibiting physicians from entering into capitated payment or other risk sharing contracts except through HMOs or insurance companies. Several states have adopted regulations implementing the NAIC policy in some form. In states where such regulations have been adopted, practices affiliated with the Company will be precluded from entering into capitated contracts directly with employers, individuals and benefit plans unless they qualify to do business as HMOs or insurance companies. Currently, the Company does not intend, on its own behalf, or on behalf of the Initial Affiliated Practices, to enter into capitated payment or other risk-sharing arrangements other than with HMOs or insurance companies. In addition, in December 1996, the NAIC issued a white paper entitled "Regulation of Health Risk Bearing Entities," which sets forth issues to be considered by state insurance regulators when considering new regulations, and encourages that a uniform body of regulation be adopted by the states. The Company believes that additional regulation at the state level will be forthcoming in response to the NAIC initiatives. Other states have enacted statutes or adopted regulations affecting risk assumption in the health care industry, including statutes and regulations that subject any physician or physician network engaged in risk-based contracting to applicable insurance laws and regulations, which may include, among other things, laws and regulations providing for minimum capital requirements and other safety and soundness requirements. The Company and practices affiliated with the Company may not satisfy such insurance laws or regulations. Full compliance with such laws and regulations could result in substantial costs to the Company and the practices affiliated with the Company. The inability to enter into capitated arrangements or the cost of complying with certain applicable laws that would permit expansion of risk-based contracting activities would have a material adverse effect on the Company.

         Generally, there is no certainty that the Company and practices affiliated with the Company will be able to establish or maintain satisfactory relationships with managed care and other third party payors, many of which already have existing provider structures in place and may not be able or willing to change their provider networks. In addition, any significant loss of revenue by the practices affiliated with the Company as a result of the termination of third party payor contracts or otherwise would have a material adverse effect on the Company.

         Need for Additional Funds

         The Company's acquisition and expansion strategy will require substantial capital, and the Company anticipates that it will, in the future, seek to raise additional funds through debt financing or the issuance of equity or debt securities. There can be no assurance that sufficient funds will be available on terms acceptable to the Company, if at all. If equity securities are issued, either to raise funds or in connection with future affiliations, dilution to the Company's stockholders may result, and if additional funds are raised through the incurrence of debt, the Company may become subject to restrictions on its operation and finances. Such restrictions may have an adverse effect on, among other things, the Company's ability to pursue its acquisition strategy. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Competition

         Competition for affiliation with additional musculoskeletal practices is intense and may limit the availability of suitable practices with which the Company may be able to affiliate. Several companies with established operating histories and greater resources than the Company, including physician practice management companies and some hospitals, clinics and HMOs, are pursuing activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the market or that such competition will not make it more difficult and costly to acquire the assets of, and provide management services to, musculoskeletal medical practices on terms beneficial to the Company. The Company also believes that changes in governmental and private reimbursement policies, among other factors, have resulted in increased competition among providers of medical services to consumers. There can be no assurance that the Company's Affiliated Practices will be able to compete effectively in the markets they serve. See "Business-- Competition."

         Dependence Upon Key Personnel

         The Company is dependent upon the ability and experience of its executive officers and key personnel for the management of the Company and the implementation of its business strategy. The Company currently has employment contracts with its ten executive officers. Because of the difficulty in finding adequate replacements for such personnel, the loss of the services of any such personnel or the Company's inability in the future to attract and retain management and other key personnel could have a material adverse effect on the Company.

         Potential Liability and Insurance; Legal Proceedings

         The provision of medical services entails an inherent risk of professional malpractice and other similar claims. While the Affiliated Practices maintain malpractice insurance, there can be no assurance that any claim asserted against any of the Affiliated Practices or any other practice that may affiliate with the Company in the future will be covered by, or will not exceed the coverage limits, of applicable insurance. A successful malpractice claim against any practice affiliated with the Company, even if covered by insurance, could have a material adverse effect on such practice and, as a result, on the Company.

         The Company does not engage in the practice of medicine; however, the Company could be implicated in such claims, and there can be no assurance that claims, suits or complaints relating to services delivered by practices affiliated with the Company (including claims with regard to services rendered by a practice prior to its affiliation with the Company) will not be asserted against the Company in the future. Although the Company has attempted to address this risk by maintaining insurance, there can be no assurance that any claim asserted against the Company for professional or other liability will be covered by, or will not exceed the coverage limits of, such insurance. The Company's medical professional liability insurance provides coverage of up to $1 million per incident, with maximum coverage of $3 million per year. The Company's general liability insurance provides coverage of up to $5 million per incident, with maximum coverage of $5 million per year.

         The availability and cost of professional liability insurance have been affected by various factors, many of which are beyond the control of the Company. There can be no assurance that the Company will be able to maintain insurance in the future at a cost that is acceptable to the Company, or at all. Any claim made against the Company not fully covered by insurance could have a material adverse effect on the Company.

         Risks Related to Purchase of Receivables

         The Service Agreements provide that the Company will acquire each Affiliated Practice's accounts receivable each month. The purchase price for such accounts receivable equals the gross amounts of the accounts receivable recorded each month, less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the practice's historical collection rate, as determined by the Company. To the extent that the Company's actual collections are less than the amounts paid for the receivables, or if payment of receivables is not made on a timely basis, the Company could be materially adversely affected. See "Business--Contractual Agreements with Affiliated Practices." The Company also bears the collection risk with respect to outstanding receivables acquired in connection with an affiliation.

         Quarterly Results Fluctuation

         The Company's quarterly operating results may fluctuate significantly as the result of the timing of affiliations and as a result of timing of musculoskeletal procedures. Such fluctuation could adversely affect the price of the Company's Common Stock.

Item 2. Properties

         The Company has a five-year lease for its headquarters in Lakewood, Colorado, which provides for annual lease payments of approximately $180,000. In addition, in connection with its affiliation with the Affiliated Practices, the Company entered into leases for the facilities utilized by the Affiliated Practices for annual lease payments of approximately $2.5 million. For additional information, see Item 13.

Item 3. Legal Proceedings

         On January 8, 1997, Michael A. Feiertag, M.D. filed a lawsuit against the Company in the Circuit Court of the 19th Judicial Circuit in and for Indian River County, Florida. Dr. Feiertag's complaint alleges that Vero Orthopaedics breached his employment agreement by failing to offer him a "full partnership" in accordance with the agreement. Dr. Feiertag claims that he is entitled to damages consisting of amounts he allegedly should have received in connection with the Company's merger with Vero Orthopaedics had he been a partner prior to the merger. Dr. Feiertag also claims that he has not been paid certain vacation and bonus pay. Dr. Feiertag is seeking damages in excess of $500,000. The Company filed an answer to the complaint denying liability and intends to vigorously contest the action. On February 3, 1997, the Company initiated proceedings to have the case removed to the United States District Court for the Southern District of Florida.

         There can be no assurance that additional claims will not be asserted against the Company in the future. The Company may become subject to certain pending claims as the result of successor liability in connection with the assumption of certain liabilities of the Affiliated Practices; nevertheless, the Company believes that the ultimate resolution of such additional claims will not have a material adverse effect on the Company. See "Risk Factors-- Potential Liability and Insurance; Legal Proceedings" in Item 1.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "SCNI." Shares of the Company's Common Stock were first traded publicly on February 7, 1997 in connection with the Company's initial public offering at a price to the public of $8.00 per share. There was no market activity in the Company's Common Stock prior to that date.

         The Company issued and sold unregistered securities during the three months ended December 31, 1996, as described below.

         On October 1, 1996, the Company issued convertible debentures to physician owners of one of the Initial Affiliated Practices for an aggregate price of $300,000. On November 4, 1996, the Company issued 100,000 shares of Common Stock to physician owners of one of the Initial Affiliated Practices for an aggregate price of $300,000.

         On November 12, 1996, all of the Company's outstanding convertible debentures (the "Debentures") were converted into common stock. Of the Debentures converted, $1,870,000 principal amount of Debentures, plus $50,332 of accrued interest, were converted at the rate of $1.00 per share into an aggregate of 1,920,332 shares of Common Stock, and $300,000 principal amount of Debentures, plus $1,707 of accrued interest, were converted at the rate of $3.00 per share into 100,569 shares of Common Stock.

         On November 12, 1996, in connection with the Initial Affiliation Transactions, the Company entered into agreements with the Predecessor Practices and issued an aggregate of 7,659,115 shares of Common Stock to the physician owners of the Predecessor Practices. See Item 13 for a more detailed description of the Initial Affiliation Transactions.

         The Company effected the foregoing transactions in reliance on the exemptions from registration provided under Sections 4(1) and 3(a)(9) under the Securities Act of 1933 (the "Act"). With respect to the transactions (other than the conversion of the Debentures) effected in reliance on Section 4(2), the Company believes that all of such transactions complied with the requirements of Rule 506 under the Act.

Item 6.  Selected Financial Data


                                            SELECTED FINANCIAL DATA (1)


                                                                                  Year Ended             Period Ended
                                                                               December 31, 1996       December 31, 1995
                                                                               -----------------       -----------------

Statement of Operations Data
Management fee revenue (1).................................................           $4,392,050            $    --
Operating expenses:
         Clinic expenses...................................................            2,820,743                 --
         Salaries, wages and benefits......................................            1,917,891                 --
         General and administrative expenses...............................            1,096,665                 --
         Costs to evaluate and acquire physician practices.................              597,361                 --
         Depreciation and amortization.....................................              158,346                 --
                                                                                ----------------       -----------------

Loss from operations.......................................................          (2,198,956)                 --
Interest expense, net......................................................              78,498                  --
                                                                                ----------------       -----------------
Loss before income tax benefit.............................................          (2,277,454)                 --
Income tax benefit.........................................................              506,071                 --
                                                                                ----------------       -----------------
Net loss...................................................................         $(1,771,383)                 --
                                                                                   =============       =================

Total weighted average number of common shares outstanding (2).............           12,026,347                 --
Net loss per share amount (3)..............................................          $     (0.15)                --

                                                                               December 31, 1996       December 31, 1995
                                                                               -----------------       -----------------
Balance Sheet Data
Total assets...............................................................          $18,685,390              $   40,684
Total debt.................................................................            5,282,601                 --


(1) Revenue consists of service fees equal to (i) a percentage of pre-tax earnings of the Affiliated Practices before physician compensation and most fringe benefits and excluding certain expenses of the Affiliated Practices (subject to a specified minimum base service fee) and (ii) reimbursement for operating expenses of the Affiliated Practices that have been incurred by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."
(2) The computation of net loss per share is based upon 12,026,347 weighted average common shares outstanding and common share equivalents.
(3) See Note 2 to the financial statements of the Company for a description of the computation of net loss per share amount.

    Selected Financial Data--Reconstructive Orthopaedic Associates II, P.C.
          (successor to Reconstructive Orthopaedic Associates, Inc.)(1)

         The historical financial data presented for the years ended December 31, 1993, 1994, 1995 and 1996 are derived from audited financial statements.


                                                                      Year Ended December 31,
                                               --------------------------------------------------------------------
                                                        1996              1995             1994             1993
                                                        ----              ----             ----             ----

Statement of Operations Data
Net patient revenue..........................       $16,802,665       $16,906,641      $13,325,350      $11,902,216
Total revenue................................        17,809,265        17,549,907       13,325,350       11,902,216
Income (loss)from operations.................          (988,346)        1,460,162          128,803          377,445

                                                                            December 31,
                                               --------------------------------------------------------------------
                                                        1996              1995             1994             1993
                                                        ----              ----             ----             ----

Balance Sheet Data
Total assets.................................        $1,695,807        $5,312,577       $3,701,073       $3,672,138
Total debt...................................             --              570,000          550,000          700,000


(1) On November 12, 1996, the Company acquired substantially all of the net assets of Reconstructive Orthopaedic Associates, Inc. The physician owners of Reconstructive Orthopaedic Associates, Inc. formed Reconstructive Orthopaedic Associates II, P.C. and entered into a long-term agreement with the Company to provide clinical services. The transaction has been treated for financial statement presentation as effectively a continuation of the business.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

         SCN was incorporated in 1995, but did not conduct any significant operations until November 1996, following its affiliation with the Initial Affiliated Practices. At the time of the Initial Affiliation Transactions, the predecessors of the Initial Affiliated Practices and GCOA were established businesses engaged in the provision of musculoskeletal care as separate independent entities. The Initial Affiliated Practices currently conduct business as separate entities obtaining services from the Company pursuant to service agreements.

         In March 1997, the Company affiliated with three single physician practices (the "Single Physician Practices"). These practices also conduct business as separate entities obtaining services from the Company under service agreements.

         The following discussion of the results of operations and financial position of the Company should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-K.

Accounting Treatment

         The acquisition of the assets and assumptions of certain liabilities of the Predecessor Practices were accounted for by the Company at the transferors' historical cost basis. The Common Stock issued in exchange for those assets was recorded by SCN at the Predecessor Practices' historical cost. The beginning net assets of approximately $5.5 million recorded by the Company related to the Initial Affiliation Transactions reflect, in the opinion of management, adjustments necessary to present these balances in accordance with generally accepted accounting principles. In accordance with SAB 48, the physician owners of the Predecessor Practices were deemed to function as promoters in the Initial Affiliation Transactions. Cash consideration given in those acquisitions has been treated for accounting purposes as a dividend from SCN to the physician owners who received cash.

         The acquisition of assets in March 1997 in connection with the Company's affiliation with the Single Physician Practices was accounted for by the purchase method. Future acquisitions will most likely be accounted for by the purchase method.

         The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In 1995, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FASB No. 123"), was issued, whereby companies may elect to account for stock-based compensation using a fair market value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. Currently, the Financial Accounting Standards Board has added to its agenda a project regarding certain APB No. 25 issues including such things as incorporating the FASB No. 123 grant date definition into APB No. 25, readdressing the criteria under broad-based plans qualifying for noncompensatory accounting and defining what constitutes employees. The resolution of these issues could result in the revision of the Company's accounting for stock-based compensation arrangements.

Results of Operations

         The Company had not entered into any service agreements, and consequently generated no revenue, prior to November 12, 1996. The Company incurred a pre-tax loss for the period from January 1, 1996 through October 31, 1996 of approximately $2.9 million, reflecting management salaries, business start-up expenses and travel, legal and accounting costs associated with the Initial Affiliation Transactions. The Company generated approximately $611,000 of pre-tax income for the period from November 1, 1996 through December 31, 1996, on management fee revenue (including reimbursement of clinic expenses) of $4.4 million.

         The following table presents certain statement of operations data for the year ended December 31, 1996, the ten months ended October 31, 1996 (during which period the Company did not conduct any significant operations, and devoted most of its efforts towards completing the Initial Affiliation Transactions) and the two months ended December 31, 1996 (which includes operations following the affiliation with the Initial Affiliated Practices on November 12, 1996).




                                                   Twelve Months Ended        Ten Months Ended         Two Months Ended
                                                    December 31, 1996          October 31, 1996        December 31, 1996
                                                   -------------------        -----------------        -----------------

Management fee revenue                                    $ 4,392,050              $                         $4,392,050
Operating Expenses:
   Clinic support costs                                     2,820,743                       --                2,820,743
   General and administrative expenses                      3,770,263                2,845,973                  924,290
                                                          -----------             ------------               ----------
Total operating costs                                       6,591,006                2,845,973                3,745,033

Income (loss) from operations                              (2,198,956)              (2,845,973)                 647,017

   Interest expense, net                                      (78,498)                 (42,690)                 (35,808)
                                                          -----------             ------------               ----------
Income (loss) from operations before
  income taxes                                            $(2,277,454)             $(2,888,663)              $  611,209
                                                          ===========              ===========               ==========


         Revenue. In connection with its affiliation with the Affiliated Practices, the Company entered into Service Agreements with the Affiliated Practices. Pursuant to the terms of the service agreements, the Company, among other things, provides facilities and management, administrative and development services, and employs most non-medical personnel, in return for management service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage (the "Service Fee Percentage") ranging from 20%-33% of the Adjusted Pre-Tax Income of the Initial Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Affiliated Practices ("Clinic Expenses," as defined more fully in the Service Agreements), not including physician owner compensation or most benefits to physician owners) and (ii) amounts equal to Clinic Expenses. For the first three years following affiliation, however, the portion of the service fees described under clause (i) is a fixed dollar amount (the "Base Service Fee"), which was generally calculated by applying the respective Service Fee Percentage of Adjusted Pre-Tax Income for the predecessor to each Affiliated Practice for the twelve months prior to affiliation. The Annual Base Service Fees for Affiliated Practices, including the Single Physician Practices, is approximately $10.0 million in the aggregate. In addition, with respect to its management of certain facilities and ancillary services associated with certain of the Initial Affiliated Practices, the Company receives fees ranging from 2% - 8% of net revenue related to such facilities and services.

         Significant factors that influence revenue of the Affiliated Practices include the number of physicians, specialty and subspecialty mix, payor mix and associated ancillary services. The Company plans to assist the Affiliated Practices by providing management, capital and other resources required to develop new services, to recruit additional physicians to its Affiliated Practices and to secure managed care contracts.

         For the period from November 12, 1996 (the date of the Initial Affiliation Transactions) through December 31, 1996, management fee revenue (including reimbursement of clinic expenses) was approximately $4.4 million.

         Operating Expenses. The operating costs of the Company for the period prior to November 12, 1996 reflect management salaries, business start-up expenses and travel, legal and accounting costs associated with completing the Initial Affiliation Transactions.

         The expenses incurred by the Company subsequent to the Initial Affiliation Transactions include the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical practices of the Initial Affiliated Practices and general and administrative expenses, as well as depreciation and amortization of assets, including assets acquired from the Predecessor Practices. The Company will seek to reduce certain of these operating expenses, as a percentage of net revenue, through purchase discounts, economies of scale and standardization of best practices. In addition to the operating costs and expenses discussed above, the Company has and will continue to incur personnel and administrative expenses in connection with its corporate offices, which provides management, administrative and development services to the Affiliated Practices.

         Income Taxes. The income tax benefit reflected in the Company's statement of operations differs from amounts currently payable because certain revenue and expenses are reported differently in the statement of operations than they are for tax filing purposes. See "Liquidity and Capital Resources" for additional information. The following table reconciles the federal statutory tax rate to the Company's effective tax rate reflected in the statement of operations:


     Federal statutory income tax rate                                 34.0%
     State income taxes, net of federal benefit                         2.8%
     Nondeductible business acquisition and other costs               -11.5%
     Miscellaneous                                                     -3.1%
                                                                      ------
     Effective tax rate for the year ended December 31, 1996           22.2%


Liquidity and Capital Resources

         During 1996, the Company financed its operations from private placements of convertible debt and equity and from bank borrowings. The Company received net proceeds from private placements of convertible subordinated debt and equity in an aggregate amount of approximately $2.5 million. SCN utilized bank borrowings under the credit facility described below (the "Credit Facility") of approximately $1.7 million to effect the Initial Affiliation Transactions. SCN utilized additional borrowings under the Credit Facility of approximately $2.5 million to fund the purchase of accounts receivable generated by the Initial Affiliated Practices in November 1996 and to fund borrowings by certain affiliated physicians. In January 1997, SCN utilized additional borrowings under the Credit Facility of approximately $1.4 million to purchase, from the Initial Affiliated Practices, their December 1996 accounts receivable. The Company has utilized cash flow from operations to purchase the Initial Affiliated Practices' January and February accounts receivable.

         In February and March 1997, the Company received net proceeds from its initial public offering of approximately $22.5 million. Approximately $5.6 million of the proceeds were utilized to repay all outstanding borrowings under the Credit Facility.

         The Company has a $30.0 million Credit Facility, including a $25.0 million Acquisition Facility and $5.0 million Working Capital Facility, to be used for acquisitions and general corporate purposes. However, the Company's aggregate borrowings cannot exceed an established borrowing base, which is a multiple of the Company's trailing twelve months cash flow, subject to certain adjustments, less existing indebtedness. The minimum rates at which the Company can borrow are the prime rate or LIBOR plus 1.75% on the Acquisition Facility and the prime rate or LIBOR plus 1.50% on the Working Capital Facility. At March 21, 1997, the Company's borrowing base under the Credit Facility was $13.6 million. The Credit Facility is secured by substantially all of the assets of the Company and contains several affirmative and negative covenants, including covenants limiting the Company's ability to incur additional indebtedness and limiting the Company's ability to, and restricting the terms upon which the Company can, affiliate with physician practices in the future. The per annum commitment fee on the unused portion of the Credit Facility is 0.25% on the Acquisition Facility and 0.20% on the Working Capital Facility.

         In connection with the Initial Affiliation Transactions, the Company committed to enter into loan agreements with certain physician owners of the Predecessor Practices for loans in an aggregate amount of up to approximately $4.3 million. These loans are available until November 12, 1997 and the amount that each physician may borrow is limited. Pursuant to loan agreements, as of March 21, 1997, the Company had loaned approximately $1 million to certain physician owners of the Initial Affiliated Practices to cover anticipated cash flow needs of these physician owners. The loans bear interest at a floating rate based on prime plus 1.25% and mature at the earlier of the date on which any shares of Common Stock held by the physicians (i) are sold pursuant to a registration statement filed with the Commission or (ii) may otherwise be sold pursuant to Rule 144. The loans are secured by a portion of the Common Stock owned by physicians.

         Pursuant to separate agreements with two of the physician owners at ROA, the Company has agreed to support the establishment of a sports medicine center and a knee center. The Company has agreed to negotiate in good faith with one physician owner to develop a plan for the sports medicine center by November 1997. The specifications relating to the development of the centers, including the extent of capital commitments by the Company, have not been determined. The development of the centers would be subject to regulatory approvals under current law.

         Pursuant to the Service Agreements with the Affiliated Practices, the Company purchases, subject to adjustment, the accounts receivable of the Affiliated Practices monthly in arrears and anticipates that it will have a similar obligation under service agreements entered into in the future. The Company expects to use working capital to fund its obligation to purchase, subject to adjustment, the accounts receivable on an ongoing basis. No adjustments will be made to reflect financing costs related to the carrying of such receivables by the Company.

         In connection with the Initial Affiliation Transactions, the Company recorded aggregate federal and state deferred tax liabilities of approximately $3.1 million. These liabilities are principally attributable to the assumption by the Company of certain cash basis net assets of the Predecessor Practices and will become payable over a four year period commencing in 1996. The resulting cash payments to taxing authorities will exceed book income tax expense by approximately $1.7 million in 1996. Based on current levels of operation, it is anticipated that 1997 and 1998 cash payments to taxing authorities will exceed income tax expense by approximately $600,000 and $500,000, respectively. Additional acquisitions of practice assets will most likely increase the estimate significantly.

         The Company expects that capital expenditures during 1997 will relate primarily to affiliations with additional practices, if any, to the expansion and replacement of medical and office equipment for the Affiliated Practices and to the purchase of office equipment for expansion of its corporate offices. The Company expects the funding for these expenditures to be derived from available funds, amounts borrowed under the Credit Facility and cash flow from operations. Management believes that such sources will be sufficient to fund the Company's operations at its current level for at least the next twelve months. The Company anticipates that, in the future, it will seek to raise additional funds through borrowings or the issuance of debt or equity securities. There can be no assurance that sufficient funds will be available on terms acceptable to the Company, if at all.

Item 8. Financial Statements and Supplementary Data

         See pages F-1 through F-41 and page S-1 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning each of the executive officers and directors of the Company:



                  Name                         Age                                 Position
                  ----                         ---                                 --------
Richard H. Rothman, M.D., Ph.D...........       60      Chairman of the Board of Directors
Kerry R. Hicks...........................       38      President, Chief Executive Officer and Director
Patrick M. Jaeckle.......................       38      Executive Vice President of Finance/Development and
                                                        Director
William C. Behrens.......................       45      Executive Vice President of Practice Management and
                                                        Director
Robert E. Booth, Jr., M.D................       54      Director
James L. Cain, M.D.......................       57      Director
Peter H. Cheesbrough.....................       45      Director
Richard E. Fleming, Jr., M.D.............       50      Director
Thomas C. Haney, M.D.....................       54      Director
Leslie S. Matthews, M.D..................       45      Director
Mats Wahlstrom...........................       42      Director
D. Paul Davis............................       39      Vice President of Finance/Controller
Peter A. Fatianow........................       33      Vice President of Development
David G. Hicks...........................       39      Vice President of Management Information Systems
Timothy D. O'Hare........................       43      Vice President, Payor Operations
Fran W. Hempstead........................       44      Manager, Practice Operations
M. John Neal.............................       29      Manager, Finance and Development
Michael M. Nuzzo.........................       26      Manager, Payor Operations


         Richard H. Rothman, M.D., Ph.D. has been Chairman of the Board of Directors of the Company since December 1996. Since 1970, Dr. Rothman has been Chairman of The Rothman Institute at Pennsylvania Hospital, and since 1986, he has been Chairman of the Department of Orthopaedic Surgery at Thomas Jefferson University. Dr. Rothman is Editor-in-Chief of The Journal of Arthroplasty, a journal of joint replacement surgery. Dr. Rothman received a B.A. degree from the University of Pennsylvania, an M.D. degree from the University of Pennsylvania School of Medicine and a Ph.D. degree from Jefferson Medical College.

         Kerry R. Hicks, a founder of the Company, has served as President and Chief Executive Officer and as a director of the Company since its inception. From 1985 to March 1996, Mr. Hicks served as Senior Vice President of LBA Health Care Management ("LBA"), a developer of health care and management information services. LBA provided management consulting services (including orthopaedic projects) to medical centers to support the purchasing, planning, marketing and delivery of health care. Mr. Hicks was principally responsible for developing LBA's orthopaedic product line and its information systems. LBA's orthopaedic product line established quality and cost benchmarks and developed clinical protocols and patient care algorithms intended to enhance both the quality and effectiveness of the delivery of orthopaedic care.

         Patrick M. Jaeckle, a founder of the Company, has served as Executive Vice President of Finance/Development and as a director of the Company since its inception. From February 1994 to March 1996, Dr. Jaeckle served as director of health care corporate finance at Morgan Keegan & Company, Inc., a regional investment banking firm. Prior to February 1994, Dr. Jaeckle was a member of the health care investment banking groups at both Credit Suisse First Boston Corporation (from June 1992 to February 1994) and Smith Barney, Inc. (from May 1991 to June 1992). Dr. Jaeckle holds an M.B.A. degree from Columbia Business School, a D.D.S. degree from Baylor College of Dentistry and a B.A. degree from The University of Texas at Austin.

         William C. Behrens has been the Company's Executive Vice President of Practice Management Service since he joined the Company in June 1996 and has been a director of the Company since June 1996. From June 1992 to July 1996, he served as Chief Executive Officer and President of The Hughston Sports Medicine Foundation, a non-profit foundation focused on furthering orthopaedic clinical studies. From 1984 to June 1992, Mr. Behrens served as Executive Administrator for Knoxville Orthopaedic Center in Knoxville, Tennessee. In these positions, Mr. Behrens participated in the development of medical office buildings, out-patient surgery centers and services as well as diagnostic centers. Mr. Behrens received his B.S. degree from Alderson-Broaddus College and a Masters degree in Public Health & Administration from the University of South Carolina.

         Robert E. Booth, Jr., M.D. has served as a director of the Company since December 1996. Since 1977, Dr. Booth has been an orthopaedic surgeon at The Rothman Institute at Pennsylvania Hospital and since 1990, he has been Co-Chief of Orthopaedic Surgery at Pennsylvania Hospital. Dr. Booth received a B.A. degree from Princeton University and an M.D. degree from the University of Pennsylvania.

         James L. Cain, M.D. has served as a director of the Company since December 1996. Since 1976, Dr. Cain has been an orthopaedic surgeon at, and the physician manager of, Vero Orthopaedics in Vero Beach, Florida. Dr. Cain received a B.A. degree from Emory University and an M.D. degree from the Tulane University School of Medicine.

         Peter H. Cheesbrough has served as a director of the Company since December 1996. Since June 1993, Mr. Cheesbrough has been the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. From April 1988 to June 1993, he was Echo Bay Mines' Vice President and Controller. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.

         Richard E. Fleming, Jr., M.D. has served as a director of the Company since December 1996. Since 1979, Dr. Fleming has been an orthopaedic surgeon at Princeton Orthopaedic Associates, P.A. Dr. Fleming received a B.A. degree from Princeton University and an M.D. degree from Columbia University College of Physicians and Surgeons.

         Thomas C. Haney, M.D. has served as a director of the Company since December 1996. Since 1973, Dr. Haney has been an orthopaedic surgeon at Tallahassee Orthopedic Clinic, Inc. Dr. Haney received a B.A. degree from Florida State University and an M.D. degree from Emory University School of Medicine.

         Leslie S. Matthews, M.D. has served as a director of the Company since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC and since 1990, has been the Chief of Orthopaedic Surgery at Union Memorial Hospital. From July 1982 to October 1994, Dr. Matthews was also engaged in private practice. Dr. Matthews received a B.A. degree from Johns Hopkins University and an M.D. degree from the Baylor College of Medicine.

         Mats Wahlstrom has served as a director of the Company since March 1997. Since the spring of 1991, Mr. Wahlstrom has been President of COBE Laboratories, Inc., a company engaging in medical areas of cardiovascular surgery, blood component technology and healthcare services and since June 1990 has been the Executive Vice President of GAMBRO AB, of which COBE Laboratories is the U.S. subsidiary. From 1985 to 1993, Mr. Wahlstrom served as the Chief Financial Officer of GAMBRO AB.

         D. Paul Davis has served as Vice President of Finance/Controller of the Company since March 1996. From January 1993 to March 1996, Mr. Davis served as Vice President of Finance for Surgical Partners of America, Inc. From April 1987 to January 1993, he served as Chief Financial Officer for Anesthesia Service Medical Group, Inc. Mr. Davis received a B.S. degree in Accounting from the University of Utah. He is a certified public accountant.

         Peter A. Fatianow has been Vice President of Development of the Company since March 1996. From July 1994 to February 1996, Mr. Fatianow worked at Morgan Keegan & Company, Inc., most recently as an Associate Vice President in health care corporate finance. From July 1992 to July 1994, Mr. Fatianow was a member of the health care investment banking group at Credit Suisse First Boston Corporation in New York. Mr. Fatianow received a B.S. degree in Business Management with an emphasis in Finance from Brigham Young University.

         David G. Hicks has served as Vice President of Management Information Systems of the Company since March 1996. From November 1994 to March 1996, Mr. Hicks worked as Manager of Information Technology for the Association of Operating Room Nurses, responsible for information technology maintenance and development. From February 1993 to November 1994, he served as Manager of Information Systems Administration for Coors Brewing Company, and from January 1982 to February 1993, Mr. Hicks served as Manager of Internal Systems for Martin Marietta Data Systems. Mr. Hicks received a B.S. degree in Management Information Systems from Colorado State University.

         Timothy D. O'Hare joined the Company as Vice President, Payor Operations in August 1996. From May 1994 to July 1996, Mr. O'Hare served as Executive Director of Kaiser Foundation HealthPlan of North Carolina, where his responsibilities included the negotiation of capitated and incentive contracts with hospitals, physician hospital organizations and physician group practices. From April 1987 to May 1994, Mr. O'Hare served as Vice President/Executive Director of CIGNA Health Care of North Carolina. From March 1986 to April 1987, Mr. O'Hare served as Vice President of Operations for a Preferred Health Network. Mr. O'Hare received a B.S. degree from Virginia Polytechnic Institute and State University and a Masters degree in Health Administration from Virginia Commonwealth University.

         Fran W. Hempstead has served as Manager of Practice Operations since joining the Company in July 1996. Ms. Hempstead has over 16 years experience in the operations aspects of an orthopaedic practice. From September 1988 to April 1996, Ms. Hempstead was employed in various capacities by The Hughston Clinic P.C., an orthopaedic practice in Columbus, Georgia including as Chief Operating Officer from June 1994 to April 1996 and as the Director of Operations from June 1992 to May 1994. She is currently on the Board of the Orthopaedic Practice Assembly of the Medical Group Management Association. Ms. Hempstead received a B.A. degree in Business Administration from the University of Georgia.

         M. John Neal has served as Manager of Finance and Development of the Company since March 1996. From July 1994 to March 1996, Mr. Neal worked as an investment banking associate with Morgan Keegan & Company, Inc. Previously, Mr. Neal served two years as a financial analyst for Service Merchandise, Inc. Mr. Neal received a B.S. in Finance and an M.B.A. in Economics and Finance from the University of Tennessee at Knoxville.

         Michael M. Nuzzo has been Manager of Payor Operations of the Company since July 1996. From June 1992 to July 1996, Mr. Nuzzo worked as an associate with Medimetrix Group, Inc., a health care consulting company. Prior to joining Medimetrix, Mr. Nuzzo received a B.A. degree from Kenyon College.

         Drs. Cain, Fleming, Haney, Matthews and Rothman were elected to the Board of Directors pursuant to the terms of a Stockholders Agreement among the holders of the Company's outstanding Common Stock. Dr. Booth was elected to the Board of Directors pursuant to an agreement between the Company and Dr. Booth. The provisions of the agreements relating to election of these persons to the Board of Directors are no longer in effect.

         Kerry R. Hicks and David G. Hicks are brothers.

Item 11. Executive Compensation

         Summary Compensation Table. The following table sets forth certain information concerning the compensation paid by the Company to the Chief Executive Officer of the Company during the fiscal year ended December 31, 1995 and the Chief Executive Officer and the four other most highly paid executive officers (collectively, the "Named Executive Officers") during 1996. No executive officer of the Company earned any salary or bonus for services rendered during the year ended December 31, 1995.


                           Summary Compensation Table

                                                                                                           Long Term
                                                                                                           ---------
                                                                                                         Compensation
                                                                                                         ------------
                                                                                                            Awards
Name and Principal Position                                                   Annual Compensation           ------
---------------------------                                                   -------------------           Stock
                                                           Year             Salary            Bonus        Options
                                                           ----             ------            -----       ------------
Kerry R. Hicks
  President and Chief Executive........................    1996            $138,876          $140,625         75,000
                                                           1995            $   -             $   -              -
Patrick M. Jaeckle
  Executive Vice President of Finance/Development.......   1996            $147,210          $140,625         75,000
William C. Behrens
  Executive Vice President of Practice Management.......   1996            $ 83,516          $ 85,938        545,825
Peter A. Fatianow
  Vice President of Development.........................   1996            $ 89,339          $ 67,500         30,000
D. Paul Davis
  Vice President of Finance.............................   1996            $ 89,338          $ 67,500         30,000


         Option Grants. The following table sets forth certain information regarding stock options granted during 1996 to the Named Executive Officers.

                                                                                                           Potential Realizable
                                                                                                             Value at Assumed
                                                                                                           Annual Rates of Stock
                                  Option Grants in Last Fiscal Year                                       Price Appreciation for
                                           Individual Grants                                                  Option Term (1)
     -------------------------------------------------------------------------------------------          ----------------------
                               Number of          Percent of
                               Securities        Total Options
                               Underlying         Granted to            Exercise
                                Options          Employees in            Price          Expiration
Name                           Granted(2)         Fiscal Year         Per Share(3)         Date             5%             10%
----                           -------            -----------         ---------            ----             --             ---

Kerry R. Hicks.............      75,000              6.0%                $8.00           12/4/2006       $377,337       $956,245
Patrick M. Jaeckle.........      75,000              6.0%                $8.00           12/4/2006       $377,337       $956,245
William C. Behrens.........     500,000             40.1%                $1.00           3/22/2006       $314,448       $796,871
                                 45,825              3.7%                $8.00           12/4/2006       $230,553       $584,266
D. Paul Davis..............      30,000              2.4%                $8.00           12/4/2006       $150,935       $382,498
Peter A. Fatianow..........      30,000              2.4%                $8.00           12/4/2006       $150,935       $382,498

--------------------------------
(1)  Based on the exercise price per share.
(2) The options vest in 20% increments on each of the first through fifth anniversaries of the date of grant, except with respect to the option to purchase 500,000 shares held by Mr. Behrens, which vests in 33% increments on each of the first through third anniversaries of the date of grant.
(3) The options were initially granted at $6.00 per share. The exercise price per share was later amended to $8.00, the initial public offering price per share in the Company's initial public offering.

     The following table sets forth certain information regarding stock options held as of December 31, 1996 by the Named Executive Officers. None of the Named Executive Officers exercised stock options during 1996.

                          Fiscal Year End Option Values


                                                  Number of Securities Underlying              Value of Unexercised
                                                        Unexercised Options                    In-The-Money Options
                                                        at Fiscal Year End                   at Fiscal year-End ($)(1)
                                                   ----------------------------              -------------------------
Name                                            Exercisable         Unexercisable         Exercisable    Unexercisable
----                                            -----------         -------------         -----------    -------------
Kerry R. Hicks............................           0                  75,000                 0                  0
Patrick M. Jaeckle........................           0                  75,000                 0                  0
William C. Behrens........................           0                 545,825                 0         $3,500,000
D. Paul Davis.............................           0                  30,000                 0                  0
Peter A. Fatianow.........................           0                  30,000                 0                  0


-------------------
(1) There was no public trading market for the Common Stock as of December 31, 1996. These values have been calculated on the basis of $8.00 per share, the initial public offering price per share of the Company's Common Stock in its initial public offering, minus the applicable per share exercise price.

Employment Agreements

     The Company has employment agreements with each of Kerry R. Hicks and Patrick M. Jaeckle dated as of April 1, 1996 and an employment agreement with William Behrens dated as of March 11, 1996. Each agreement has an initial term of five years and is renewable automatically for one year periods unless terminated by one of the parties. The agreements provide for an annual salary rate to each officer of $187,500 for 1996, $215,000 for 1997 and $250,000 for
1998, with cost of living increases for the years following 1998. In addition, the agreements provide for annual incentive compensation to each officer equal to up to 100% of his base salary based on performance targets established by the Board of Directors, and on December 4, 1996, the Board of Directors approved annual incentive compensation awards to Messrs. Hicks, Jaeckle and Behrens of $140,625, $140,625 and $85,938, respectively. In the event that the officer is terminated without cause and there has been no change of control of the Company, the Company will pay such officer his base salary for the remaining term of the agreement and any earned but unpaid salary and incentive compensation. In the event the officer is terminated with cause, regardless of whether there has been a change of control of the Company, the Company will pay such officer his base salary for 60 days following such termination. If the officer is terminated without cause upon a change of control of the Company, he is entitled to receive a lump sum payment upon such termination equal to 300% of his base salary plus 300% of his annual incentive compensation for the prior year. Each agreement contains certain confidentiality and non-competition covenants.

     The Company has an employment agreement with Peter A. Fatianow dated as of March 1, 1996 and an agreement with D. Paul Davis dated as of February 22, 1996. Each agreement has an initial term of five years and is renewable automatically for one year periods unless terminated by one of the parties. The agreements provide for an annual salary rate to each officer of $108,000 for 1996, $125,000 for 1997 and $144,000 for 1998, with cost of living increases for the years following the third year. In addition, the agreements provide for annual incentive compensation to each officer equal to up to 75% of his base salary based on performance targets established by the Board of Directors and on December 4, 1996, the Board of Directors approved annual incentive compensation awards to Mr. Fatianow in the amount of $67,500 and to Mr. Davis in the amount of $64,125 (which was subsequently increased to $67,500). In the event that the officer is terminated without cause and there has been no change of control of the Company, the Company will pay such officer his base salary for the remaining term of the agreement and any earned but unpaid salary and incentive compensation. In the event the officer is terminated with cause, regardless of whether there has been a change of control of the Company, the Company will pay such officer his base salary for 60 days following such termination. If the officer is terminated without cause upon a change of control of the Company, he is entitled to receive a lump sum payment upon such termination equal to 300% of his base salary plus 300% of his annual incentive compensation for the prior year. Each agreement contains certain confidentiality and non-competition covenants.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 26, 1997, by (i) each person known to the Company to own beneficially more than 5% of the Company's Common Stock (including their address), (ii) each Named Executive Officer of the Company, (iii) each director of the Company and (iv) all directors and executive officers as a group.


                                                    Shares Beneficially Owned(1)
                                                    ----------------------------
Name of Beneficial Owner                                Number       Percent
-------------------------------------------------       ------       -------
Richard H. Rothman, M.D., Ph.D. (2)..............      464,902          3.2%
Kerry R. Hicks (3)...............................      655,418          4.5
Patrick M. Jaeckle (4)...........................      605,418          4.1
William C. Behrens (5)...........................      243,311          1.6
Robert E. Booth, Jr., M.D........................      549,300          3.7
James L. Cain, M.D...............................      132,721            *
Peter H. Cheesbrough.............................            0            *
Richard E. Fleming, Jr., M.D. (6)................      158,454          1.1
Thomas C. Haney, M.D.............................      112,549            *
Leslie S. Matthews, M.D..........................      295,088          2.0
Mats Wahlstrom...................................            0            *
D. Paul Davis....................................       85,899            *
Peter A. Fatianow (7)............................       71,236            *
Richard Balderston, M.D. (8).....................      794,524          5.4
All directors and executive officers as a
   group (18 persons) (9)........................    3,555,306         24.2

* Less than one percent.

(1) Applicable percentage of ownership is based on 14,662,575 shares of Common Stock outstanding on March 26, 1997. Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of stock options currently exercisable or convertible, or exercisable or convertible within 60 days of March 26, 1997 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by such stockholder.

(2) Does not include 200,000 shares of Common Stock held in the Richard H. Rothman 1996 "SCN" Annuity Trust dated November 26, 1996 and 3,000 shares of Common Stock held by each of the U/I/T of Richard H. Rothman dated September 5, 1995 f/b/o Daniel Sheerr Kapp and the U/I/T of Richard H. Rothman dated September 5, 1995 f/b/o Samuel Rothman Kapp, with respect to which Dr. Rothman disclaims beneficial ownership. Dr. Rothman's business address is 800 Spruce Street, Philadelphia, Pennsylvania 19107.
(3) Includes 60,000 shares of Common Stock held in the Linda Wratten Trust, 20,000 shares of Common Stock in each of the Frank Nemick III Trust, the William Nemick Trust and the Jeanette Baysinger Trust, 10,000 shares of Common Stock in each of the Frank Nemick, Jr. Trust, the Julie Nemick Trust and The David G. Hicks Irrevocable Children's Trust. Does not include 60,000 shares of Common Stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership.
(4) Does not include 100,000 shares of Common Stock held by The Patrick M. Jaeckle Family Irrevocable Children's Trust, for which shares Mr. Jaeckle disclaims beneficial ownership.
(5)  Includes options to purchase 166,666 shares of Common Stock.
(6) Includes 20,382 shares and 5,095 shares of Common Stock held by the Fleming Charitable Remainder Unitrust and the Fleming Family Foundation, respectively. Does not include 2,547 shares of Common Stock held by each of the Irrevocable Trust FBO M. Fleming and the Irrevocable Trust FBO A. Fleming, respectively, for which Dr. Fleming disclaims beneficial ownership.
(7) Does not include 15,000 shares of Common Stock held by the Fatianow Family Irrevocable Children's Trust, for which shares Mr. Fatianow disclaims beneficial ownership.
(8) Does not include 10,000 shares of Common Stock held by The David G. Hicks Irrevocable Children's Trust, for which shares Mr. Hicks disclaims beneficial ownership.
(9) Dr. Balderston's business address is 800 Spruce Street, Philadelphia, Pennsylvania 19107.
(10) Includes options to purchase 183,333 shares of Common Stock.


Item 13. Certain Relationships and Related Transactions

      During 1996, various executive officers, directors and principal stockholders have participated in the Company's debt and equity financings. These financings included the following.

      From January 1, 1996 through July 1, 1996, the Company sold 5% convertible debentures in the aggregate principal amount of $1,870,000. On November 12, 1996, the convertible debentures, along with the accrued interest thereon, were converted into 1,920,332 shares of Common Stock at a rate of one share of Common Stock for each $1.00 of indebtedness. The securities were issued to certain executive officers of the Company as follows: Kerry R. Hicks and Patrick M. Jaeckle each converted $200,000 of convertible debentures and $5,418 in accrued interest into 205,418 shares of Common Stock, William C. Behrens converted $75,000 of convertible debentures and $1,645 in accrued interest into 76,645 shares of Common Stock, Peter A. Fatianow converted $35,000 in convertible debentures and $1,236 of accrued interest into 36,236 shares of Common Stock and
D. Paul Davis converted $35,000 of convertible debentures and $899 in accrued interest into 35,899 shares of Common Stock. In addition, securities were issued to certain non-employee directors of the Company as follows: Richard H. Rothman, M.D., Ph.D. and Richard Balderston, M.D. each converted $233,333 of convertible debentures and $7,085 in accrued interest into 240,418 shares of Common Stock and Robert E. Booth, Jr., M.D. converted $83,333 of convertible debentures and $3,483 in accrued interest into 86,816 shares of Common Stock.

      On October 1, 1996, the Company sold to GCOA 5% convertible debentures in the aggregate principal amount of $300,000. On November 12, 1996, the convertible debentures, along with the accrued interest thereon of $1,707, was converted into 100,569 shares of Common Stock at a rate of one share of Common Stock for each $3.00 in indebtedness. Leslie S. Matthews, M.D., a director of the Company, is a physician owner of GCOA.

      On November 4, 1996, the Company sold to TOC 100,000 shares of Common Stock for an aggregate purchase price of $300,000. Thomas C. Haney, M.D., a director of the Company, is a physician owner of TOC.

      On November 12, 1996, pursuant to the Initial Affiliation Transactions, the Company entered into agreements with each of the Predecessor Practices pursuant to which the Company merged with or acquired stock or certain assets of the Predecessor Practices. The Company also assumed certain liabilities of the Predecessor Practices, including obligations under acquired contracts (including facilities leases and vendor or supplier contracts). In connection with the Initial Affiliation Transactions, the Company issued shares of Common Stock to the physician owners of the Initial Affiliated Practices. The specific issuances of Company securities in each of the Initial Affiliation Transactions is described below.

      The Company entered into an Asset Exchange Agreement with GCOA and the individual physicians who are owners of GCOA, including Leslie S. Matthews, M.D., a director of the Company. Pursuant to the terms of the agreement, the Company purchased certain assets of GCOA and assumed certain liabilities relating to those assets. Pursuant to the terms of the agreement, the Company issued 1,568,922 shares of its Common Stock, valued at $6 per share, including 280,721 shares to Dr. Matthews. The Company also entered into a Service Agreement with GCOA and its physician owners. The Company leases the facilities utilized by GCOA from an entity of which Dr. Matthews is a partial owner, for an aggregate annual lease payment of approximately $300,000. Payments by the Company under the lease in 1996 totaled $23,687.

      The Company entered into a Stock Exchange Agreement with the individual physicians who are members of POA, including Richard E. Fleming, Jr., M.D., a director of the Company. Pursuant to the terms of the agreement, the Company purchased all of the outstanding shares of the predecessor of POA. The Company issued 1,196,793 shares of Common Stock, valued at $6 per share, including 132,977 shares issued to Dr. Fleming. The Company also entered into a Service Agreement with POA and its physician owners. The Company leases the facilities utilized by POA from an entity of which Dr. Fleming is a partial owner, for an aggregate annual lease payment of approximately $1.3 million. Payments by the Company under the lease in 1996 totaled $228,384.

      The Company entered into a Merger Agreement with a predecessor of ROA whose physicians included Richard H. Rothman, M.D., Ph.D., the Chairman of the Board of Directors of the Company and Robert E. Booth, Jr., M.D., a director of the Company, pursuant to which the predecessor of ROA merged with and into Company, with the Company surviving the merger. Pursuant to the terms of the agreement, the outstanding shares of common stock of the predecessor of ROA were converted into 3,169,379 shares of Common Stock, valued at $6 per share, and $1,388,000 in cash was paid to two former shareholders of the predecessor of ROA. In addition, $149,872 was paid by the Company in satisfaction of outstanding indebtedness of the predecessor of ROA. The Company issued 462,484 shares of Common Stock and approximately $694,000 in cash to Dr. Rothman, and 462,484 shares of Common Stock and approximately $694,000 in cash to Dr. Booth. The Company also entered into a Service Agreement with ROA and its physician owners. The Company leases the facilities utilized by ROA from an entity of which Drs. Rothman and Booth are partial owners, for an aggregate annual lease payment of approximately $160,000. Payments by the Company under the lease in 1996 totaled $31,987.

      The Company entered into a Merger Agreement with a predecessor of TOC, pursuant to which the predecessor of TOC merged with and into Company, with the Company surviving the Merger. Pursuant to the terms of the agreement, the outstanding shares of common stock of the predecessor of TOC were converted into an aggregate of 1,072,414 shares of Common Stock, valued at $6 per share, including 103,202 shares issued to Thomas C. Haney, M.D., a director of the Company. The Company also entered into a Service Agreement with TOC and its physician owners. The Company leases the facilities utilized by TOC from an entity of which Dr. Haney is a partial owner, for an aggregate annual lease payment of approximately $500,000. The Company made no payments under the lease in 1996.

      The Company entered into a Merger Agreement with a predecessor of VO, pursuant to which the predecessor of VO merged with and into Company, with the Company surviving the merger. Pursuant to the terms of the agreement, the outstanding shares of common stock of the predecessor of VO were converted into an aggregate of 651,607 shares of Common Stock, valued at $6 per share, including 103,410 shares issued to James L. Cain, M.D., a director of the Company. In addition, pursuant to the terms of the agreement, one medical employee of the predecessor of VO was granted an option to purchase 50,000 shares of Common Stock at an exercise price of $6 per share. The Company also entered into a Service Agreement with VO and its physician owners. The Company leases, on a month-to-month basis, certain of the facilities utilized by VO from an entity of which Dr. Cain is a partial owner, for an aggregate monthly lease payment of approximately $9,000. Payments by the Company under the lease in 1996 totaled $18,082.

      For a description of the terms of the Service Agreements, see "Item 1-- Business--Contractual Agreements with Affiliated Practices."

      In connection with the Initial Affiliation Transactions, the Company has committed to enter into loan agreements with certain physician owners of the Predecessor Practices for loans in an aggregate amount of up to approximately $4.3 million. These loans are available until November 12, 1997 and the amount that each physician may borrow is limited. See "Item 7 --Management's Discussion and Analysis of Financial Condition and Results of Operations-- Speciality Care Network, Inc.--Liquidity and Capital Resources."

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)  1. Financial Statements.

      The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules at page F-1 are filed as part of this Form 10-K.

           2. Financial Statement Schedules.

      The following financial statement schedule is filed as part of this Form 10-K:

                  Schedule II-Valuation and Qualifying Accounts.

      All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.

           3. Exhibits.

      The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.


Exhibit
Number                    Description
------                    -----------
3.1*                      Amended and Restated Certificate of Incorporation
3.2*                      Amended and Restated Bylaws
10.1*+                    Specialty Care Network, Inc. 1996 Equity Compensation Plan
10.2*+                    Specialty Care Network, Inc. 1996 Incentive and Non-Qualified Stock Option Plan
10.3*+                    Employment Agreement dated as of April 1, 1996 by and between Specialty Care
                          Network, Inc. and Kerry R. Hicks
10.4*+                    Employment Agreement dated as of April 1, 1996 by and between Specialty Care
                          Network, Inc. and Patrick M. Jaeckle
10.5*+                    Employment Agreement dated as of March 11, 1996 by and between Specialty Care
                          Network, Inc. and William Behrens
10.6*+                    Employment Agreement dated as of February 22, 1996 by and between Specialty Care
                          Network, Inc. and Paul Davis
10.7*+                    Employment Agreement dated as of March 1, 1996 by and between Specialty Care
                          Network, Inc. and Peter A. Fatianow
10.8*+                    Employment Agreement dated as of March 1, 1996 by and between Specialty Care
                          Network, Inc. and David Hicks
10.9*                     Merger Agreement dated November 12, 1996 by and among Specialty Care Network,
                          Inc. and Reconstructive Orthopaedic Associates, Inc.
10.10*                    Service Agreement dated as of November 12, 1996 by and between Specialty Care
                          Network, Inc., Reconstructive Orthopaedic Associates II, P.C. and Richard H. Rothman,
                          M.D., Robert E. Booth, Jr., M.D., Richard Balderston, M.D., Arthur R. Bartolozzi, M.D.,
                          William J. Hozack, M.D., Michael G. Ciccotti, M.D., Todd J. Albert, M.D., Alexander R.
                          Vaccaro, M.D. and Peter F. Sharkey, M.D.
10.11*                    Letter agreement dated October 29, 1996 by and between Arthur R. Bartolozzi, M.D. and
                          Specialty Care Network, Inc



Exhibit
Number                    Description
------                    -----------
10.12*                    Letter agreement dated October 29, 1996 by and between Robert E. Booth, Jr., M.D. and
                          Specialty Care Network, Inc.
10.13*                    Letter agreement dated October 29, 1996 by and between Richard H. Rothman, M.D. and
                          Specialty Care Network, Inc.
10.14*                    Stock Exchange Agreement dated October 21, 1996 by and among Specialty Care
                          Network, Inc. and Michael N. Jolley, M.D., Harvey E. Smires, M.D., Robert N. Dunn,
                          M.D., Jeffrey S. Abrams, M.D., Richard E. Fleming, Jr., M.D., W. Thomas Gutowski,
                          M.D., Steven R. Gecha, M.D., C. Alexander Moskwa, Jr., M.D. and David M. Smith,
                          M.D.
10.15*                    Service Agreement dated as of November 1, 1996 by and among Specialty Care Network,
                          Inc., SCN of Princeton, Inc., Princeton Orthopedic Associates, II, P.A. and Michael N.
                          Jolley, M.D., Harvey E. Smires, M.D., Robert N. Dunn, M.D., Jeffrey S. Abrams, M.D.,
                          Richard E. Fleming, Jr., M.D., W. Thomas Gutowski, M.D., Steven R. Gecha, M.D., C.
                          Alexander Moskwa, Jr., M.D. and David M. Smith, M.D.
10.16*                    Merger Agreement dated November 12, 1996 by and among Specialty Care Network,
                          Inc. and TOC Services, Inc.
10.17*                    Service Agreement dated as of November 12, 1996 by and among TOC Specialists, P.L.
                          (d/b/a Tallahassee Orthopedic Clinic) TOC Services, Inc. (f/k/a Tallahassee Orthopedic
                          Clinic, P.A.) and Greg A. Alexander, M.D., David C. Berg, M.D., Richard E. Blackburn,
                          M.D., Donald Dewey, M.D., Mark E. Fahey, M.D., Tom C. Haney, M.D., William D.
                          Henderson, Jr., M.D., Steve E. Jordan, M.D., J. Rick Lyon, M.D., Kris D. Stowers, M.D.,
                          Robert L. Thornberry, M.D., Billy C. Weinstein, M.D. and Charles H. Wingo, M.D.
10.18*                    Asset Exchange Agreement dated as of November 12, 1996 by and among Specialty Care
                          Network, Inc., Greater Chesapeake Orthopaedic Associates, L.L.C., Stuart D. Miller,
                          M.D., Leslie S. Matthews, M.D., Paul L. Asdourian, M.D., Frank R. Ebert, M.D., Mark S.
                          Myerson, M.D., John B. O'Donnell, M.D. and Lew C. Schon, M.D.
10.19*                    Service Agreement dated as of November 12, 1996 by and among Specialty Care
                          Network, Inc., Greater Chesapeake Orthopaedic Associates, L.L.C., Stuart D. Miller,
                          M.D., Leslie S. Matthews, M.D., Paul L. Asdourian, M.D., Frank R. Ebert, M.D., Mark S.
                          Myerson, M.D., John B. O'Donnell, M.D. and Lew C. Schon, M.D.
10.20*                    Merger Agreement dated November 12, 1996 by and among Specialty Care Network,
                          Inc. and Vero Orthopaedic, Inc.
10.21*                    Service Agreement dated as of November 12, 1996 by and among Specialty Care
                          Network, Inc., Vero Orthopaedics II, P.A. and James L. Cain, M.D., David W. Griffin,
                          M.D., George K. Nichols, M.D., Peter G. Wernicki, M.D. and Charlene Wilson, M.D.
10.22*                    Revolving Loan and Security Agreement dated as of November 1, 1996 among Specialty
                          Care Network, Inc., SCN of Princeton, Inc., NationsBank of Tennessee N.A. and
                          NationsBank of Tennessee, N.A. as Agent
10.23*                    Merger Agreement dated December 6, 1996 by and among Specialty Care Network, Inc.,
                          Riyaz H. Jinnah, M.D., P.A. and Riyaz H. Jinnah, M.D.
10.24*                    Merger Agreement dated December 6, 1996 by and among Specialty Care Network, Inc.,
                          Floyd Jaeggers, M.D., P.C. and Floyd Jaeggers, M.D.
10.25*                    Merger Agreement dated December 6, 1996 by and among Specialty Care Network, Inc.,
                          Medical Rehabilitation Specialists, P.A. and Kirk J. Mauro, M.D.
10.26*                    Term Sheet by and among Reconstructive Orthopaedic Associates II, P.C., Specialty Care
                          Network, Inc., Robert E. Booth, Jr., M.D. and Arthur R. Bartolozzi, M.D.
10.27*                    Amendment to the Specialty Care Network, Inc. 1996 Incentive and Non-Qualified Stock
                          Option Plan
10.28**                   Merger Agreement dated March 24, 1997 by and between Specialty Care Network, Inc.
                          and Orthopaedic and Sports Medicine, P.A.
11**                      Statement re: computation of per share earnings

21*                       Subsidiary of the Company

                                       42

27**                      Financial Data Schedule

--------------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-17627).
**   Filed herewith.
+ Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPECIALTY CARE NETWORK, INC.


Date:  March 31, 1997                   By /s/ Kerry R. Hicks
                                           ----------------------------------
                                          Kerry R. Hicks
                                          President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                 Name                                      Title                               Date
                 ----                                      -----                               ----
/s/ Richard H. Rothman                 Chairman of the Board of Directors                 March 31, 1997
-------------------------------
Richard H. Rothman, M.D., Ph.D.

/s/ Kerry R. Hicks                     President and Chief Executive Officer              March 31, 1997
-------------------------------        (Principal Executive Officer)
Kerry R. Hicks

/s/ Patrick M. Jaeckle                 Executive Vice President of                        March 31, 1997
-------------------------------        Finance/Development (Principal Financial
Patrick M. Jaeckle                     Officer)

/s/ D. Paul Davis                      Vice President of Finance/Controller               March 31, 1997
-------------------------------        (Principal Accounting Officer)
D. Paul Davis

/s/ William C. Behrens                 Executive Vice President of Practice               March 31, 1997
-------------------------------        Management and Director
William C. Behrens

                                       Director                                           March __, 1997
-------------------------------
Robert E. Booth, Jr., M.D.

/s/ James L. Cain                      Director                                           March 28, 1997
-------------------------------
James L. Cain, M.D.

/s/ Peter H. Cheesbrough               Director                                           March 31, 1997
-------------------------------
Peter H. Cheesbrough

/s/ Richard E. Fleming, Jr.            Director                                           March 31, 1997
-------------------------------
Richard E. Fleming, Jr., M.D.

/s/ Thomas C. Haney                    Director                                           March 31, 1997
-------------------------------
Thomas C. Haney, M.D.
                                       Director                                           March __, 1997
-------------------------------
Leslie S. Matthews, M.D.
                                       Director                                           March __, 1997
-------------------------------
Mats Wahlstrom



Exhibit
Number                    Description
------                    -----------
3.1*                      Amended and Restated Certificate of Incorporation
3.2*                      Amended and Restated Bylaws
10.1*+                    Specialty Care Network, Inc. 1996 Equity Compensation Plan
10.2*+                    Specialty Care Network, Inc. 1996 Incentive and Non-Qualified Stock Option Plan
10.3*+                    Employment Agreement dated as of April 1, 1996 by and between Specialty Care
                          Network, Inc. and Kerry R. Hicks
10.4*+                    Employment Agreement dated as of April 1, 1996 by and between Specialty Care
                          Network, Inc. and Patrick M. Jaeckle
10.5*+                    Employment Agreement dated as of March 11, 1996 by and between Specialty Care
                          Network, Inc. and William Behrens
10.6*+                    Employment Agreement dated as of February 22, 1996 by and between Specialty Care
                          Network, Inc. and Paul Davis
10.7*+                    Employment Agreement dated as of March 1, 1996 by and between Specialty Care
                          Network, Inc. and Peter A. Fatianow
10.8*+                    Employment Agreement dated as of March 1, 1996 by and between Specialty Care
                          Network, Inc. and David Hicks
10.9*                     Merger Agreement dated November 12, 1996 by and among Specialty Care Network,
                          Inc. and Reconstructive Orthopaedic Associates, Inc.
10.10*                    Service Agreement dated as of November 12, 1996 by and between Specialty Care
                          Network, Inc., Reconstructive Orthopaedic Associates II, P.C. and Richard H. Rothman,
                          M.D., Robert E. Booth, Jr., M.D., Richard Balderston, M.D., Arthur R. Bartolozzi, M.D.,
                          William J. Hozack, M.D., Michael G. Ciccotti, M.D., Todd J. Albert, M.D., Alexander R.
                          Vaccaro, M.D. and Peter F. Sharkey, M.D.
10.11*                    Letter agreement dated October 29, 1996 by and between Arthur R. Bartolozzi, M.D. and
                          Specialty Care Network, Inc.
10.12*                    Letter agreement dated October 29, 1996 by and between Robert E. Booth, Jr., M.D. and
                          Specialty Care Network, Inc.
10.13*                    Letter agreement dated October 29, 1996 by and between Richard H. Rothman, M.D. and
                          Specialty Care Network, Inc.
10.14*                    Stock Exchange Agreement dated October 21, 1996 by and among Specialty Care
                          Network, Inc. and Michael N. Jolley, M.D., Harvey E. Smires, M.D., Robert N. Dunn,
                          M.D., Jeffrey S. Abrams, M.D., Richard E. Fleming, Jr., M.D., W. Thomas Gutowski,
                          M.D., Steven R. Gecha, M.D., C. Alexander Moskwa, Jr., M.D. and David M. Smith,
                          M.D.
10.15*                    Service Agreement dated as of November 1, 1996 by and among Specialty Care Network,
                          Inc., SCN of Princeton, Inc., Princeton Orthopedic Associates, II, P.A. and Michael N.
                          Jolley, M.D., Harvey E. Smires, M.D., Robert N. Dunn, M.D., Jeffrey S. Abrams, M.D.,
                          Richard E. Fleming, Jr., M.D., W. Thomas Gutowski, M.D., Steven R. Gecha, M.D., C.
                          Alexander Moskwa, Jr., M.D. and David M. Smith, M.D.
10.16*                    Merger Agreement dated November 12, 1996 by and among Specialty Care Network,
                          Inc. and TOC Services, Inc.
10.17*                    Service Agreement dated as of November 12, 1996 by and among TOC Specialists, P.L.
                          (d/b/a Tallahassee Orthopedic Clinic) TOC Services, Inc. (f/k/a Tallahassee Orthopedic
                          Clinic, P.A.) and Greg A. Alexander, M.D., David C. Berg, M.D., Richard E. Blackburn,
                          M.D., Donald Dewey, M.D., Mark E. Fahey, M.D., Tom C. Haney, M.D., William D.
                          Henderson, Jr., M.D., Steve E. Jordan, M.D., J. Rick Lyon, M.D., Kris D. Stowers, M.D.,
                          Robert L. Thornberry, M.D., Billy C. Weinstein, M.D. and Charles H. Wingo, M.D.



Exhibit
Number                    Description
------                    -----------
10.18*                    Asset Exchange Agreement dated as of November 12, 1996 by and among Specialty Care
                          Network, Inc., Greater Chesapeake Orthopaedic Associates, L.L.C., Stuart D. Miller,
                          M.D., Leslie S. Matthews, M.D., Paul L. Asdourian, M.D., Frank R. Ebert, M.D., Mark S.
                          Myerson, M.D., John B. O'Donnell, M.D. and Lew C. Schon, M.D.
10.19*                    Service Agreement dated as of November 12, 1996 by and among Specialty Care
                          Network, Inc., Greater Chesapeake Orthopaedic Associates, L.L.C., Stuart D. Miller,
                          M.D., Leslie S. Matthews, M.D., Paul L. Asdourian, M.D., Frank R. Ebert, M.D., Mark S.
                          Myerson, M.D., John B. O'Donnell, M.D. and Lew C. Schon, M.D.
10.20*                    Merger Agreement dated November 12, 1996 by and among Specialty Care Network,
                          Inc. and Vero Orthopaedic, Inc.
10.21*                    Service Agreement dated as of November 12, 1996 by and among Specialty Care
                          Network, Inc., Vero Orthopaedics II, P.A. and James L. Cain, M.D., David W. Griffin,
                          M.D., George K. Nichols, M.D., Peter G. Wernicki, M.D. and Charlene Wilson, M.D.
10.22*                    Revolving Loan and Security Agreement dated as of November 1, 1996 among Specialty
                          Care Network, Inc., SCN of Princeton, Inc., NationsBank of Tennessee N.A. and
                          NationsBank of Tennessee, N.A. as Agent
10.23*                    Merger Agreement dated December 6, 1996 by and among Specialty Care Network, Inc.,
                          Riyaz H. Jinnah, M.D., P.A. and Riyaz H. Jinnah, M.D.
10.24*                    Merger Agreement dated December 6, 1996 by and among Specialty Care Network, Inc.,
                          Floyd Jaeggers, M.D., P.C. and Floyd Jaeggers, M.D.
10.25*                    Merger Agreement dated December 6, 1996 by and among Specialty Care Network, Inc.,
                          Medical Rehabilitation Specialists, P.A. and Kirk J. Mauro, M.D.
10.26*                    Term Sheet by and among Reconstructive Orthopaedic Associates II, P.C., Specialty Care
                          Network, Inc., Robert E. Booth, Jr., M.D. and Arthur R. Bartolozzi, M.D.
10.27*+                   Amendment to the Specialty Care Network, Inc. 1996 Incentive and Non-Qualified Stock
                          Option Plan
10.28**                   Merger Agreement dated March 24, 1997 by and between Specialty Care Network, Inc.
                          and Orthopaedic and Sports Medicine, P.A.
11**                      Statement re: computation of per share earnings
21*                       Subsidiary of the Company
27**                      Financial Data Schedule


--------------------


* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-17627).
**  Filed herewith.
+ Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

                          INDEX TO FINANCIAL STATEMENTS



Specialty Care Network, Inc. and Subsidiary:
    Report of Independent Auditors........................................................................F-2
    Consolidated Balance Sheets ..........................................................................F-3
    Consolidated Statements of Operations ................................................................F-4
    Consolidated Statements of Stockholders' Equity ......................................................F-5
    Consolidated Statements of Cash Flows ................................................................F-6
    Notes to Consolidated Financial Statements ...........................................................F-8

Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.):
    Report of Independent Auditors .......................................................................F-26
    Balance Sheets .......................................................................................F-27
    Statements of Operations .............................................................................F-28
    Statements of Stockholders' Equity ...................................................................F-29
    Statements of Cash Flows .............................................................................F-30
    Notes to Financial Statements ........................................................................F-32


                         Report of Independent Auditors

Board of Directors and Stockholders
Specialty Care Network, Inc.

We have audited the accompanying consolidated balance sheets of Specialty Care Network, Inc. and subsidiary (collectively the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and the period from December 22, 1995 (date of incorporation) through December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Care Network, Inc. and subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 and the period from December 22, 1995 (date of incorporation) through December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ ERNST & YOUNG LLP
                                                    ---------------------
                                                       Ernst & Young LLP
Denver, Colorado
March 21, 1997

                   Specialty Care Network, Inc. and Subsidiary

                           Consolidated Balance Sheets


                                                                             December 31
                                                                       1996               1995
                                                                  -------------------------------
Assets
Cash                                                              $ 1,444,007             $11,100
Accounts receivable, net                                           13,090,440                   -
Loans to physician stockholders                                       976,419                   -
Prepaid expenses and inventories                                      285,218                   -
                                                                  -------------------------------
Total current assets                                               15,796,084              11,100

Property and equipment, net                                         1,889,070                   -
Intangible assets, net of accumulated amortization
   of $22,130 in 1996                                                 193,906              29,584
Prepaid offering costs                                                747,847                   -
Other assets                                                           58,483                   -
                                                                  -------------------------------
Total assets                                                      $18,685,390             $40,684
                                                                  ===============================

Liabilities and stockholders' equity
Current portion of capital lease obligations                      $   140,151             $     -
Accounts payable                                                      416,282                   -
Accrued payroll, incentive compensation and related
   expenses                                                         1,065,881                   -
Accrued expenses                                                      879,619              29,584
Income taxes payable                                                1,229,275                   -
Advances from officers and stockholders                                     -               9,410
Due to affiliated physician practices                               3,759,322                   -
Deferred income taxes                                                 667,830                   -
                                                                  -------------------------------
Total current liabilities                                           8,158,360              38,994

Line-of-credit                                                      4,177,681                   -
Capital lease obligations, less current portion                       964,769                   -
Deferred income taxes                                                 679,713                   -
                                                                  -------------------------------
Total liabilities                                                  13,980,523              38,994

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding                     -                   -
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 11,045,015 and
     1,690,000 shares issued and outstanding in 1996
     and 1995, respectively                                            11,045               1,690
   Additional paid-in capital                                       6,465,205                   -
   Accumulated deficit                                             (1,771,383)                  -
                                                                  -------------------------------
Total stockholders' equity                                          4,704,867               1,690
                                                                  -------------------------------
Total liabilities and stockholders' equity                        $18,685,390             $40,684
                                                                  ===============================

See accompanying notes.

                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Statements of Operations

                                                                                    Period from
                                                                                    December 22,
                                                                                   1995 (date of
                                                                                   incorporation)
                                                                Year ended            through
                                                               December 31,         December 31,
                                                                   1996                 1995
                                                               ----------------------------------
Management fee revenue, including reimbursement
   of clinic expenses                                           $ 4,392,050             $   -

Costs and expenses:
   Clinic expenses                                                2,820,743                 -
   Salaries, wages and benefits                                   1,917,891
   General and administrative expenses                            1,096,665                 -
   Costs to evaluate and acquire physician practices                597,361                 -
    Depreciation and amortization                                   158,346                 -
    Interest expense, net of $11,870 of interest
     income in 1996                                                  78,498                 -
                                                               ----------------------------------
                                                                  6,669,504                 -
                                                               ----------------------------------
Loss before income taxes                                         (2,277,454)                -
Income tax benefit                                                  506,071                 -
                                                               ----------------------------------
Net loss                                                        $(1,771,383)            $   -
                                                               ==================================

Net loss per common share                                       $     (0.15)                -
                                                               ==================================

Weighted average number of common shares and
   common share equivalents used in computation                  12,026,347             $   -
                                                               ==================================


See accompanying notes.

                   Specialty Care Network, Inc. and Subsidiary

                 Consolidated Statements of Stockholders' Equity


                      Period from December 22, 1995 (date of
                  incorporation) through December 31, 1995 and
                          year ended December 31, 1996


                                   Preferred Stock            Common Stock
                                  $0.001 Par Value          $0.001 Par Value          Additional
                               -------------------------------------------------        Paid-in      Accumulated
                                 Shares     Amount         Shares       Amount          Capital        Deficit          Total
                               ------------------------------------------------------------------------------------------------
Balance at December 22, 1995       -      $   -               -       $  -            $     -       $      -         $     -
Shares issued in
  connection with a
  private placement                -          -          1,690,000      1,690               -              -              1,690
  memorandum
                               ------------------------------------------------------------------------------------------------
Balance at December 31, 1995       -          -          1,690,000      1,690               -              -              1,690
Purchase and retirement of
  common stock in
  connection with a                -          -           (425,000)      (425)              -              -               (425)
  severance agreement
Shares issued to one of
  the affiliated physician         -          -            100,000        100            299,900           -            300,000
  practices
Convertible debt and
  accrued interest thereon
  converted to common              -          -          2,020,900      2,021          2,220,018           -          2,222,039
  shares
Shares issued in
  connection with the
  acquisitions of net
  assets of affiliated             -          -          7,659,115      7,659          5,483,159           -          5,490,818
  physician practices
Dividends paid to physician
   owners as promoters             -          -               -          -            (1,537,872)          -         (1,537,872)
Net loss                           -          -               -          -                  -        (1,771,383)     (1,771,383)
                               ------------------------------------------------------------------------------------------------
Balance at December 31, 1996       -      $   -         11,045,015    $11,045         $6,465,205    $(1,771,383)     $4,704,867
                               ================================================================================================


See accompanying notes.

                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                                                                                           Period from
                                                                                          December 22,
                                                                                          1995 (date of
                                                                                         incorporation)
                                                                     Year ended              through
                                                                    December 31,          December 31,
                                                                        1996                  1995
                                                                    -----------------------------------

Operating activities
Net loss                                                             $ (1,771,383)          $  -
Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization                                        158,346              -
     Interest on convertible debentures                                    52,039
     Deferred income tax benefit                                       (1,735,346)             -
     Changes in operating assets and liabilities, net
        of the effects of the non-cash acquisitions of
        net assets of affiliated physician practices:
         Accounts receivable                                           (4,738,455)             -
         Prepaid expenses and inventories and other
           assets                                                        (204,911)             -
         Accounts payable                                                  49,764             29,584
         Accrued payroll, incentive compensation
           and related expenses                                           982,982              -
         Accrued expenses                                                 850,035              -
         Income taxes payable                                           1,229,275              -
         Due to affiliated physician practices                          3,759,322              -
                                                                    -----------------------------------
Net cash (used in) provided by operating activities                    (1,368,332)            29,584

Investing activities
Purchases of property and equipment                                      (354,595)             -
Increases in intangible assets                                           (186,452)           (29,584)
                                                                    -----------------------------------
Net cash used in investing activities                                    (541,047)           (29,584)

Financing activities
Proceeds from line-of-credit agreement                                  4,177,681              -
Proceeds from convertible debentures                                    2,170,000              -
Principal repayments on capital lease obligations                         (33,422)             -
Initial capital contributions                                                -                 1,690
Retirement of common stock                                                   (425)             -
Capital contribution from one physician practice                          300,000              -
Prepaid offering costs                                                   (747,847)             -


                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Statement of Cash Flows

                                                                                           Period from
                                                                                          December 22,
                                                                                          1995 (date of
                                                                                         incorporation)
                                                                     Year ended              through
                                                                    December 31,          December 31,
                                                                        1996                  1995
                                                                    -----------------------------------

Financing activities (continued)
Dividends paid to promoters                                          $ (1,537,872)            $   -
Advances from officers and stockholders                                    (9,410)              9,410
Loans to physician stockholders                                          (976,419)                -
                                                                    -----------------------------------
Net cash provided by financing activities                               3,342,286              11,100
                                                                    -----------------------------------

Net increase in cash                                                    1,432,907              11,100
Cash at beginning of period                                                11,100                 -
                                                                    -----------------------------------
Cash at end of period                                                $  1,444,007             $11,100
                                                                    ===================================

Supplemental cash flow information
Interest paid                                                        $     38,329             $   -
                                                                    -----------------------------------


Supplemental schedule of noncash investing
   and financing activities
   Effects of the acquisitions of net assets of
     Affiliated physician practices:                                  $10,761,466             $   -
     Assets acquired                                                   (2,187,759)                -
     Liabilities assumed                                               (3,082,889)                -
                                                                    -----------------------------------
     Income tax liabilities assumed                                  $  5,490,818             $   -
                                                                    ===================================

Conversion of convertible debentures and accrued
   interest thereon into common stock                                $  2,222,039             $   -
                                                                    ===================================

                                      F-7
See accompanying notes.

                   Specialty Care Network, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. Description of Business

Specialty Care Network, Inc. and subsidiary (collectively the "Company") is a physician practice management company focusing exclusively on musculoskeletal disease-state management. Specialty Care Network, Inc. was incorporated on December 22, 1995. Commencing on November 12, 1996, the Company began providing comprehensive management services under long-term management service agreements with five physician practices in various states. The Company also manages an outpatient surgery center and Magnetic Resonance Imaging unit in Princeton, New Jersey, and Tallahassee, Florida, respectively. See Note 11 for further details of the underlying long-term service arrangements with physician practices.

The accompanying consolidated financial statements reflect the Company's activity during its start-up and organizational phase, and its acquisitions of substantially all of the assets and certain liabilities of the five physician practices (hereinafter referred to as the "Predecessor Practices") and affiliation with the successors to the Predecessor Practices (such transactions hereinafter collectively referred to as the "Initial Affiliation Transactions").

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Specialty Care Network, Inc. and its wholly-owned subsidiary, SCN of Princeton, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Principles of Acquisition Accounting

The accompanying financial statements give effect to the Predecessor Practice acquisitions at their historical cost basis in accordance with the accounting treatment prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 48, Transfers of Nonmonetary Assets by Promoters or Shareholders. The Company anticipates that future acquisitions will be afforded the purchase method of accounting treatment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Although these estimates are

                   Specialty Care Network, Inc. and Subsidiary

2. Summary of Significant Accounting Policies (continued)

based on management's knowledge of current events and actions they may undertake in the future, actual results could differ from those estimates.

Revenue Recognition and Accounts Receivable

Management fee revenue is recognized based upon the contractual arrangements of the underlying long-term service agreements between the Company and the successor to the individual Predecessor Practice. See Note 11 for further discussion of such contractual arrangements, including certain guaranteed minimum management fees.

Accounts receivable represents amounts due from patients and other independent third parties for medical services provided by the affiliated physician practices and management fee revenue earned by the Company. Accounts receivable generated by the affiliated physician practices, which are acquired by the Company on a monthly basis at the estimated net fair value thereof, are recorded net of contractual allowances and estimated doubtful accounts.

Net Loss Per Common Share

Net loss per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. Primary and fully diluted earnings per share are the same. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and staff policy, common and common share equivalents issued during the 12-month period prior to the Company's initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the public offering, even if antidilutive, and have been included in the calculation as if these common and common equivalent shares were outstanding for the entire period presented (using the treasury stock method and the initial public offering price of $8.00 per share for the Company's common stock).

The Company used a portion of the proceeds from the initial public offering of its common stock to repay borrowings under the Company's Revolving Loan and Security Agreement. If shares issued to repay amounts outstanding under the Company's Revolving Loan and Security Agreement were outstanding for the year ended December 31, 1996, the net loss per common share would not have changed from the amount reported.

                   Specialty Care Network, Inc. and Subsidiary

2. Summary of Significant Accounting Policies (continued)

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("FASB No. 128"). The statement, which applies to entities with publicly held common stock, simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, Earnings per Share, and makes such computation comparable to international earnings per share standards. FASB No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The statement requires restatement of all prior period earnings per share data presented in the period of adoption. Management is currently reviewing the provisions of SFAS No. 128; however, it does not believe that adoption of this new accounting pronouncement will have a material impact on the calculation and presentation of earnings per share.

Financial Instruments

The carrying amounts of financial instruments as reported in the accompanying balance sheets approximate their fair value primarily due to the short-term nature of such financial instruments.

Prepaid Offering Costs

Prepaid offering costs of $747,847, which primarily relate to legal and accounting services, will be used to reduce the proceeds from the Company's initial public offering of its common stock.

Property and Equipment

Property and equipment are stated at cost, including assets acquired from the Predecessor Practices. Equipment held under capital leases is stated at the present value of minimum lease payments at inception of the related lease. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets. Amortization of capital lease assets and leasehold improvements are computed using the straight-line method over the shorter of

                   Specialty Care Network, Inc. and Subsidiary

2. Summary of Significant Accounting Policies (continued)

the lease term or the estimated useful lives of the underlying assets. The estimated useful lives used are as follows:

            Computer equipment and software                   3-5 years
            Furniture and fixtures                            5-7 years
            Leasehold improvements                              5 years

Intangible Assets

Intangible assets, which are stated at cost, primarily consist of deferred debt issuance costs ($186,452) and organization costs ($29,584) that are being amortized on a straight-line basis over two- and three-year periods, respectively.

The Company periodically reviews its intangible assets to assess recoverability, and impairments would be recognized in the statement of operations if a permanent impairment were determined to have occurred. Recoverability of intangibles is determined based on undiscounted future operating cash flows from the related business unit or activity. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be affected if estimated future operating cash flows are not achieved. No impairment charge was recognized by the Company for the year ended December 31, 1996.

Stock-Based Compensation

The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In 1995, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FASB No. 123"), was issued, whereby companies may elect to account for stock-based compensation using a fair value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. FASB No. 123 requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied.

The fair value for options awarded during the year ended December 31, 1996 was estimated at the date of grant using an option pricing model with the following weighted-average assumptions for 1996: risk-free interest rate over the life of the option of 6.0%;

                   Specialty Care Network, Inc. and Subsidiary

2. Summary of Significant Accounting Policies (continued)

no dividend yield; and expected two to eight year lives of the options. The estimated fair value for these options was calculated using the minimum value method and may not be indicative of the future impact since this model does not take into consideration volatility and the commencement of public trading in the Company's common stock on February 7, 1997.

The pro forma effects of adopting FASB No. 123's fair value based method for the year ended December 31, 1996 were not materially different from the corresponding APB No. 25 intrinsic value methodology because the options granted in 1996 were primarily issued near year end and, accordingly, pro forma stock-based compensation in 1996 is substantially less than would result from a full year's compensation expense amortization. The effects of applying FASB No. 123 during 1996 are not likely to be representative of the effects on pro forma net income for future years because the vesting of options will cause additional incremental expense to be recognized in future periods. Additionally, the Financial Accounting Standards Board has added to its agenda a project regarding certain APB No. 25 issues, including such things as incorporating the FASB No. 123 grant date definition into APB No. 25, readdressing the criteria under broad-based plans qualifying for noncompensatory accounting and defining what constitutes employees. The resolution of these issues could result in modification in the Company's accounting for stock-based compensation arrangements.

Estimated Malpractice Professional Liability Claims

The Company and its affiliated physician practices are insured with respect to medical malpractice risks on either an occurrence-rate or a claims-made basis. Management is not aware of any claims against it or its affiliated physician practices which might have a material impact on the Company's financial position or results of operations.

3. Accounts Receivable and Management Fee Revenue

Accounts receivable at December 31, 1996 consist of the following:

     Gross patient accounts receivable purchased
       from the affiliated physician practices                  $25,564,645
     Less allowance for contractual adjustments
       and doubtful accounts                                     15,719,542
                                                                -----------
                                                                  9,845,103
     Management fees, including reimbursement of
       clinic expenses                                            3,245,337
                                                                -----------
                                                                $13,090,440
                                                                ===========

                   Specialty Care Network, Inc. and Subsidiary

3. Accounts Receivable and Management Fee Revenue (continued)

Management fee revenue earned for the period November 12, 1996 through December 31, 1996, exclusive of reimbursed clinic expenses, approximated $1.57 million. Of such amount, only one of successors to the Predecessor Practices exceeded 20% of the 1996 total. Assuming that the acquisitions of the Predecessor Practices and the Initial Affiliation Transactions occurred on January 1, 1996, management estimates that the aggregate management fee revenue for the year ended December 31, 1996, exclusive of reimbursed clinic expenses, would have been approximately $9.5 million.

An integral component of the computation of management fee earned by the Company is net patient revenue of the affiliated physician practices. The affiliated physician practices recognize net patient revenue for medical services at established rates reduced by allowances for doubtful accounts and contractual adjustments. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized by the affiliated physician practice in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are reported as contractual adjustments in the year the final settlements are made. Net patient revenue is not recognized as revenue in the accompanying financial statements.

The Company's affiliated physician practices derived approximately 22.6% of their net revenue from services provided under the Medicare program for the year ended December 31, 1996. Other than the Medicare program, the physician groups have no customers that represent more than 10% of aggregate net clinic revenue or 5% of accounts receivable at December 31, 1996. Accordingly, concentration of credit risk related to patient accounts receivable is limited by the diversity and number of providers, patients and payors.

4. Property and Equipment

Property and equipment at December 31, 1996 consist of the following:

     Furniture and fixtures                                      $2,639,418
     Computer equipment and software                              1,110,657
     Leasehold improvements and other                               381,271
                                                                 ----------
                                                                  4,131,346
     Accumulated depreciation and amortization                    2,242,276
                                                                 ----------
     Net property and equipment                                  $1,889,070
                                                                 ==========

                   Specialty Care Network, Inc. and Subsidiary

5. Property and Equipment (continued)

Included in the above are assets recorded under capital leases which consist of the following:

     Furniture and fixtures                                      $1,372,557
     Computer equipment                                             145,661
                                                                 ----------
                                                                  1,518,218
     Accumulated amortization                                       882,846
                                                                 ----------
     Net assets under capital leases                             $  635,372
                                                                 ==========

Pursuant to its corporate expansion, the Company had furniture and fixture purchase commitments and building improvement contractual arrangements aggregating approximately $202,000 at December 31, 1996.

6. Convertible Debentures and Line-of-Credit

Convertible Debentures

In connection with two private placements, the Company raised $2.17 million of short-term unsecured convertible debt. The proceeds thereof were utilized to fund the Company's start-up and its organizational phase until certain net assets of the Predecessor Practices were acquired on November 12, 1996.

Contemporaneous with the acquisitions of the Predecessor Practices, the holders of the debentures converted the unpaid principal amounts plus any accrued interest thereon (calculated at 5.0%), into the Company's common stock at the conversion ratio of $1.00 ($1,920,332) and $3.00 ($301,707) of debenture principal and accrued interest for one share of common stock. The following table summarizes the conversions:

                                                                      Accrued
                                                  Principal           Interest             Total
                                                  ------------------------------------------------
Stockholders of the Company                       $  640,000         $18,153            $  658,153
Physician practices and
   related stockholders                            1,530,000          33,886             1,563,886
                                                  ------------------------------------------------
                                                  $2,170,000         $52,039            $2,222,039
                                                  ================================================

                   Specialty Care Network, Inc. and Subsidiary

6. Convertible Debentures and Line-of-Credit (continued)

Line-of-Credit

At December 31, 1996, the Company had approximately $4.2 million outstanding under its Revolving Loan and Security Agreement. See Note 11 for a discussion of the terms, conditions and related activity of this credit facility.

7. Common Stock

At December 31, 1996, 1,180,000 and 85,000 shares of certain outstanding nontransferable common stock were held by current employees and former employees, respectively. Pursuant to the common stock subscription agreements and a related Stockholders Agreement, executed by the Company and its employees, all unvested shares became vested as a result of the initial public offering of the Company's common stock.

During the year ended December 31, 1996, the Company issued an additional 100,000 shares of common stock to one of the Predecessor Practices at $3.00 per share.

Pursuant to the Revolving Loan and Security Agreement between the Company and a bank, the Company is prohibited from paying any dividends without written approval from the bank.

On February 6, 1997, the Company's initial public offering of its common stock became effective. In connection therewith, three million shares of common stock were issued at $8.00 per share. On March 4, 1997 the underwriters executed their overallotment option to purchase an additional 208,338 common shares for an aggregate amount of approximately $1.5 million, net of underwriting discounts. The following table provides a condensed balance sheet at December 31, 1996 and an unaudited pro forma condensed balance sheet at such date assuming the effectuation of the initial public offering and the underwriters' overallotment option, and the repayment of all amounts then outstanding under the Revolving Loan and Security Agreement.

                   Specialty Care Network, Inc. and Subsidiary

7. Common Stock (continued)


                                                                                   (Unaudited)
                                                               Historical           Pro Forma
                                                              December 31,         December 31,
                                                                  1996                 1996
                                                              ---------------------------------

   Current assets                                             $15,796,084          $34,671,667
   Long-term assets                                             2,889,306            2,141,459
                                                              ---------------------------------
   Total assets                                               $18,685,390          $36,813,126
                                                              =================================

   Current and long-term liabilities                          $13,980,523          $ 9,574,911

   Common stock                                                    11,045               14,253
   Additional paid-in capital                                   6,465,205           28,995,345
   Accumulated deficit                                         (1,771,383)          (1,771,383)
                                                              ---------------------------------
   Total stockholders' equity                                   4,704,867           27,238,215
                                                              ---------------------------------
   Total liabilities and stockholders' equity                 $18,685,390          $36,813,126
                                                              =================================



8. Stock Option Plans

On March 22, 1996, the Company adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") pursuant to which nontransferable options to purchase up to five million shares of common stock of the Company were available for award to eligible directors, officers, advisors, consultants and key employees. On January 10, 1997, the Board of Directors voted to terminate the Plan. The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant and the options granted thereunder were for a period of ten years. Options, which are generally contingent on continued employment with the Company, may be exercised only in accordance with a vesting schedule established by the Company's Board of Directors. Of the 553,500 grants approved during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 of the options were exercisable at such date, and no options were forfeited or expired during the year then ended.

                   Specialty Care Network, Inc. and Subsidiary

8. Stock Option Plans (continued)

On October 15, 1996, the Company's Board of Directors approved the 1996 Equity Compensation Plan (the "Equity Plan"), which provides for the granting of options to purchase up to two million shares of the Company's common stock.. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of the Company and any future subsidiaries, members of the Board of Directors and certain key advisors are eligible to participate in this plan, which will terminate no later than October 14, 2006. The granting and vesting of options under the Equity Plan are provided by the Company's Board of Directors or a committee of the Board of Directors. During the year ended December 31, 1996, the Company's Board of Directors approved grants under the Equity Plan for both incentive and non-qualified options exercisable for 1,205,248 of common shares at exercise prices ranging from $6.00 per share to $8.00 per share. None of such options under the Equity Plan were exercisable at December 31, 1996.

                                                                                                   Weighted-
                                                                                                   Average
                                                                                Weighted-          Exercise
                                                                                 Average           Price of
                                                                     Shares     Remaining          Options
                                                   Option Price      Under      Contract          Currently
                                                      Range          Option      Life            Exercisable
-------------------------------------------------------------------------------------------------------------

Options generally vesting over three years           $1.00           553,500       9.22             $1.00
Options generally vesting over three years           $6.00           130,000       9.93               -
Options generally vesting over five years         $6.00-$8.00        866,069       9.93               -
Options generally vesting over periods
  not to exceed eight years                          $6.00           209,179       9.93               -
                                                                    ---------
Total                                                               1,758,748      9.71             $1.00
                                                                    =========

The weighted average exercise prices for stock options granted during the year and stock options outstanding at December 31, 1996 was approximately $5.25 per share. Subsequent to December 31, 1996, the Company's Board of Directors approved the award of additional options under the Equity Plan, exercisable for 160,000 common shares at an exercise price of $10.00 per share.

                   Specialty Care Network, Inc. and Subsidiary

9. Leases

The Company is obligated under operating and capital lease agreements for offices and certain equipment. In some circumstances, these lease arrangements are with entities owned or controlled by physician stockholders. Future minimum payments under noncancelable capital and operating leases with lease terms in excess of one year are summarized as follows for the years ending December 31:

                                                                             Capital            Operating
                                                                             Leases              Leases
                                                                           -------------------------------

        1997                                                               $   268,998         $ 2,507,026
        1998                                                                   264,432           2,557,536
        1999                                                                   258,987           2,451,284
        2000                                                                   248,175           2,348,943
        2001                                                                   195,909           2,260,893
        Thereafter                                                             187,200          15,375,978
                                                                           -------------------------------
        Total minimum lease payments                                         1,423,701         $27,501,660
                                                                                               ===========
        Less amount representing interest                                      318,781
                                                                           -----------
        Present value of net minimum lease payments                          1,104,920
        Less current portion                                                   140,151
                                                                           -----------
        Long-term portion                                                  $   964,769
                                                                           ===========


Rent expense for the year ended December 31, 1996 under all operating leases was approximately $400,000.

10. Income Taxes

The Company is a corporation subject to federal and certain state and local income taxes. The provision for income taxes is made pursuant to the liability method as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.

                   Specialty Care Network, Inc. and Subsidiary

10. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1996 are as follows:

          Deferred tax assets:
            Deferred start-up expenditures                         $  796,949
            Property and equipment, net                               236,481
            Vacation pay                                               35,497
                                                                   ----------
                                                                    1,068,927
                                                                   ----------
          Deferred tax liabilities:
            Net cash basis assets assumed
               in the Initial Affiliation Transactions              2,346,434
            Prepaid expenses                                           70,036
                                                                   ----------
                                                                    2,416,470
                                                                   ----------
          Net deferred tax liability                               $1,347,543
                                                                   ==========

The income tax expense (benefit) for the year ended December 31, 1996 is summarized as follows:

          Current:
            Federal                                                $  971,192
            State                                                     258,083
                                                                   ----------
                                                                    1,229,275
          Deferred:
            Federal                                                (1,362,954)
            State                                                    (372,392)
                                                                   ----------
                                                                   (1,735,346)
                                                                   ----------
          Total                                                    $ (506,071)
                                                                   ==========

The income tax benefit differs from amounts currently payable because certain revenue and expenses are reported in the statement of operations in periods that differ from those in which they are subject to taxation. The principal differences relate to business acquisition and start-up expenditures that are capitalized for income tax purposes and expensed for financial statement purposes, and the amortization of certain cash basis net assets included into taxable income in periods subsequent to the Initial Affiliation Transactions.

                   Specialty Care Network, Inc. and Subsidiary

10. Income Taxes (continued)

A reconciliation between the statutory federal income tax rate of 34% and the Company's 22.2% effective tax rate for the year ended December 31, 1996 is as follows:

       Federal statutory income tax rate                               34.0%
       State income taxes, net of federal benefit                       2.8

       Nondeductible business acquisition and other costs             (11.5)
       Miscellaneous                                                   (3.1)
                                                                      -----
       Effective tax rate for the year ended
         December 31, 1996                                             22.2%
                                                                      =====

11. Physician Practice Acquisitions

The Company expended approximately $597,000 during the year ended December 31, 1996 to evaluate the acquisition of substantially all the assets and certain liabilities of physician practices. Effective November 12, 1996, the Company acquired substantially all of the assets, including accounts receivable and fixed assets, and certain liabilities, including current trade payables, accrued expenses and certain capital lease obligations, of the five Predecessor Practices. The physician owners, functioning as promoters, effectively contributed these assets and liabilities in exchange for an aggregate of 7,659,115 shares of common stock of the Company and $1,537,872 in cash. Upon closing, the Company, under signed agreements, assumed all risks of ownership related to these net assets. The following table summarizes certain financial information related to this transaction for the five Predecessor Practices:


                                                                        Common Stock             Cash
                                                                       Consideration        Consideration
                                                                        Paid by the          Paid by the
                                                                          Company              Company
                                                                      -----------------------------------
                                                                         (Shares)
Reconstructive Orthopaedic Associates, Inc.                              3,169,379            $1,537,872
Princeton Orthopaedic Associates, P.A.                                   1,196,793                     -
Tallahassee Orthopedic Clinic, P.A.                                      1,072,414                     -
Greater Chesapeake Orthopaedic Associates, LLC                           1,568,922                     -
Vero Orthopaedics, P.A.                                                    651,607 (1)                 -



(1) Excludes non-qualified stock options to purchase an additional 50,000 shares of the Company's common stock at $6.00 per share, which fully vest on November 12, 1998.

                   Specialty Care Network, Inc. and Subsidiary

11. Physician Practice Acquisitions (continued)

On November 1, 1996, the Company entered into a $30 million Revolving Loan and Security Agreement with a bank, which provided certain amounts necessary to effectuate the aforementioned acquisition transactions. Outstanding amounts thereunder, which are subject to limitations based on an established borrowing base, are secured by a first collateral interest on substantially all of the assets owned by the Company or thereafter acquired. The Company can elect to borrow at a floating rate based on the prime lending rate plus an applicable margin or at a fixed rate based on LIBOR plus an applicable margin (at December 31, 1996, the effective interest rate was 7.23% per annum). Culminating on February 18, 1997, the Company used a portion of the proceeds from its initial public offering to repay the then outstanding balance of its line-of-credit indebtedness; however, the agreement generally remains in effect through October, 31 1998. Contemporaneous with the acquisitions of the Predecessor Practices, the Company also extended lines of credit aggregating approximately $4.3 million to the former stockholders of certain physician practices. Such lines of credit will remain in effect through November 12, 1997. Advances thereunder, which aggregated approximately $976,400 at December 31, 1996 and March 21, 1997, respectively, bear interest at the prime lending rate plus l.25% and are collateralized by 203,420 shares of the Company's common stock owned by the individual physicians.

Concurrent with the acquisitions, the successors to the Predecessor Practices (the "Initial Affiliated Practices") simultaneously entered into long-term service agreements (the "Initial Service Agreements") with the Company. Pursuant to the terms of the service agreements, the Company, among other things, provides facilities and management, administrative and development services, in return for service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage ranging from 20%-33% of the adjusted pre-tax income of the Initial Affiliated Practices (generally defined as revenue of the Initial Affiliated Practices related to professional services less amounts equal to certain clinic expenses but not including physician owner compensation or most benefits to physician owners) plus (ii) reimbursement of certain clinic expenses. For the first three years following affiliation, however, the portion of the service fees described under clause (i) is specified to be the greater of the amount payable as described under clause (i) above or a fixed dollar amount (the "Base Service Fee"), which was generally calculated by applying the respective service fee percentage of adjusted pre-tax income of the Predecessor Practices for the twelve months prior to affiliation. The aggregate annual Base Service Fee for all of the Initial Affiliated Practices is approximately $9.5 million. In addition, with respect to its management of certain facilities and ancillary services associated with certain of the Initial Affiliated Practices, the Company receives fees ranging from 2%-8% of net revenue.

                   Specialty Care Network, Inc. and Subsidiary

11. Physician Practice Acquisitions (continued)

The Company has entered into an agreement with one of the physician groups and two of the physicians at that group pursuant to which there will be a division of the physician group. The agreement provides that an independent physician practice will be formed by the two aforementioned physicians and the new practice will enter into a service agreement with the Company on substantially the same proportionate terms as the current arrangement with the existing physician practice. Accordingly, modifications to the existing service agreement will be made to reflect a corresponding reduction in the service fee obligations and commitments. If certain base service fee deficit conditions are in evidence, the Company will annually forgive up to $120,000 of its management service fees. Additionally, through July 15, 1997, one of the physicians maintains the right to receive common stock options from the Company at a strike price as set forth in the underlying agreement if the new physician practice elects to increase its annual Base Service Fee amount. The agreement provides for proportional adjustments in the arrangements if one of the two physicians does not join, or leaves, the new independent practice.

The Initial Service Agreements have terms of forty years, with automatic extensions (unless specified notice is given) of additional five-year terms. An Initial Service Agreement may be terminated by either party if the other party
(i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, the Company may terminate the agreement if the Initial Affiliated Practice's Medicare or Medicaid number is terminated or suspended as a result of some act or omission of the Initial Affiliated Practice or the physicians, and the Initial Affiliated Practice may terminate the agreement if the Company misapplies funds or assets or violates certain laws.

Upon termination of an Initial Service Agreement by the Company for one of the reasons set forth above, the Company has the option to require the Initial Affiliated Practice to purchase and assume the assets and liabilities related to the Initial Affiliated Practice at the fair market value thereof. In addition, upon termination of an Initial Service Agreement by the Company during the first five years of the term, the physician owners of the Initial Affiliated Practice are required to pay the Company or return to the Company an amount of cash or stock of the Company equal to one-third of the total consideration received by such physicians in connection with the Company's affiliation with the practice.

                   Specialty Care Network, Inc. and Subsidiary

11. Physician Practice Acquisitions (continued)

Under the Initial Service Agreements, each physician owner must give the Company twelve months notice of an intent to retire from the Initial Affiliated Practice. If a physician gives such notice during the first five years of the agreement, the physician must also locate a replacement physician or physicians acceptable to a Joint Policy Board and pay the Company an amount based on a formula relating to any loss of service fee for the first five years of the term. Furthermore, the physician must pay the Company an amount of cash or stock of the Company equal to one-third of the total consideration received by such physician in connection with the Company's affiliation with the practice. The agreement also provides that after the fifth year no more than 20% of the physician owners at an Initial Affiliated Practice may retire within a one-year period.

The Initial Affiliated Practices and the physician owners of the Initial Affiliated Practices generally agree not to compete with the Company in providing services similar to those provided by the Company under the Initial Service Agreements, and the physician owners also generally agree with the Company not to compete with an Initial Affiliated Practice within a specified geographic area.

Non-competition restrictions generally apply to physician owners during their affiliation with the Initial Affiliated Practices and for three years thereafter. In addition, the Initial Service Agreements require the Initial Affiliated Practices to enter into non-competition agreements with all physicians in the Initial Affiliated Practice, of which agreements the Company will be a third party beneficiary. After the fifth year of the term of the Initial Service Agreement, physician owners of the Initial Affiliated Practices may be released from the non-competition provisions upon payment of certain amounts to the Company, which may be paid in the form of common stock. The Initial Service Agreements generally require the Initial Affiliated Practices to pursue enforcement of the non-competition agreement with physicians or assign to the Company the right to pursue enforcement.

                   Specialty Care Network, Inc. and Subsidiary

12. Commitments and Contingencies

The Company has entered into employment agreements that provide key executives and employees with minimum base pay, annual incentive awards and other fringe benefits. The Company expenses all costs related thereto in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, change in ownership of the Company, etc., the Company may be partially or wholly relieved of its financial obligations to such individuals. However, under certain circumstances, a change in control of the Company may provide significant and immediate enhanced compensation to the employees possessing employment contracts. At December 31, 1996, the Company was contractually obligated for the following base pay compensation amounts (summarized by years ending December
31):

                  1997                                  $1,302,625
                  1998                                   1,492,750
                  1999                                   1,551,000
                  2000                                   1,551,000
                  2001                                     469,333
                                                        ----------
                                                        $6,366,708
                                                        ==========

The Company established a $50,000 irrevocable letter of credit in favor of one of its vendors. Such letter of credit expired on February 3, 1997 but was subsequently renewed. The letter of credit will generally continue to exist as the Company continues to maintain its relationship with such vendor. The letter of credit is secured by a $50,000 savings account, which is included in other long-term assets in the accompanying financial statements.

Pursuant to certain agreements with two physicians at one of the affiliated physician practices, the Company has agreed to support the establishment of a sports medicine center and a knee center. If the Company and one of the physicians have not agreed to a plan for development of the sports medicine center by November, 1997, the physician may terminate the service agreement as it pertains to him. The specifications relating to the development of the centers, including the extent of capital commitments by the Company, have not yet been determined.

                   Specialty Care Network, Inc. and Subsidiary

12. Commitments and Contingencies (continued)

On January 8, 1997, the Company was sued by Michael A. Feiertag, M.D. (a former physician at Vero Orthopaedics, P.A.) for alleged breach of his employment agreement. Dr. Feiertag is seeking damages in excess of $500,000. The Company filed an answer to the complaint denying liability and intends to vigorously contest the action. On February 3, 1997, the Company initiated proceedings to have the case removed to the United States District Court for the Southern District of Florida. The Company believes that the ultimate resolution of the case will not have a material adverse effect on the Company's financial statements.

13. Subsequent Events

In March 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of three single physician practices in Florida, Maryland and Georgia. The aggregate consideration paid was 409,222 common shares of the Company. In connection therewith, the physician practices entered into service agreements with terms that were substantially identical to those contained in the Initial Service Agreements discussed in Note 11. The service fee percentages of adjusted pre-tax income included in these new service agreements range from 25%-33% with an aggregate annual minimum Base Service Fee amount of approximately $526,000.

In March 1997, the Company entered into a definitive agreement to affiliate with a physician practice in Annapolis, Maryland. The Company has agreed to acquire substantially all of the assets and certain liabilities of the physician practice for an aggregate consideration of approximately $8.1 million, which will include consideration consisting of cash and Company securities. This transaction will be afforded the purchase method of accounting treatment. Consummation of the transaction is subject to certain conditions, including the Company's completion of, and satisfaction with, its review of the practice.

                         Report of Independent Auditors

Board of Directors
Reconstructive Orthopaedic Associates II, P.C.

We have audited the accompanying balance sheets of Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/ ERNST & YOUNG LLP
                                                -------------------------------
                                                Ernst & Young LLP

Denver, Colorado
March 13, 1997

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                                  Balance Sheet


                                                                        December 31
                                                                   1996             1995
                                                               -----------      -----------
                                                                       (See Note 2)
Assets
Current assets:
   Cash and cash equivalents                                   $    52,031      $   246,203
   Accounts receivable, net                                           --          4,288,456
   Inventories                                                        --             19,100
   Due from Thomas Jefferson University                            303,600             --
   Due from Specialty Care Network, Inc.                         1,314,462             --
   Prepaid expenses                                                   --            122,793
                                                               -----------      -----------
Total current assets                                             1,670,093        4,676,552

Furniture, fixtures and equipment, net                                --            617,053
Other assets                                                        25,714           18,972
                                                               -----------      -----------
Total assets                                                   $ 1,695,807      $ 5,312,577
                                                               ===========      ===========

Liabilities and stockholders' equity
Current liabilities:
   Short-term borrowings                                       $      --        $   570,000
   Accounts payable                                                170,746          271,333
   Accrued compensation and benefits                                  --             81,924
   Accrued profit sharing contribution                                --            245,819
   Due to Thomas Jefferson University                               39,674             --
   Due to Specialty Care Network, Inc.                             850,498             --
   Other accrued expenses                                             --              2,863
                                                                -----------      -----------
Total current liabilities                                        1,060,918        1,171,939

Commitments and contingencies

Stockholders' equity:
   Common stock, $1 par value in 1996 and 1995:
     Authorized  and outstanding shares - 1,110 in
       1996 and 1,000 in 1995                                        1,110            1,000
   Retained earnings                                               434,685        4,164,651
   Additional paid in capital                                      199,094             --
   Treasury stock                                                     --            (25,013)
                                                               -----------      -----------
Total stockholders' equity                                         634,889        4,140,638
                                                               -----------      -----------
Total liabilities and stockholders' equity                     $ 1,695,807      $ 5,312,577
                                                               ===========      ===========

See accompanying notes.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                            Statements of Operations


                                                  Year ended December 31
                                        1996               1995               1994
                                    ------------       ------------       ------------
                                                       (See Note 2)
Net patient revenue                 $ 16,802,665       $ 16,906,641       $ 13,325,350
Other revenue                          1,006,600            643,266               --
                                    ------------       ------------       ------------
Total revenue                         17,809,265         17,549,907         13,325,350

Operating expenses:
   Physician compensation             10,187,408          9,288,516          7,711,380
   Salaries and benefits               3,057,694          3,874,636          3,288,766
   Supplies, general and
     administrative expenses           3,970,963          2,792,588          2,066,795
   Depreciation                          114,339            133,450            124,304
   Management fee to Specialty
     Care Network, Inc.                1,453,874                 --                 --
                                    ------------       ------------       ------------
Total operating expenses              18,784,278         16,089,190         13,191,245
                                    ------------       ------------       ------------

(Loss) income from operations           (975,013)         1,460,717            134,105

Interest expense                         (13,333)              (555)            (5,302)
                                    ------------       ------------       ------------
Net (loss) income                   $   (988,346)      $  1,460,162       $    128,803
                                    ============       ============       ============



See accompanying notes.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                       Statements of Stockholders' Equity


                                         Number                                   Additional
                                           of         Common        Retained        Paid in       Treasury
                                         Shares       Stock         Earnings        Capital         Stock            Total
                                         ------       ------      -----------       --------      ---------       -----------
                                                                               (See Note 2)
Balance, January 1, 1994                  1,000       $1,000      $ 2,695,686       $     --      $ (25,013)      $ 2,671,673
   Net income                                --           --          128,803             --             --           128,803
   Dividends paid                            --           --          (80,000)            --             --           (80,000)
                                         ------       ------      -----------       --------      ---------       -----------
Balance, December 31, 1994                1,000        1,000        2,744,489             --        (25,013)        2,720,476
   Net income                                --           --        1,460,162             --             --         1,460,162
   Dividends paid                            --           --          (40,000)            --             --           (40,000)
                                         ------       ------      -----------       --------      ---------       -----------
Balance, December 31, 1995                1,000        1,000        4,164,651             --        (25,013)        4,140,638
   Net loss                                  --           --       (1,423,031)            --             --        (1,423,031)
   Purchase of treasury stock              (660)          --               --             --       (141,700)         (141,700)
   Sale of treasury stock                   660           --               --             --        141,700           141,700
   Dividends paid                            --           --         (297,260)            --             --          (297,260)
   Net assets acquired by Specialty
     Care Network, Inc.                      --           --       (2,270,143)            --             --        (2,270,143)
                                         ------       ------      -----------       --------      ---------       -----------
Ending capitalization at November
  11, 1996 of Reconstructive
  Orthopaedic Associates, Inc.
  (predecessor)                           1,000       $1,000      $   174,217       $   --        $ (25,013)      $   150,204
                                         ======       ======      ===========       ========      =========       ===========

Beginning balance at November 12,
  1996 of remaining predecessor
  assets transferred to
  Reconstructive Orthopaedic
  Associates II, P.C. (successor)            --       $   --      $        --       $150,204      $      --       $   150,204
  Sale of stock of successor              1,110        1,110               --         48,890             --            50,000
  Net income                                 --           --          434,685             --             --           434,685
                                         ------       ------      -----------       --------      ---------       -----------
Balance, December 31, 1996                1,110       $1,110      $   434,685       $199,094      $     --        $   634,889
                                         ======       ======      ===========       ========      =========       ===========


See accompanying notes.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                            Statements of Cash Flows


                                                               Year ended December 31
                                                       1996              1995             1994
                                                   -----------       -----------       ---------
                                                                     (See Note 2)
Operating activities
Net (loss) income                                   $  (988,346)      $ 1,460,162       $ 128,803

Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation                                       114,339           133,450         124,304
     Gain on sale of assets                             (40,440)               --              --
     Changes in assets and liabilities:
       Accounts receivable                            2,238,906        (1,664,688)       (167,932)
       Inventories                                       19,100             6,100              --
       Due from Thomas Jefferson University            (303,600)           57,716          92,356
       Due from Specialty Care Network, Inc.         (1,314,462)               --              --
       Prepaid expenses                                 122,793           124,359         (71,379)
       Other assets                                      (6,742)          (16,695)           (409)
       Accounts payable                                  (8,689)          120,017          14,321
       Accrued compensation and benefits                (45,730)          (36,071)         32,695
       Other accrued expenses                            (2,863)            1,975         (14,307)
       Due to Thomas Jefferson University                39,674                --              --
       Due to Specialty Care Network, Inc.              850,498                --              --
       Accrued profit sharing contribution             (245,819)           85,421          97,423
                                                    -----------       -----------       ---------
Net cash provided by operating activities               428,619           271,746         235,875

Investing activities
Sale of investments                                          --                --          69,631
Sale of furniture, fixtures and equipment                92,025                --              --
Purchases of furniture, fixtures and equipment          (47,733)         (240,426)        (39,061)
                                                    -----------       -----------       ---------
Net cash provided by (used in)
   investing activities                                  44,292          (240,426)         30,570

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                      Statements of Cash Flows (continued)


                                                           Year ended December 31
                                                    1996            1995            1994
                                                -----------       ---------       ---------
                                                                (See Note 2)
Financing activities
Proceeds from short-term borrowings             $        --       $ 570,000       $      --
Repayment of short-term borrowings                 (570,000)       (550,000)             --
Proceeds from long-term debt                        200,000              --              --
Principal payments on long-term debt                (49,823)             --        (150,000)
Purchase of treasury stock                         (141,700)             --              --
Proceeds  from sale of treasury stock               141,700              --              --
Proceeds from sale of common stock                   50,000              --              --
Dividends paid                                     (297,260)        (40,000)        (80,000)
                                                -----------       ---------       ---------
Net cash used in financing activities              (667,083)        (20,000)       (230,000)
                                                -----------       ---------       ---------

Net (decrease) increase in cash and cash
   equivalents                                     (194,172)         11,320          36,445
Cash and cash equivalents at beginning of
   year                                             246,203         234,883         198,438
                                                -----------       ---------       ---------
Cash and cash equivalents at end of year        $    52,031       $ 246,203       $ 234,883
                                                ===========       =========       =========
Supplemental schedule of noncash
   investing and financing activities
     Assets acquired by to Specialty Care
       Network, Inc.                            $ 2,548,412       $      --       $      --
     Liabilities assumed by Specialty Care
       Network, Inc.                               (278,269)             --              --
                                                -----------       ---------       ---------
                                                $ 2,270,143       $      --       $      --
                                                ===========       =========       =========


See accompanying notes.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                          Notes to Financial Statements

                                December 31, 1996


1. Description of the Business

Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) is an orthopaedic physician practice which services Philadelphia, Pennsylvania and its surrounding communities. Reconstructive Orthopaedic Associates II, P.C. and Reconstructive Associates, Inc. (collectively the "Company") are/were professional corporations under the laws of the state of Pennsylvania.

2. Summary of Significant Accounting Policies

Basis of Presentation

As discussed in Note 9, Reconstructive Orthopaedic Associates, Inc. (Predecessor Practice) entered into an agreement on November 12, 1996, with Specialty Care Network, Inc. (SCN) whereby SCN acquired substantially all the net assets of the Predecessor Practice. Concurrent with the acquisition, the physician shareholders of the Predecessor Practice, who functioned as promoters in this transaction, formed Reconstructive Orthopaedic Associates II, P.C. (the Successor Practice) and entered into a long-term service agreement with SCN to provide clinical services. This transaction reflects a disposition of certain net practice assets to SCN with no significant change in the operations or ownership between the Predecessor and Successor Practices and has accordingly been treated for financial statement presentation purposes as effectively a continuation of the business.

The accompanying financial statements of the Company as of and for the year ended December 31, 1996 have been prepared on the historical basis of accounting. SCN's acquisition of the Predecessor Practice's net assets was accounted for using historical cost in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 and related interpretations. The remaining net assets of the Predecessor Practice at the transaction date were transferred at historical cost to the Successor Practice.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)




2. Summary of Significant Accounting Policies (continued)

reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Revenue Recognition

Net patient revenue is recorded at established rates as services are rendered, net of provisions for bad debts and contractual adjustments. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated amounts to be reimbursed to the Company and are recognized when the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement contracts are recognized when final settlements are made.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of three months or less at the date of acquisition.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. Depreciation and amortization are determined using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used are as follows:

        Computer equipment and automobiles                     5 years
        Furniture, fixtures and equipment                      7 years
        Leasehold improvements                                15 years

Financial Instruments

Financial instruments consist of cash and cash equivalents, accounts receivable and certain liabilities. The carrying amounts reported in the balance sheets for these items approximate fair value.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)




2. Summary of Significant Accounting Policies (continued)

Estimated Medical Professional Liability Claims

The Company is insured for medical professional liability claims through an occurrence-based commercial insurance policy.

Income Taxes

The Company is a Subchapter S corporation under the Internal Revenue Code and, accordingly, is not taxed as a separate entity. The Company's taxable income or loss is allocated to each stockholder and recognized as taxable income on their individual tax returns.

3. Accounts Receivable and Net Patient Revenue

As further noted in Note 9, Reconstructive Orthopaedic Associates, Inc. (the Predecessor Practice) entered into an acquisition transaction with SCN. In conjunction therewith, as part of the acquisition of substantially all net practice assets, the outstanding net patient accounts receivable of the Predecessor Practice were acquired by SCN. Concurrently, Reconstructive Orthopaedic Associates II, P.C., the Successor Practice, entered into a long-term service agreement with SCN. Pursuant to the terms of this agreement, SCN purchases from the Company on a monthly basis the patient revenue charges, net of a historically-based contractual discount. At December 31, 1996, the Company has a receivable from SCN for December's patient charges of $3,533,233, net of contractual discounts of $2,218,771.

Accounts receivable at December 31, 1995 consists of the following:

         Gross patient accounts receivable                         $10,952,124
         Less allowance for contractual adjustments
           and doubtful accounts                                     6,663,668
                                                                   -----------
                                                                   $ 4,288,456
                                                                   ============

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


3. Accounts Receivable and Net Patient Revenue (continued)

Net patient revenue consists of the following:

                                                Year ended December 31
                                           1996           1995           1994
                                       -----------    -----------    ----------

  Gross patient revenue                $47,779,030    $39,124,045    $29,666,524
  Less contractual adjustments and
    uncollectibles                      30,976,365     22,217,404     16,341,174
                                       -----------    -----------    -----------
                                       $16,802,665    $16,906,641    $13,325,350
                                       ===========    ===========    ===========

4. Furniture, Fixtures and Equipment

All furniture, fixtures and equipment at November 11, 1996 were acquired by SCN (see Note 9). The furniture, fixtures and equipment at December 31, 1995 consists of the following:

  Furniture and fixtures                                              $  475,394
  Equipment                                                              463,757
  Automobiles                                                            171,432
  Leasehold improvements                                                 442,519
                                                                      ----------
                                                                       1,553,102
  Less accumulated depreciation                                          936,049
                                                                      ----------
  Furniture, fixtures and equipment, net                              $  617,053
                                                                      ==========

5. Line of Credit and Note Payable

In 1995, the Company had a $700,000 line of credit with Mellon Bank, of which $130,000 was available at December 31, 1995. The outstanding balance of $570,000, which was collateralized by accounts receivable, was paid in September 1996. Simultaneously, the line of credit was canceled.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


5. Line of Credit and Note Payable (continued)

In February 1996, the Company entered into a long-term note payable with Mellon Bank for $200,000 with principal due in monthly installments of $5,556 plus interest at a rate of 8.25% maturing in February 1999. Pursuant to the terms of the agreement (See Note 9), SCN assumed the outstanding liability of $150,177 at November 11, 1996.

The Company has an uncollateralized $300,000 line of credit with Mellon Bank, of which the entire amount was available at December 31, 1996.

6. Employee Benefit Plans

The Predecessor Practice had a profit sharing plan that covered substantially all of its employees. Eligible employees could contribute up to 15% of their compensation. The Predecessor Practice contributed a discretionary amount which was allocated proportionally based upon the salaries of the participating employees. The profit sharing plan expense was $255,750, $247,894 and $263,898 for the years ended December 31, 1996, 1995 and 1994, respectively. This plan was discontinued as of the November 12, 1996, acquisition of net assets of the Predecessor Practice by SCN. The Successor Practice has not adopted a new employee benefit plan.

7. Other Revenue

In July 1995, the Company entered into a two year agreement with Thomas Jefferson University Hospital (the Hospital), a division of Thomas Jefferson University, whereby the Company will provide administrative, supervisory, teaching and patient care services for the Hospital's Department of Orthopaedic Surgery. The Hospital will provide the Company with compensation for their employees providing such services. Annual revenue from this agreement is $607,200, of which $303,600 was due from the Hospital at December 31, 1996. $202,400 of this receivable was allocated to Reconstructive Orthopaedic Associates II, P.C. as part of the November 12, 1996 transaction.

Also in July 1995, the Company entered into a two year agreement with Jefferson Medical College (the College), a division of Thomas Jefferson University, whereby the Company will educate the College's medical students and residents for an annual fee of $400,000. At December 31, 1996 and 1995 there was no outstanding receivable balance.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


8. Operating Leases

The Company leases its office facilities on an annual basis. Rent expense for the years ended December 31, 1996, 1995 and 1994 totaled $308,000, $121,139 and $126,090, respectively.

9. Acquisition of Net Assets by Specialty Care Network, Inc.

Effective November 12, 1996, the Predecessor Practice entered into an agreement with SCN whereby SCN acquired substantially all of the net assets of this Predecessor Practice. Pursuant to the terms of the agreement the transaction was structured whereby the physician shareholders of the Predecessor Practice, functioning as promoters, exchanged the common stock of the Predecessor Practice, which was dissolved, for 3,169,379 common shares of SCN and $1,537,872 of cash. In addition, as part of this transaction, these physician shareholders concurrently formed and transferred certain assets of the Predecessor Practice into the Successor Practice and entered into a long-term service agreement with SCN to provide ongoing clinical services. This transaction reflects a disposition of certain net practice assets to SCN with no significant change in the operations and ownership between the Predecessor and Successor Practices and has accordingly been treated for financial statement presentation purposes as effectively a continuation of the business.

Initial Service Agreement

Concurrent with the transaction, the Successor Practice entered into a long-term service agreement with SCN (the "Initial Service Agreement"). Pursuant to the terms of the forty-year service agreement, SCN, among other things, provides facilities and management, administrative and development services, in return for a service fee. Such fee is payable monthly and consists of the following:
(i) a service fee based on 33% of the adjusted pre-tax income of the Company (generally defined as revenue of the Company related to professional services less amounts equal to certain clinic expenses but not including physician owner compensation or most benefits to physician owners) plus (ii) reimbursement of certain clinic expenses. For the first three years following affiliation, however, the portion of the service fees described under clause (i) is specified to be the greater of the amount payable as described under clause (i) above or a fixed dollar amount (the "Base Service Fee"), which was generally calculated by applying the

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)

9. Acquisition of Net Assets by Specialty Care Network, Inc. (continued)

service fee percentage of adjusted pre-tax income to Reconstructive Orthopaedic Associates, Inc. for the twelve months prior to affiliation. For the year ended December 31, 1996 the management fee expense consisted of a two month service fee of $680,124 and reimbursement of $773,750 in clinic expenses paid by SCN. The amount due to SCN at December 31, 1996 is $850,498.

The Initial Service Agreement has a term of forty years, with an automatic extension (unless specified notice is given) of an additional five-year term. The Initial Service Agreement may be terminated by either party if the other party (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, SCN may terminate the agreement if the Company's Medicare or Medicaid number is terminated or suspended as a result of some act or omission of the Company, and the physicians and the Company may terminate the agreement if SCN misapplies funds or assets or violates certain laws.

Upon termination of the Initial Service Agreement by SCN for one of the reasons set forth above, SCN has the option to require the Company to purchase and assume the assets and liabilities related to the Company at the fair market value thereof. In addition, upon termination of the Initial Service Agreement by SCN during the first five years of the term, the physician owners of the Company are required to pay SCN or return to SCN an amount of cash or stock of SCN equal to one-third of the total consideration received by such physicians in connection with SCN's affiliation with the Company.

Under the Initial Service Agreement, each physician owner must give SCN twelve months notice of an intent to retire from the Company. If a physician gives such notice during the first five years of the agreement, the physician must also locate an acceptable replacement physician and pay SCN an amount based on a formula relating to any loss of service fee for the first five years of the term. Furthermore, the physician must pay SCN an amount of cash or stock of SCN equal to one-third of the total consideration received by such physician in connection with SCN's affiliation with the Company. The agreement also provides that after the fifth year no more than 20% of the physician owners of the Company may retire within a one-year period.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)




9. Acquisition of Net Assets by Specialty Care Network, Inc. (continued)

Non-competition provisions

The Company and the physician owners of the Company generally agree not to compete with SCN in providing services similar to those provided by SCN under the Initial Service Agreement, and the physician owners also generally agree with SCN not to compete with an affiliated practice of SCN within a specified geographic area.

Non-competition restrictions generally apply to physician owners during their affiliation with the Company and for three years thereafter. In addition, the Initial Service Agreement requires the Company to enter into non-competition agreements with all its physicians, of which agreements SCN will be a third party beneficiary. After the fifth year of the term of the Initial Service Agreement, physician owners of the Company may be released from the non-competition provisions upon payment of certain amounts to SCN, which may be paid in the form of common stock. The Initial Service Agreement generally requires the Company to pursue enforcement of the non-competition agreement with physicians or assign to SCN the right to pursue enforcement.

Drs. Booth and Bartolozzi

SCN has entered into an agreement with the Company and Drs. Booth and Bartolozzi pursuant to which there will be a division of the Company, and Drs. Booth and Bartolozzi will establish an independent practice ("BB One"). The agreement provides that SCN will enter into a service agreement with BB One, and amend the service agreement with the Company so that the aggregate Base Service Fee for the Company and BB One will be equal to the Company's current Base Service Fee. In addition, unless BB One exercises the right described below, in the event that the Base Service Fee of either (but not both) of the practices is more than the service fee (the "Percentage-Based Service Fee") that would result from the application of the Service Fee Percentage to the practice's Adjusted Pre-Tax Income (a "Base Fee Deficit"), the other practice will offset against the deficit the amount, if any, by which its Percentage-Based Service Fee exceeds its Base Service Fee. Thereafter, if any deficit remains, (i) SCN will forgive one-third of the remaining Base Fee Deficit, up to $120,000, (ii) the practice that did not have the Base Fee Deficit will pay to the Company one-third of the remaining Base Fee Deficit, up to $120,000 and (iii) the practice with the Base Fee Deficit will pay to SCN all additional

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


9. Acquisition of Net Assets by Specialty Care Network, Inc. (continued)

remaining Base Fee Deficit. If both practices have a Base Fee Deficit, (i) BB One will pay to SCN one-third of the Company's Base Fee Deficit, up to $120,000,
(ii) SCN will forgive one-third of the Company's Base Fee Deficit, up to $120,000, (iii) the Company will pay the remainder of the Base Fee Deficit and
(iv) BB One will pay to SCN the entire amount of its Base Fee Deficit. The agreement provides that BB One has the right, prior to July 15, 1997, to increase its Service Fee Percentage by a stipulated amount. In the event that the right is exercised, BB One's Base Service Fee will be increased by a stipulated amount, and Dr. Booth will receive options from SCN to purchase shares of SCN's common stock, based on a specified multiple of the increase in the Base Service Fee, the product of which will be divided by the greater of $10.00 or the closing bid price of SCN's common stock on the Nasdaq National Market on the date the right is exercised. If the right is exercised, SCN will have no obligation to forgive any Base Fee Deficit of either the Company or BB One.

The agreement also provides that in the event Dr. Bartolozzi does not join with Dr. Booth in forming BB One, then SCN and the Company will enter into arrangements with Dr. Booth on terms proportionately consistent with the economic principles underlying the above described arrangement. In the event Dr. Bartolozzi remains with the Company or leaves BB One, BB One's Base Service Fee and Service Fee Percentage and the amount of the increase in the Base Service Fee in the event the right is exercised will be modified.

The parties have agreed that in the event additional issues arise in the process of completing definitive agreements, or amendments to existing agreements, and such issues are not resolved, then such issues will be submitted to binding arbitration.

Sports Medicine Center

In addition, SCN has entered into an agreement with Dr. Bartolozzi pursuant to which SCN has agreed to support the development of a sports medicine center. If SCN and Dr. Bartolozzi have not agreed to a plan for the development of the center by November 1997, Dr. Bartolozzi may terminate the service agreement as it pertains to him, with three months written notice to SCN. Upon such a termination, Dr. Bartolozzi must return to

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


9. Acquisition of Net Assets by Specialty Care Network, Inc. (continued)

SCN an amount equal to (i) the after-tax amount of the consideration received by Dr. Bartolozzi in the acquisition transaction less (ii) the after-tax amount of Dr. Bartolozzi's pro rata portion of service fees paid to SCN during the term of the service agreement. In the event of such termination, the Base Service Fee to be paid by BB One (or the Company if Dr. Bartolozzi elects to remain with the Company), to SCN will be proportionally reduced by the pro rata portion of the consideration paid to Dr. Bartolozzi at the closing of the acquisition transaction.

Specialty Care Network, Inc. and Subsidiary
As of and for the Year Ended December 31, 1996
Valuation and Qualifying Accounts Schedule



                                                                 Additions
                                          Balance at     -------------------------
                                             the         Charged
                                          Beginning      to Costs        Charged to                         Balance at
                                           of the          and             Other                            the End of
               Description                 Period        Expenses         Accounts          Deductions      the Period
               -----------                ---------      --------        ----------         ----------      ----------
Allowance for Contractual Adjustments
  and Doubtful Accounts                    $    --      $    --        $11,264,784(1)     $(11,085,869)(3)  $15,719,542
                                                                        15,540,627(2)



(1) Contractual adjustments recognized in the purchases of monthly net accounts receivable balances during November and December 1996.

(2) Acquired in conjunction with acquisition of five physician practices on November 12, 1996.

(3) Represents actual amounts charged against the allowance during November and December 1996.