Form 10-K/A
period 1996-12-31
SPECIALTY CARE NETWORK INC
filed 1997-05-08
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A1

                                   (Mark One)
 [X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ]Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

This amendment to the Company's Form 10-K for the fiscal year ended December 31, 1996 amends and modifies the Form 10-K to amend and restate in their entirety Item 1 of Part I, Item 5 of Part II and Items 10, 11 and 12 of
Part III.

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

Recent Developments

         On March 24, 1997, the Company entered into a definitive agreement to affiliate with Orthopaedic and Sports Medicine Center, P.A., headquartered in Annapolis, Maryland. The Company has agreed to acquire, through merger, substantially all of the assets and certain liabilities of the practice for aggregate consideration of $8,116,575, which will consist of $3,246,630 in cash and 493,909 shares of Company Common Stock valued at $9.86 per share (the average of the closing share price of Company Common Stock during the two weeks preceding the execution of the agreement). The practice, which includes nine physicians, has offices in Annapolis, Prosten and Severna Park, Maryland. Consummation of the transaction is subject to certain conditions. Information in this Annual Report on Form 10-K relating to the Affiliated Practices does not include information about Orthopaedic and Sports Medicine Center, P.A.

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

         Risks Related to Purchase of Receivables

         The Service Agreements provided that the Company will acquire each Affiliated Practice's accounts receivable each month. The purchase price for such accounts receivable equals the gross amounts of the accounts receivable recorded each month, less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the practice's historical collection rate, as determined by the Company. To the extent that the Company's actual collections are less than the amounts paid for the receivables, or if payment of receivables is not made on a timely basis, the Company could be materially adversely affected. See "Business--Contractual Agreements with Affiliated Practices." The Company also bears the collection risk with respect to outstanding receivables acquired in connection with an affiliation.

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

         The Company effected the foregoing transactions in reliance on the exemptions from registration provided under Sections 4(2) and 3(a)(9) under the Securities Act of 1933 (the "Act"). With respect to the transactions (other than the conversion of the Debentures) effected in reliance on Section 4(2), the Company believes that all of such transactions complied with the requirements of Rule 506 under the Act.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning each of the executive officers and directors of the Company:



                  Name                         Age                                 Position
                  ----                         ---                                 --------
Richard H. Rothman, M.D., Ph.D...........       60      Chairman of the Board of Directors
Kerry R. Hicks...........................       37      President, Chief Executive Officer and Director
Patrick M. Jaeckle.......................       38      Executive Vice President of Finance/Development and
                                                        Director
William C. Behrens.......................       45      Executive Vice President of Practice Management and
                                                        Director
Robert E. Booth, Jr., M.D................       54      Director
James L. Cain, M.D.......................       57      Director
Peter H. Cheesbrough.....................       45      Director
Richard E. Fleming, Jr., M.D.............       50      Director
Thomas C. Haney, M.D.....................       54      Director
Leslie S. Matthews, M.D..................       45      Director
Mats Wahlstrom...........................       42      Director
D. Paul Davis............................       39      Vice President of Finance/Controller
Peter A. Fatianow........................       33      Vice President of Development
David G. Hicks...........................       39      Vice President of Management Information Systems
Timothy D. O'Hare........................       43      Vice President, Payor Operations
Fran W. Hempstead........................       44      Manager, Practice Operations
M. John Neal.............................       29      Manager, Finance and Development
Michael M. Nuzzo.........................       26      Manager, Payor Operations


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

--------------------------------
(1)  Based on the exercise price per share.
(2) The options vest in 20% increments on each of the first through fifth anniversaries of the date of grant, except with respect to the option to purchase 500,000 shares held by Mr. Behrens, which vests in 33% increments on each of the first through third anniversaries of the date of grant.
(3) The options, other than the option to purchase 500,000 shares held by Mr. Behrens, were initially granted at $6.00 per share. The exercise price per share was later amended to $8.00, the initial public offering price per share in the Company's initial public offering.

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

(2) Does not include 200,000 shares of Common Stock held in the Richard H. Rothman 1996 "SCN" Annuity Trust dated November 26, 1996 and 3,000 shares of Common Stock held by each of the U/I/T of Richard H. Rothman dated September 5, 1995 f/b/o Daniel Sheerr Kapp and the U/I/T of Richard H. Rothman dated September 5, 1995 f/b/o Samuel Rothman Kapp, with respect to which Dr. Rothman disclaims beneficial ownership. Dr. Rothman's business address is 800 Spruce Street, Philadelphia, Pennsylvania 19107.
(3) Includes 60,000 shares of Common Stock held in the Linda Wratten Trust, 20,000 shares of Common Stock in each of the Frank Nemick III Trust, the William Nemick Trust and the Jeanette Baysinger Trust, 10,000 shares of Common Stock in each of the Frank Nemick, Jr. Trust, the Julie Nemick Trust and The David G. Hicks Irrevocable Children's Trust. Does not include 60,000 shares of Common Stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership.
(4) Does not include 100,000 shares of Common Stock held by The Patrick M. Jaeckle Family Irrevocable Children's Trust, for which shares Mr. Jaeckle disclaims beneficial ownership.
(5)  Includes options to purchase 166,666 shares of Common Stock.
(6) Includes 20,382 shares and 5,095 shares of Common Stock held by the Fleming Charitable Remainder Unitrust and the Fleming Family Foundation, respectively. Does not include 2,547 shares of Common Stock held by each of the Irrevocable Trust FBO M. Fleming and the Irrevocable Trust FBO A. Fleming, respectively, for which Dr. Fleming disclaims beneficial ownership.
(7) Does not include 15,000 shares of Common Stock held by the Fatianow Family Irrevocable Children's Trust, for which shares Mr. Fatianow disclaims beneficial ownership.
(8) Dr. Balderston's business address is 800 Spruce Street, Philadelphia, Pennsylvania 19107.
(9)  Includes options to purchase 183,333 shares of Common Stock.

                                   SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPECIALTY CARE NETWORK, INC.


Date:  May 8, 1997                   By /s/ D. Paul Davis
                                       ----------------------------------
                                       D. Paul Davis
                                       Vice President of Finance/Controller