Form 10-Q
period 1997-03-31
SPECIALTY CARE NETWORK INC
filed 1997-05-13
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                         to
                               -----------------------    ---------------------

                         Commission file number 0-22019

                          Specialty Care Network, Inc.

             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                62-1623449
    (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

44 Union Boulevard, Suite 600,                             80228
      Lakewood, Colorado                                (Zip  Code)
(Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code (303) 716-0041


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes      No X
                                             ---     ---

         On April 30, 1997, 15,059,151 shares of the Registrant's common stock, $.001 par value, were outstanding.

                   Specialty Care Network, Inc. and Subsidiary






                                      Index

Part I.  Financial Information:

Item 1.       Consolidated Condensed Balance Sheets -
              March 31, 1997 and December 31, 1996............................1

              Consolidated Statements of Income -
              Three Months Ended March 31, 1997 and 1996......................2

              Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1997 and 1996......................3

              Notes to Consolidated Condensed Financial Statements............4

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................8

Part II.  Other Information:

Item 2.       Changes in Securities..........................................11

Item 6.       Exhibits and Reports on Form 8-K...............................11

                          Part I. Financial Information

                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Condensed Balance Sheets


                                                                           March 31          December 31
                                                                             1997                1996
                                                                         (Unaudited)

Assets
Cash and cash equivalents                                                     $17,943,778         $ 1,444,007
Accounts receivable, net                                                       15,287,133          13,090,440
Loans to physician stockholders                                                   976,419             976,419
Prepaid expenses and inventories                                                1,066,060             285,218
                                                                              -------------------------------
Total current assets                                                           35,273,390          15,796,084
Property and equipment, net                                                     2,202,773           1,889,070
Prepaid offering costs                                                                  -             747,847
Intangible assets, net                                                            173,072             193,906
Management service agreements                                                   6,166,513                   -
Other assets                                                                       62,832              58,483
                                                                              -------------------------------
Total assets                                                                  $43,878,580         $18,685,390
                                                                              ===============================
Liabilities and stockholders' equity
Current portion of capital lease obligations                                  $   169,931         $   140,151
Accounts payable and accrued expenses                                             976,707           1,295,901
Accrued payroll, incentive compensation and related
     expenses                                                                     760,682           1,065,881
Income taxes payable                                                              470,492           1,229,275
Due to  physician groups                                                        5,220,374           3,759,322
Deferred income taxes                                                             835,034             667,830
                                                                              -------------------------------
Total current liabilities                                                       8,433,220           8,158,360
Line-of-credit                                                                          -           4,177,681
Capital lease obligations, less current portion                                   876,235             964,769
Deferred income taxes                                                           3,033,481             679,713
                                                                              -------------------------------
Total liabilities                                                              12,342,936          13,980,523
Stockholders' equity:
     Preferred stock, $0.001 par value, 2,000,000
         shares authorized, no shares issued or outstanding                             -                   -
     Common stock, $0.001 par value, 50,000,000
         shares authorized, 14,662,575 and
         11,045,015 shares issued and outstanding in 1997
         and 1996, respectively                                                    14,663              11,045
     Additional paid-in capital                                                32,509,434           6,465,205
     Accumulated deficit                                                         (988,453)         (1,771,383)
                                                                              -------------------------------
Total stockholders' equity                                                     31,535,644           4,704,867
                                                                              -------------------------------
Total liabilities and stockholders' equity                                    $43,878,580         $18,685,390
                                                                              ===============================



See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31
                                                                              -----------------------------------

                                                                                   1997                   1996
                                                                              ---------------------- ------------
Management fee revenue, including reimbursement
      of clinic expenses                                                      $ 7,297,553             $         -

Costs and expenses:
      Clinic expenses                                                           4,924,705                       -
      Salaries, wages and benefits                                                703,959                  65,086
      General and administrative expenses                                         390,996                  46,329
      Costs to evaluate and acquire physician practices                            21,782                  55,000
      Interest (income) expense, net                                              (70,819)                  5,311
                                                                              -----------------------------------
                                                                                5,970,623                 171,726
                                                                              -----------------------------------
Income (loss) before income taxes                                               1,326,930                (171,726)
Income tax expense                                                                544,000                       -
Net income (loss)                                                             $   782,930             $ (171,726)
                                                                              ===================================

Net income (loss) per share                                                   $      0.06             $

                                                                              ===================================

Weighted average number of common shares and
      common share equivalents used in computation                             13,460,504              12,266,210
                                                                              ===================================


See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                               Three Months Ended March 31
                                                                                                  1997               1996
                                                                                            ---------------------------------
Operating activities
Net income (loss)                                                                           $     782,930           $(171,726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                 305,286                   -
    Deferred income tax benefit                                                                  (102,217)                  -
    Changes in operating assets and liabilities, net of the non-cash effects of the acquisitions of the net assets of physician groups:
        Accounts receivable, net                                                               (1,913,058)                  -
        Prepaid expenses and inventories and other assets                                        (785,191)            (63,869)
        Accounts payable and accrued expenses                                                    (414,194)             65,573
        Accrued payroll, incentive compensation and related expenses                             (305,199)                  -
        Income taxes payable                                                                     (758,783)                  -
        Due to  physician groups                                                                1,461,052                   -
                                                                                            ---------------------------------
Net cash used in operating activities                                                          (1,729,374)           (170,022)

Investing activities
Purchases of property and equipment                                                              (512,122)           (110,930)
Acquisitions of physician groups                                                                 (134,992)                  -
                                                                                            ---------------------------------
Net cash used in investing activities                                                            (647,114)           (110,930)
Financing activities
Proceeds from initial public offering and underwriters' overallotment, net
   of current period offering costs                                                            23,112,694                   -
Proceeds from line-of-credit agreement                                                          1,400,000                   -
Proceeds from convertible debentures                                                                    -             500,500
Principal repayments on line of credit agreement                                               (5,577,681)                  -
Principal repayments on capital lease obligations                                                 (58,754)                  -
Advances from officers and stockholders                                                                 -                   -
                                                                                            ---------------------------------
Net cash provided by financing activities                                                      18,876,259             500,500
                                                                                            ---------------------------------
Net increase in cash and cash equivalents                                                      16,499,771             219,548
Cash and cash equivalents at beginning of period                                                1,444,007              11,100
                                                                                            ---------------------------------
Cash and cash equivalents at end of period                                                  $  17,943,778           $ 230,648
                                                                                            =================================
Supplemental cash flow information
Interest paid                                                                               $      87,701           $       -
                                                                                            =================================
Income taxes paid                                                                           $   1,405,000           $       -
                                                                                            =================================
Supplemental schedule of noncash investing and financing activities
   Effects of the acquisitions of the net assets of physician groups:
     Assets acquired                                                                        $   6,536,181           $       -
     Liabilities assumed                                                                          (95,000)                  -
     Income tax liabilities assumed                                                            (2,623,189)                  -
     Cash outlay                                                                                 (134,992)                  -
                                                                                            ---------------------------------
                                                                                            $   3,683,000           $       -
                                                                                            =================================

See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)

                                 March 31, 1997


NOTE 1 - Basis of Presentation

     The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiary (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At March 31, 1997, the Company maintained approximately $16.5 million in a money market fund.

     Service Agreements: In connection with its affiliation with a physician group, the Company enters into a long-term service agreement with the physician group. The Company's acquisition, through an asset purchase, a share exchange and a merger, of substantially all of the assets of five physician groups on November 12, 1996, were accounted for pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders". In connection with subsequent affiliations with practice groups, a substantial portion of the consideration paid to the physician owners of the practice is allocated to the service agreement. The Company also recognizes the income tax effects of temporary differences related to all identifiable acquisition intangible assets, including the service agreements. Such service agreements are amortized over the term of the underlying agreements, which are generally forty years.

     Net Income per Share (1997): Net income per share of common stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding, including stock options to purchase 132,500 shares of common stock granted on March 24, 1997. Fully diluted net income per share is not materially different from primary net income per share.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)

NOTE 1 - Basis of Presentation (continued)

     Net Loss per Share (1996): Net loss per common share is based upon the weighted average number of common and common equivalent shares outstanding during the period. Primary and fully diluted loss per share are the same. Pursuant to Securities and Exchange Commission Staff Accounting Bulletins and staff policy, common and common share equivalents issued during the 12-month period prior to the Company's initial public offering at prices below the public offering price are presumed to have been issued in contemplation of the public offering, even if antidilutive, and have been included in the calculation as if these common and common equivalent shares were outstanding for the entire period presented (using the treasury stock method and the initial public offering price of $8.00 per share for the Company's common stock).

     The Company used a portion of the proceeds from the initial public offering of its common stock (see Note 4) to repay borrowings under the Company's Revolving Loan and Security Agreement (the "Credit Facility"). If shares issued to repay amounts outstanding under the Company's Credit Facility were outstanding for the three months ended March 31, 1997 and 1996, the net income
(loss) per common share would not have changed from the amounts reported.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.


NOTE 2 - Physician Practice Acquisitions

     In March 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of three single physician practices in Florida, Maryland and Georgia. The aggregate consideration paid was 409,222 common shares of the Company and approximately $135,000 in cash. These transactions were afforded the purchase method of accounting treatment. The successors to the physician practices entered into service agreements with terms that were substantially identical to those contained in the service agreements discussed in Note 11 to the Company's Annual Report on Form 10-K.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 3 - Summarized Physician Group Financial Information

     Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) is an orthopaedic physician practice which services Philadelphia, Pennsylvania and its surrounding communities. This physician group is the only practice that contributed in excess of 20% of the Company's management fee revenue, exclusive of reimbursed clinic expenses, for the three months ended March 31, 1997.

     Reconstructive Orthopaedic Associates, Inc. (the "Predecessor Practice") entered into an agreement on November 12, 1996, whereby the Company acquired, through merger, substantially all the net assets of the Predecessor Practice. Concurrent with the acquisition, the physician shareholders of the Predecessor Practice formed Reconstructive Orthopaedic Associates II, P.C. (the "Successor Practice") and entered into a long-term service agreement with the Company. This transaction constitutes a disposition of certain net practice assets with no significant change in the operations or ownership between the Predecessor and Successor Practices, and effectively represents a continuation of the business.

     Summarized below is certain financial information of the Successor and Predecessor Practices.


                                                   For the Three Months
                                                      Ended March 31

                                                 1997                1996
                                            ----------------------------------
                                             (Successor           (Predecessor
                                              Practice)             Practice)

Net patient revenue                          $4,664,662            $3,975,159
Total revenue                                $4,681,742            $4,275,614
Total operating expenses                     $4,086,834            $4,056,970
Income (loss) from operations                $  594,908            $  218,644

NOTE 4 - Initial Public Offering

     In February and March 1997, the Company received net proceeds from its initial public offering (including proceeds derived from the exercise of the underwriters' overallotment option) of approximately $22.3 million. Approximately $5.6 million of the proceeds were utilized to repay all outstanding borrowings under the Credit Facility

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)

NOTE 5 - Contingency

     On January 8, 1997, the Company was sued by Michael A. Feiertag, M.D. (a former physician at Vero Orthopaedics, P.A.) for alleged breach of his employment agreement. Dr. Feiertag is seeking damages in excess of $500,000. The Company filed an answer to the complaint denying liability and intends to vigorously contest the action. On February 3, 1997, the Company initiated proceedings to have the case removed to the United States District Court for the Southern District of Florida. The Company believes that the ultimate resolution of the case will not have a material adverse effect on the Company's financial position or result of operations.

NOTE 6 - Subsequent Event

     On April 4, 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of the predecessor to The Orthopaedic and Sports Medicine Center II, P.A., a Maryland professional association ("OSMC"), pursuant to the terms of an agreement dated March 24, 1997. OSMC is an orthopaedic practice with headquarters in Annapolis, Maryland and additional offices in Prosten and Severna Park, Maryland. In connection with the merger, the common stock of the predecessor to OSMC was exchanged for $3,246,630 in cash and 493,909 shares of the Company's common stock. The cash portion of the consideration was paid from the Company's available funds. The transaction will be afforded the purchase method of accounting treatment.

     The assets acquired from the predecessor to OSMC pursuant to the merger include certain equipment used in the practice of orthopaedic medicine. In connection with the acquisition, the Company entered into a long-term service agreement with OSMC, a new orthopaedic practice formed by the former physician shareholders of the predecessor to OSMC, pursuant to which the Company has agreed to provide management, administrative and development services to OSMC. In return, the Company will earn a service fee based on a percentage of adjusted pre-tax income, subject to a minimum base service fee for the first three years of the service agreement.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements that address, among other things, the manner in which the Company will account for future acquisitions in connection with affiliations (see "Accounting Treatment" below) and the Company's plans to assist practices affiliated with the Company (see "Results of Operations" below). Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the nature of any future acquisitions, changes in accounting principles, regulatory changes and unanticipated capital requirements, as well as those discussed under "Risk Factors" in Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Recent Affiliations

     In March 1997, the Company affiliated with three single physician practices (the "Single Physician Practices"). These practices conduct business as separate entities obtaining services from the Company under service agreements. See Note 2 to the Consolidated Condensed Financial Statements included in this report for additional information.

     On April 4, 1997, the Company affiliated with The Orthopaedic and Sports Medicine Center II, P.A. ("OSMC"), a nine physician practice with headquarters in Annapolis, Maryland. OSMC conducts business as a separate entity obtaining services from the Company under a service agreement. See Note 6 to the Consolidated Condensed Financial Statements included in this report for additional information.

Accounting Treatment

     The acquisition of assets in March 1997 in connection with the Company's affiliation with the Single Physician Practices and in April 1997 in connection with the affiliation with OSMC are accounted for by the purchase method. Future acquisitions will most likely be accounted for by the purchase method.

     Costs of obtaining service agreements are amortized using the straight-line method over the life of the agreements, currently forty years. Under the service agreements between the Company and each of its affiliated practices (the "Affiliated Practices"), the Company is the sole and exclusive manager and administrator of all day-to-day business functions during the term of the agreement. In the event of early termination of a service agreement, the related affiliated practice is required to purchase (except in certain instances where the purchase is at the Company's option) all of the clinic assets, including the unamortized portion of intangible assets, generally at the then current market value and assume all contracts, payables and leases which relate to the performance of the Company's obligations that are performed at the practice locations under the service agreement.


Results of Operations

     Revenue. During the first quarter 1997, the Company recorded service fees (including reimbursement of clinic expenses) of approximately $7.3 million. During the first quarter 1996, the Company was in its start-up phase and, consequently, the first quarter 1996 revenues are not comparable with the first quarter 1997 revenues.

     In connection with its affiliation with Affiliated Practices, the Company entered into service agreements (the "Service Agreements") with the Affiliated Practices. Pursuant to the terms of the Service Agreements, the Company, among other things, provides facilities and management, administrative and development services, and employs most non-medical personnel, in return for management service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage (the "Service Fee Percentage") ranging from 20%-33% of the Adjusted Pre-Tax Income (as defined in the Service Agreements) of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Affiliated Practices ("Clinic Expenses," as defined more fully in the Service Agreements), not including physician owner compensation or most benefits to physician owners, and (ii) amounts equal to Clinic Expenses. For the first three years following affiliation, however, the portion of the service fees described under clause (i) is the greater of the calculated service fee or a fixed dollar amount (the "Base Service Fee"), which was generally determined by applying the respective Service Fee Percentage of Adjusted Pre-Tax Income for each Affiliated Practice for the twelve months prior to affiliation. The annual Base Service Fees for Affiliated Practices, including OSMC, is approximately $11.0 million in the aggregate.

     Significant factors that influence revenue of the Affiliated Practices include patient volume, number of physicians, specialty and subspecialty mix, payor mix and associated ancillary services. The Company plans to assist the Affiliated Practices by providing management, capital and other resources required to develop new services, to recruit additional physicians to its Affiliated Practices and to secure managed care contracts.

     Operating Expenses. The operating costs of the Company were approximately $6.0 million during the first quarter 1997. During the first quarter 1996, the Company was in its start-up phase and, consequently, the first quarter 1996 costs are not comparable with the first quarter 1997 costs.

     The clinic expenses incurred by the Company include the salaries, wages and benefits of personnel located at the Affiliated Practices (other than physician owners and certain technical medical personnel), supplies, and expenses involved in administering the clinical functions of the Affiliated Practices. Reimbursement for the clinic expenses incurred by the Company, pursuant to the terms of the Service Agreements, is a component of the management fee revenue recorded by the Company. In addition, the Company incurs personnel and administrative expenses in connection with its corporate offices, which provides management, administrative and development services to the Affiliated Practices. These personnel and administrative expenses are included in salaries, wages and benefits and general and administrative expenses.

Liquidity and Capital Resources

     In February and March 1997, the Company received net proceeds from its initial public offering of approximately $22.3 million. Approximately $5.6 million of the proceeds were utilized to repay all outstanding borrowings under its credit facility with a bank (the "Credit Facility"). In addition, approximately $3.2 million of the proceeds were utilized to acquire, through merger, substantially all of the assets and certain liabilities of the predecessor to OSMC.

     The Company has a $30.0 million Credit Facility, including a $25.0 million Acquisition Facility and $5 million Working Capital Facility. However, the Company's aggregate borrowing cannot exceed an established borrowing base, which is a multiple of the Company's trailing twelve months cash flow, subject to certain adjustments, less existing indebtedness. At April 30, 1997, the Company's borrowing base under the Credit Facility was $14.8 million. At May 9, 1997, the Company did not have any borrowings outstanding under the Credit Facility.

                           PART II. Other Information


Item 2.         Changes in Securities

     In March 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of three single physician practices in Tallahassee, Florida, Thomasville, Georgia and Baltimore, Maryland. In connection with the transactions, the Company issued to the physician owners of the practices an aggregate of 409,222 shares of Common Stock.

     The Company effected the foregoing transactions in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933. In this regard, the Company believes that all of such transactions complied with the requirements of Rule 506 under the Act. No commissions were paid in connection with the transactions.

Item 6.         Exhibits and Reports on Form 8-K

     The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

Exhibit
Number                          Description

11                         Statement re:  computation of per share earnings
27                         Summary financial data schedule


(b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         SPECIALTY CARE NETWORK, INC.



Date_________________________            By:____________________________
                                            D. Paul Davis
                                            Vice President of Finance/Controller
                                            (Principal Accounting Officer)

Specialty Care Network, Inc.
Exhibit 11 - Computation of Per Share Earnings


                                                                For the Quarter            For the Quarter
                                                                     Ended                      Ended
                                                                 March 31, 1997            March 31, 1996
                                                                 --------------            --------------
Average weighted shares outstanding                                12,786,995                  1,690,000
Net effect of convertible debentures                                        -                  2,020,901
Acquisition shares issued                                                   -                  7,659,115
Dividends paid to promoters using
  treasury stock method                                                     -                    192,234
Stock sold to Tallahassee Orthopedic
  Clinic, P.A.                                                              -                    100,000
Net effect of common stock options
  based on the treasury stock method
  using initial public offering price                                 673,508                    603,961
                                                                  -----------                -----------
Total weighted average number of
  common shares and common share
  equivalents                                                      13,460,503                 12,266,211
Net income (loss)                                                 $   782,930                $  (171,726)
                                                                  -----------                -----------
Net income (loss) per common share                                $      0.06                $     (0.01)
                                                                  ===========                ===========
