Form 10-K/A
period 1996-12-31
SPECIALTY CARE NETWORK INC
filed 1997-07-07
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-2

                                   (Mark One)
[X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ____________

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
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                       --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. X
                                ---

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

This amendment to the Company's Form 10-K for the fiscal year ended December 31, 1996 amends and modifies the Form 10-K, as amended by Form 10-K/A-1, to amend and restate in its entirety Item 1 of Part I.

         This Report contains forward-looking statements that address, among other things, acquisition and expansion strategy, use of proceeds, projected capital expenditures, liquidity, proposed specialties of physicians with whom the Company intends to affiliate, possible third party payor arrangements, cost reduction strategies, possible effects of changes in government regulation and availability of insurance. These statements may be found under "Item 1-Business" and "Item 1-Risk Factors" as well as in the Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including without limitation those discussed in "Item 1-Risk Factors" and matters set forth in the Report generally.

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

Recent Developments

         On March 24, 1997, the Company entered into a definitive agreement to affiliate with Orthopaedic and Sports Medicine Center, P.A., headquartered in Annapolis, Maryland. The Company has agreed to acquire, through merger, substantially all of the assets and certain liabilities of the practice for aggregate consideration of $8,246,560, which will consist of $3,579,042 in cash and 473,379 shares of Company Common Stock valued at $9.86 per share (the average of the closing share price of Company Common Stock during the two weeks preceding the execution of the agreement). In addition, based on current estimates, it is anticipated that in the event the practice enters into a joint venture with a specified hospital prior to July 31, 1997, the practice will receive additional consideration from the Company of approximately $900,000 in cash and 115,000 shares of Company Common Stock. The practice, which includes nine physicians, has offices in Annapolis, Prosten and Severna Park, Maryland. Consummation of the transaction is subject to certain conditions. Information in this Annual Report on Form 10-K relating to the Affiliated Practices does not include information about Orthopaedic and Sports Medicine Center, P.A.

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

         The table below sets forth certain information regarding the Initial Affiliated Practices, all of whose physicians are board certified or board eligible:


                                                                               Musculoskeletal
Initial Affiliated Practices          Location(s)            Physicians        Subspecialties        Ancillary Services
----------------------------          -----------            ----------        --------------        ------------------
Reconstructive Orthopaedic            Philadelphia, PA           11                  3               None
Associates II, P.C.

Princeton Orthopaedic Associates II,  Princeton, NJ              12                  7               Outpatient Surgery,
P.A.                                                                                                 Physical Therapy

TOC Specialists, P.L.                 Tallahassee, FL            14                  7               MRI
                                      Bainbridge, GA

Greater Chesapeake Orthopaedic        Baltimore, MD               8                  5               None
Associates, LLC

Vero Orthopaedics II, P.A.            Vero Beach, FL              5                  5               None
                                                                ---
                                      Sebastian, FL
     Total                                                       50
                                                                ===


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

         In addition to extensive existing government health care regulation, there are numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. These initiatives include reductions in Medicare and Medicaid payments, trends in adopting managed care for Medicare and Medicaid patients and regulation of entities that provide managed care and additional prohibitions on ownership by health care providers, directly or indirectly, of facilities to which they refer patients. Aspects of certain of these health care proposals, if adopted, could have a material adverse effect on the Company. See "Risk Factors-- Risks Associated with Affiliation and Expansion Strategy," "Risk Factors-- Risk of Changes in Payment for Medical Services" and "Government Regulation and Supervision" in this Item.

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

There can be no assurance that sufficient funds will be available on terms acceptable to the Company, if at all. If equity securities are issued, either to raise funds or in connection with future affiliations, dilution to the Company's stockholders may result, and if additional funds are raised through the incurrence of debt, the Company may become subject to restrictions on its operation and finances. Such restrictions may have an adverse effect on, among other things, the Company's ability to pursue its acquisition strategy. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Competition

         Competition for affiliation with additional musculoskeletal practices is intense and may limit the availability of suitable practices with which the Company may be able to affiliate. Several companies with established operating histories and greater resources than the Company, including physician practice management companies and some hospitals, clinics and HMOs, are pursuing activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the market or that such competition will not make it more difficult and costly to acquire the assets of, and provide management services to, musculoskeletal medical practices on terms beneficial to the Company. The Company also believes that changes in governmental and private reimbursement policies, among other factors, have resulted in increased competition among providers of medical services to consumers. There can be no assurance that the Company's Affiliated Practices will be able to compete effectively in the markets they serve. See "Business -- Competition."

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

         Risks Related to Purchase of Receivables

         The Service Agreements provide that the Company will acquire each Affiliated Practice's accounts receivable each month. The purchase price for such accounts receivable equals the gross amounts of the accounts receivable recorded each month, less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the practice's historical collection rate, as determined by the Company. To the extent that the Company's actual collections are less than the amounts paid for the receivables, or if payment of receivables is not made on a timely basis, the Company could be materially adversely affected. See "Business -- Contractual Agreements with Affiliated Practices." The Company also bears the collection risk with respect to outstanding receivables acquired in connection with an affiliation.

         Quarterly Results Fluctuation

         The Company's quarterly operating results may fluctuate significantly as the result of the timing of affiliations and as a result of timing of musculoskeletal procedures. Such fluctuation could adversely affect the price of the Company's Common Stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPECIALTY CARE NETWORK, INC.


Date: July 7, 1997                   By /s/ D. Paul Davis
                                          -------------------------------------
                                          D. Paul Davis
                                          Vice President of Finance/Controller