Form 10-Q/A
period 1997-03-31
SPECIALTY CARE NETWORK INC
filed 1997-07-07
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-Q/A-1


(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-22019
                                                -------

                          Specialty Care Network, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                     62-1623449
   --------------------------------         ------------------------------------
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

44 Union Boulevard, Suite 600, Lakewood, Colorado                    80228
-------------------------------------------------                 -----------
   (Address of Principal Executive Offices)                       (Zip  Code)

Registrant's Telephone Number, Including Area Code              (303) 716-0041
                                                                --------------

       Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    No X
                                      ---   ---

      On April 30, 1997, 15,059,151 shares of the Registrant's common stock, $.001 par value, were outstanding.

This amendment to the Company's Form 10-Q for the quarterly period ended March 31, 1997 amends and modifies the Form 10-Q to amend and restate in its entirety
Item 1 of Part 1.

                          Part I. Financial Information

                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Condensed Balance Sheets



                                                                     March 31          December 31
                                                                       1997                1996
                                                                    (Unaudited)
Assets
Cash and cash equivalents                                           $17,943,778         $ 1,444,007
Accounts receivable, net                                             15,287,133          13,090,440
Loans to physician stockholders                                         976,419             976,419
Prepaid expenses and inventories                                      1,066,060             285,218
                                                                    -----------         -----------
Total current assets                                                 35,273,390          15,796,084
Property and equipment, net                                           2,202,773           1,889,070
Prepaid offering costs                                                        -             747,847
Intangible assets, net                                                  173,072             193,906
Management service agreements                                         6,166,513                   -
Other assets                                                             62,832              58,483
                                                                    -----------         -----------
Total assets                                                        $43,878,580         $18,685,390
                                                                    ===========         ===========
Liabilities and stockholders' equity
Current portion of capital lease obligations                        $   169,931         $   140,151
Accounts payable and accrued expenses                                   976,707           1,295,901
Accrued payroll, incentive compensation and related
     expenses                                                           760,682           1,065,881
Income taxes payable                                                    470,492           1,229,275
Due to physician groups                                               5,220,374           3,759,322
Deferred income taxes                                                   835,034             667,830
                                                                    -----------         -----------
Total current liabilities                                             8,433,220           8,158,360
Line-of-credit                                                                -           4,177,681
Capital lease obligations, less current portion                         876,235             964,769
Deferred income taxes                                                 3,033,481             679,713
                                                                    -----------         -----------
Total liabilities                                                    12,342,936          13,980,523
Stockholders' equity:
     Preferred stock, $0.001 par value, 2,000,000
         shares authorized, no shares issued or outstanding                   -                   -
     Common stock, $0.001 par value, 50,000,000
         shares authorized, 14,662,575 and
         11,045,015 shares issued and outstanding in 1997
         and 1996, respectively                                          14,663              11,045
     Additional paid-in capital                                      32,509,434           6,465,205
     Accumulated deficit                                               (988,453)         (1,771,383)
                                                                    -----------         -----------
Total stockholders' equity                                           31,535,644           4,704,867
                                                                    -----------         -----------
Total liabilities and stockholders' equity                          $43,878,580         $18,685,390
                                                                    ===========         ===========



See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                        Consolidated Statements of Income
                                   (Unaudited)


                                                                      Three Months Ended
                                                                           March 31
                                                             -----------------------------------

                                                                 1997                    1996
                                                             -----------             -----------
Management fee revenue, including reimbursement
      of clinic expenses                                     $ 7,297,553             $         -

Costs and expenses:
      Clinic expenses                                          4,924,705                       -
      Salaries, wages and benefits                               703,959                  65,086
      General and administrative expenses                        390,996                  46,329
      Costs to evaluate and acquire physician practices           21,782                  55,000
      Interest (income) expense, net                             (70,819)                  5,311
                                                             -----------             -----------
                                                               5,970,623                 171,726
                                                             -----------             -----------
Income (loss) before income taxes                              1,326,930                (171,726)
Income tax expense                                               544,000                       -
Net income (loss)                                            $   782,930             $ (171,726)
                                                             ===========             ===========

Net income (loss) per share                                  $      0.06             $
                                                             ===========             ===========

Weighted average number of common shares and
      common share equivalents used in computation           $13,460,504             $12,266,210
                                                             ===========             ===========



See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                Three Months Ended March 31
                                                                                                  1997               1996
                                                                                              ------------------------------
Operating activities
Net income (loss)                                                                             $   782,930           $(171,726)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                                 305,286                   -
    Deferred income tax benefit                                                                  (102,217)                  -
    Changes in operating assets and liabilities, net of the non-cash effects of the acquisitions of the net assets of physician groups:
        Accounts receivable, net                                                               (1,913,058)                  -
        Prepaid expenses and inventories and other assets                                        (785,191)            (63,869)
        Accounts payable and accrued expenses                                                    (414,194)             65,573
        Accrued payroll, incentive compensation and related expenses                             (305,199)                  -
        Income taxes payable                                                                     (758,783)                  -
        Due to physician groups                                                                1,461,052                   -
                                                                                              -----------           ---------
Net cash used in operating activities                                                          (1,729,374)           (170,022)
Investing activities
Purchases of property and equipment                                                              (512,122)           (110,930)
Acquisitions of physician groups                                                                 (134,992)                  -
                                                                                              -----------           ---------
Net cash used in investing activities                                                            (647,114)           (110,930)
Financing activities
Proceeds from initial public offering and underwriters' overallotment, net
   of current period offering costs                                                            23,112,694                   -
Proceeds from line-of-credit agreement                                                          1,400,000                   -
Proceeds from convertible debentures                                                                    -             500,500
Principal repayments on line of credit agreement                                               (5,577,681)                  -
Principal repayments on capital lease obligations                                                 (58,754)                  -
Advances from officers and stockholders                                                                 -                   -
                                                                                              -----------           ---------
Net cash provided by financing activities                                                      18,876,259             500,500
                                                                                              -----------           ---------
Net increase in cash and cash equivalents                                                      16,499,771             219,548
Cash and cash equivalents at beginning of period                                                1,444,007              11,100
                                                                                              -----------           ---------
Cash and cash equivalents at end of period                                                    $17,943,778            $230,648
                                                                                              ===========           =========
Supplemental cash flow information
Interest paid                                                                                 $    87,701           $       -
                                                                                              ===========           =========
Income taxes paid                                                                             $ 1,405,000           $       -
                                                                                              ===========           =========
Supplemental schedule of noncash investing and financing activities
   Effects of the acquisitions of the net assets of physician groups:
     Assets acquired                                                                          $ 6,536,181           $       -
     Liabilities assumed                                                                          (95,000)                  -
     Income tax liabilities assumed                                                            (2,623,189)                  -
     Cash outlay                                                                                 (134,992)                  -
                                                                                              -----------           ---------
                                                                                              $ 3,683,000           $       -
                                                                                              ===========           =========

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

Summarized below is certain financial information of the Successor and Predecessor Practices.

                                                    For the Three Months
                                                        Ended March 31

                                                  1997                  1996
                                              ----------           ------------
                                              (Successor           (Predecessor
                                               Practice)             Practice)

Net patient revenue                           $4,664,662             $3,975,159
Total revenue                                 $4,681,742             $4,275,614
Total operating expenses                      $4,086,834             $4,056,970
Income (loss) from operations                 $  594,908             $  218,644

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

NOTE 6 - Subsequent Event

On April 4, 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of the predecessor to The Orthopaedic and Sports Medicine Center II, P.A., a Maryland professional association ("OSMC"), pursuant to the terms of a an agreement dated March 24, 1997. OSMC is an orthopaedic practice with headquarters in Annapolis, Maryland and additional offices in Prosten and Severna Park, Maryland. In connection with the merger, the common stock of the predecessor to OSMC was exchanged for $3,579,042 in cash and 473,379 shares of the Company's common stock. The cash portion of the consideration was paid from the Company's available funds. The transaction will be afforded the purchase method of accounting treatment. In addition, based on current estimates, it is anticipated that in the event the practice enters into a joint venture with a specified hospital prior to July 31, 1997, the practice will receive additional consideration from the Company of approximately $900,000 in cash and 115,000 shares of Company Common Stock.

The assets acquired from the predecessor to OSMC pursuant to the merger include certain equipment used in the practice of orthopaedic medicine. In connection with the acquisition, the Company entered into a long-term service agreement with OSMC., a new orthopaedic practice formed by the former physician shareholders of the predecessor to OSMC, pursuant to which the Company has agreed to provide management, administrative and development services to OSMC. In return, the Company will earn a service fee based on a percentage of adjusted pre-tax income, subject to a minimum base service fee for the first three years of the service agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SPECIALTY CARE NETWORK, INC.



Date:  June__, 1997                        By:  /s/ D. Paul Davis
                                                -------------------------------
                                                D. Paul Davis
                                                Senior Vice President of
                                                Finance/Controller
                                                (Principal Accounting Officer)