Form 10-Q
period 1997-06-30
SPECIALTY CARE NETWORK INC
filed 1997-08-14
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                    FORM 10-Q


(Mark One)
|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1997
                                   -------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from  _______________  to   __________________

                         Commission file number 0-22019
                                                -------

                          Specialty Care Network, Inc.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Delware                                    62-1623449
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 Union Boulevard, suite 600, Lakewood, Colorado         80228
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Registrant's Telephone Number, Including Area Code    (303) 716-0041
                                                      --------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports). And (2) has been subject to such filing
requirements for the past 90 days. Yes ___   No _X_

     On July 31, 1997, 16,326,172 shares of the Registrant's common stock, $.001 par value, were outstanding.

                  Specialty Care Network, Inc. and Subsidiary


                                      Index

Part I.  Financial Information:

Item 1.  Consolidated Condensed Balance Sheets -
         June 30, 1997 and December 31, 1996.........................1

         Consolidated Statements of Income -
         Three Months Ended June 30, 1997 and 1996
         Six Months Ended June 30, 1997 and 1996.....................2

         Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 30, 1997 and 1996.....................3

         Notes to Consolidated Condensed Financial Statements........5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................14

Part II. Other Information:

Item 2.  Change in Securities.......................................16

Item 5.  Other Matters..............................................16

Item 6.  Exhibits and Reports on Form 8-K...........................16

                          Part I. Financial Information

                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Condensed Balance Sheets

                                                               June 30         December 31
                                                                 1997              1996
                                                             ------------      ------------
                                                             (Unaudited)
Assets
Cash and cash equivalents                                    $ 14,862,223      $  1,444,007
Accounts receivable, net                                       15,405,507        10,418,175
Loans to physician stockholders                                 1,107,514           976,419
Prepaid expenses and inventories                                1,090,137           285,218
Prepaid and recoverable income taxes                               95,765              --
                                                             ------------      ------------
Total current assets                                           32,561,146        13,123,819

Property and equipment, net                                     2,330,688         1,889,070
Prepaid offering costs                                               --             747,847
Intangible assets, net                                            204,513           193,906
Management service agreements                                  17,658,711              --
Other assets                                                       63,552            58,483
                                                             ------------      ------------
Total assets                                                 $ 52,818,610      $ 16,013,125
                                                             ============      ============

Liabilities and stockholders' equity
Current portion of capital lease obligations                 $    198,074      $    140,151
Accounts payable and accrued expenses                             742,729         1,295,901
Accrued payroll, incentive compensation and related
   expenses                                                     1,560,122         1,065,881
Income taxes payable                                                 --           1,229,275
Due to physician groups                                         3,529,801         1,087,057
Deferred income taxes                                             857,745           667,830
                                                             ------------      ------------
Total current liabilities                                       6,888,471         5,486,095

Line-of-credit                                                       --           4,177,681
Capital lease obligations, less current portion                   842,884           964,769
Deferred income taxes                                           7,924,128           679,713
                                                             ------------      ------------
Total liabilities                                              15,655,483        11,308,258

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding              --                --
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 15,343,486 and
     11,045,015 shares issued and outstanding in 1997
     and 1996, respectively                                        15,343            11,045
   Additional paid-in capital                                  36,951,575         6,465,205
   Retained earnings (accumulated deficit)                        196,209        (1,771,383)
                                                             ------------      ------------
Total stockholders' equity                                     37,163,127         4,704,867
                                                             ============      ============
Total liabilities and stockholders' equity                   $ 52,818,610      $ 16,013,125
                                                             ============      ============

See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                        Consolidated Statements of Income
                                   (Unaudited)

                                                   Three Months Ended                     Six Months Ended
                                                         June 30                              June 30
                                                         -------                              -------
                                                 1997               1996              1997               1996
                                            ------------       ------------       ------------       ------------
Management fee revenue, including
   reimbursement of clinic expenses         $  9,539,298       $       --         $ 16,836,851       $       --

Costs and expenses:
   Clinic expenses                             5,960,897               --           10,885,602               --
   Salaries, wages and benefits                  854,965            548,160          1,558,924            613,246
   General and administrative expenses           823,838            174,934          1,214,834            221,263
   Costs to evaluate and acquire
     physician practices                          78,468             52,406            100,250            107,406
   Interest (income) expense, net               (182,321)             9,536           (253,140)            14,847
                                            ------------       ------------       ------------       ------------
                                               7,535,847            785,036         13,506,470            956,762
                                            ------------       ------------       ------------       ------------
Income (loss) before income taxes              2,003,451           (785,036)         3,330,381           (956,762)
Income tax expense                               818,789               --            1,362,789               --
                                            ------------       ------------       ------------       ------------
Net income (loss)                           $  1,184,662       $   (785,036)      $  1,967,592       $   (956,762)
                                            ============       ============       ============       ============

Net income (loss) per share                 $       0.08       $      (0.06)      $       0.14       $      (0.08)
                                            ============       ============       ============       ============
Weighted average number of common
   shares and common share equivalents
   used in computation                        15,457,149         12,266,210         14,227,709         12,266,210
                                            ============       ============       ============       ============


See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                Six Months Ended June 30
                                                                1997                1996
                                                            ------------       ------------
Operating activities
Net income (loss)                                           $  1,967,592       $   (956,762)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                               585,359             15,372
     Deferred income tax benefit                                (314,078)              --
     Non-cash compensation expense--stock options                 97,862               --
     Changes in operating assets and liabilities,
       net of the non-cash effects of
       the acquisitions of the net assets
       of physician groups:
         Accounts receivable, net                             (3,646,574)              --
         Prepaid expenses and inventories and other
           assets                                               (809,988)           (68,729)
         Prepaid offering costs                                     --             (100,000)
         Accounts payable and accrued expenses                  (994,958)           186,389
         Accrued payroll, incentive compensation
           and related expenses                                  494,241            200,000
         Income taxes payable and prepaid and
           recoverable income taxes, net                        (641,883)              --
         Due to  physician groups                              2,442,744               --
                                                            ------------       ------------
Net cash used in operating activities                           (819,683)          (723,730)

Investing activities
Purchases of property and equipment                             (707,414)          (240,960)
Acquisitions of physician groups, net of cash acquired        (3,788,158)              --
                                                            ------------       ------------
Net cash used in investing activities                         (4,495,572)          (240,960)

Financing activities
Proceeds from initial public offering, net of
   current period offering costs                              22,939,338               --
Proceeds from line-of-credit agreement                         1,400,000               --
Proceeds from convertible debentures                                --            1,555,000
Principal repayments on line of credit agreement              (5,577,681)              --
Principal repayments on capital lease obligations               (117,805)              --
Advances repaid to officers and stockholders                        --               (9,410)
Loans to physician stockholders                                 (131,095)              --
Exercise of common stock options                                 220,714               --
                                                            ------------       ------------
Net cash provided by financing activities                     18,733,471          1,545,590

Net increase in cash and cash equivalents                     13,418,216            580,900
Cash and cash equivalents at beginning of period               1,444,007             11,100
                                                            ------------       ------------
Cash and cash equivalents at end of period                  $ 14,862,223       $    592,000
                                                            ============       ============

                   Specialty Care Network, Inc. and Subsidiary

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                   (continued)

                                                                Six Months Ended June 30
                                                                1997                1996
                                                            ------------       ------------

Supplemental cash flow information
Interest paid                                               $     87,701       $       --
                                                            ============       ============
Income taxes paid                                           $  2,318,750       $       --
                                                            ============       ============

Supplemental schedule of noncash investing and
  financing activities
Effects of the acquisitions of the net assets
  of physician groups:
     Assets acquired                                        $ 19,329,639       $       --
     Liabilities assumed                                        (495,629)              --
     Income tax liabilities assumed                           (7,748,408)              --
     Cash outlay                                              (3,788,158)              --
                                                            ------------       ------------
                                                            $  7,297,444       $       --
                                                            ============       ============


See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)

                                  June 30, 1997

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiary (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At June 30, 1997, the Company maintained approximately $13.1 million in a money market fund.

Service Agreements: In connection with its affiliation with a physician group, the Company enters into a long-term service agreement with the physician group. The Company's acquisition, through an asset purchase, a share exchange and a merger, of substantially all of the assets of five physician groups on November 12, 1996, were accounted for pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders." In connection with subsequent affiliations with practice groups, consideration paid to the physician owners of the practice is restricted securities and cash, and a substantial portion of the consideration is allocated to the service agreement. The Company also recognizes the income tax effects of temporary differences related to all identifiable acquisition intangible assets, including the service agreements. Such service agreements are amortized over the term of the underlying agreements, which is generally forty years.

Reclassifications: Certain amounts from the December 31, 1996 consolidated balance sheet have been reclassified in order to conform to the current presentation.

Net Income Per Share (1997): Net income per share of common stock is computed by dividing net income by the weighted average number of common shares and any dilutive common share equivalents outstanding, including stock options to purchase

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (continued)


NOTE 1 - Basis of Presentation (continued)

approximately 500,000 shares of common stock that were granted during the quarter ended June 30, 1997. Fully diluted net income per share is not materially different from primary net income per share.

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

The Company used a portion of the proceeds from the initial public offering of its common stock (see Note 4) to repay borrowings under the Company's Revolving Loan and Security Agreement (the "Credit Facility"). If shares issued to repay amounts outstanding under the Company's Credit Facility were outstanding for the six months ended June 30, 1997 and 1996 or the three months ended June 30 1996, the net income (loss) per common share would not have changed from the amounts reported.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and six months ended June 30, 1997 and 1996 is not expected to be material.

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

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (continued)


NOTE 2 - Physician Practice Acquisitions (continued)

The aggregate consideration paid was 409,222 common shares of the Company and approximately $135,000 in cash. These transactions were afforded the purchase method of accounting treatment. The successors to the physician practices entered into service agreements with terms that were generally consistent with those contained in the service agreements discussed in Note 11 to the Company's Annual Report on Form 10-K

In April 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of the predecessor to The Orthopaedic and Sports Medicine Center II, P.A., a Maryland professional association ("OSMC"). The aggregate consideration paid to the physician owners of OSMC's predecessor was 473,379 shares of the Company's common stock and approximately $3,579,000 in cash. This transaction was afforded the purchase method of accounting treatment. In addition, in the event OSMC enters into a joint venture with a specified hospital prior to August 31, 1997, the former physician owners of the predecessor to OSMC will receive additional consideration from the Company of approximately $900,000 in cash and 115,000 shares of the Company's common stock. The Company and OSMC entered into a service agreement with terms that were generally consistent with those contained in the service agreements discussed in
Note 11 to the Company's Annual Report on Form 10-K.

NOTE 3 - Summarized Physician Group Financial Information

Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) is an orthopaedic physician practice serving Philadelphia, Pennsylvania and its surrounding communities. This physician group is the only practice that contributed in excess of 20% of the Company's management fee revenue, exclusive of reimbursed clinic expenses, for the three and six months ended June 30, 1997.

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

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (continued)

NOTE 3 - Summarized Physician Group Financial Information (continued)

Summarized below is certain financial information of the Successor and Predecessor Practices.

                                     For the Three Months            For the Six Months
                                         Ended June 30                  Ended June 30
                                     1997             1996          1997            1996
                                     ----             ----          ----            ----
                                  (Successor      (Predecessor   (Successor      (Predecessor
                                    Practice)       Practice)      Practice)       Practice)
Net patient revenue                $5,190,618      $3,918,439     $9,855,280      $7,893,598
Total revenue                       5,513,905       4,515,137     10,195,647       8,790,751
Total operating expenses            5,218,529       4,975,395      9,305,363       9,032,365
Income (loss) from operations         295,376        (469,104)       890,284        (250,460)

Effective July 1997, three of the Successor Practice's physicians discontinued practicing with the Successor Practice. While these physicians remain subject to the service agreement with the Successor Practice, the Company is negotiating a new service agreement with such physicians.

The Company and the Successor Practice have been advised that the Department of Health and Human Services is conducting an inquiry regarding Reconstructive Orthopaedic Associates, Inc. and physicians formerly associated with that practice, including two of the Company's directors. The inquiry appears to be concerned with the submission of claims for Medicare reimbursement by the practice. The Company has not been contacted by the Department of Health and Human Services in connection with the inquiry.

NOTE 4 - Initial Public Offering

The Company received net proceeds from its initial public offering of approximately $22 million, including proceeds derived from the exercise of the underwriters' overallotment option. Approximately $5.6 million of the proceeds were utilized to repay all outstanding borrowings under the Credit Facility.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (continued)

NOTE 5 - Contingency

On January 8, 1997, the Company was sued by Michael A. Feiertag, M.D. (a former physician at Vero Orthopaedics, P.A.) for alleged breach of his employment agreement. In May 1997, the action was settled, and on July 3, 1997, the action was dismissed with prejudice. Pursuant to the settlement, the Company paid approximately $25,000. All other settlement payments to Dr. Feiertag were made by the physicians of the affiliated practice with which Dr. Feiertag was employed.

NOTE 6 - Employee Benefit Plan

During the six months ended June 30, 1997, the Company adopted an employee benefit plan covering substantially all employees of the Company designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan includes a Company matching contribution equal to up to 4% of eligible employee salaries and a discretionary defined contribution that is subject to final Board of Directors approval.

NOTE 7 - Subsequent Events

On July 1, 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of Southeastern Neurology Group, P.C., a Virginia professional corporation ("SNG"), pursuant to the terms of a Merger Agreement, dated June 30, 1997. SNG was a neurology/physiatry group headquartered in Portsmouth, Virginia. In connection with the merger, the common stock of SNG was exchanged for 120,155 shares of the Company's common stock and approximately $1,995,000 in cash. In addition to the consideration paid to the SNG shareholders, the Company also issued 4,102 shares of its common stock and paid $69,000 in cash to an administrator of the practice as consideration for services rendered to SNG by such administrator in connection with the transaction (the administrator, Michael West, became an executive officer of the Company after the merger transaction and two other merger transactions, described below, with practices for which Mr. West was an administrator). The assets acquired from SNG include certain equipment used by SNG in the practice of medicine. The Company also entered into a service agreement with Southeastern Neurology Group II, P.C., a new practice formed by the former shareholders of SNG, pursuant to which the Company has agreed to provide management, administrative and development services to the new practice. The Company will make available to the new practice the equipment it acquired in the SNG merger.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (continued)


NOTE 7 - Subsequent Events (continued)

On July 1, 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of Orthopaedic Surgery, Ltd., a Virginia professional corporation ("OSL"), pursuant to the terms of a Merger Agreement, dated June 30, 1997. OSL was an orthopaedic practice headquartered in Portsmouth, Virginia. In connection with the merger, the common stock of OSL was exchanged for consideration of 339,839 shares of the Company's common stock and approximately $2,158,000 in cash. In addition to the consideration paid to the OSL shareholders, the Company also issued 6,920 shares of its common stock and paid $120,000 in cash to Michael West, who was an administrator of OSL, as consideration for services rendered to OSL by Mr. West in connection with the transaction. Furthermore, the Company granted one physician associated with OSL the right, until June 30, 1998, to require the Company to purchase 74,844 of the 159,643 shares of Company's common stock issued to such physician as consideration for the OSL merger at a purchase price equal to $11.21 per share. The assets acquired from OSL include certain equipment used by OSL in the practice of orthopaedic medicine. In connection with the OSL merger, the Company entered into a service agreement with Orthopaedic Surgery Centers, P.C. II ("OSC"), a new orthopaedic practice formed by the former shareholders of OSL, pursuant to which the Company has agreed to provide management, administrative and development services to the new practice. The original service agreement, dated June 30, 1997, was amended on July 22, 1997 to include two physicians who became affiliated with the Company in connection with the Company's acquisition of substantially all of the assets and certain liabilities of Drs. Howell, Ryder, Kells & Persons, Inc. ("HRKP") described below. The Company will make available to the new practice the equipment it acquired in the OSL and HRKP mergers.

On July 3, 1997, the Company acquired: (i) by merger (the "NSC&A Merger"), substantially all of the assets and certain liabilities of Neal C. Small, M.D. & Associates, P.A., a Texas professional association ("NCS&A"); (ii) by merger (the "NCS" Merger"), substantially all of the assets and certain liabilities of Neal C. Small, M.D., P.A., a Texas professional association ("NCS"); and (iii) by merger (the "AIG Merger"), substantially all of the assets and certain liabilities of Alexander I. Glogau, M.D., P.A., a Texas professional association ("AIG"), in each case pursuant to the terms of a Merger Agreement, dated July 3, 1997. NCS&A, NCS and AIG were orthopaedic and sports medicine practices headquartered in Plano, Texas. The consideration paid by the Company in each of the NCS&A Merger and AIG Merger was 90,780 shares of its common stock and approximately $405,000 in cash. In the NCS Merger, the

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (continued)


Note 7 - Subsequent Events (continued)

consideration paid by the Company was 90,780 shares of its common stock. The assets acquired from NCS&A, NCS and AIG include certain equipment used in the practice of orthopaedic and sports medicine. In connection with the NSC&A Merger, NCS Merger and AIG Merger, the Company entered in a service agreement with Associated Orthopaedics & Sports Medicine, P.A., a new practice formed by the former shareholders of NCS&A, NCS and AIG, pursuant to which the Company has agreed to provide management, administrative and development services to the new practice. The Company will make available to the new practice the equipment acquired in the NCS&A Merger, NCS Merger and AIG Merger.

On July 3, 1997, the Company acquired substantially all of the assets and certain liabilities of Associated Arthroscopy Institute, Inc., a Texas corporation ("AAII"), pursuant to the terms of an Asset Purchase Agreement, dated July 3, 1997. AAII, which is owned by the former stockholders of NSC&A, NCS and AIG, operated an ambulatory surgery center in Plano, Texas. Pursuant to the terms of the AAII Agreement, the Company paid consideration of approximately $2,220,000 in cash. In connection with the acquisition, the Company entered into a service agreement with AAII pursuant to which the Company has agreed to provide management, administrative and development services to AAII. The Company will make available to AAII the equipment it acquired in the AAII acquisition.

On July 3, 1997, the Company acquired substantially all of the assets and certain liabilities of Access Medical Supply, Inc. d/b/a Associated Physical Therapy, a Texas corporation ("APT"), pursuant to the terms of an Asset Purchase Agreement, dated July 3, 1997. APT, which is owned by the former stockholders of NSC&A, NCS and AIG, operated a physical therapy center in Plano, Texas. Pursuant to the terms of the APT purchase agreement, the Company paid consideration of approximately $1,510,000 in cash. In connection with the APT acquisition, the Company entered into a service agreement with APT pursuant to which the Company has agreed to provide management, administrative and development services to APT. The Company will make available to APT the equipment it acquired in the APT acquisition.

On July 3, 1997, the Company acquired substantially all of the assets and certain liabilities of Allied Health Services, P.A. d/b/a Associated Occupational Rehabilitation, a Texas professional association ("AOR"), pursuant to the terms of an Asset Purchase Agreement, dated July 3, 1997. AOR, which is owned by the former stockholder of NSC&A and NCS operated an occupational therapy center in Plano, Texas. Pursuant to

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (continued)


Note 7 - Subsequent Events (continued)

the terms of the AOR agreement, the Company paid consideration of approximately $430,000 in cash. In connection with the AOR acquisition, the Company entered into a service agreement with AOR pursuant to which the Company has agreed to provide management, administrative and development services to AOR. The Company will make available to AOR the equipment it acquired in the AOR acquisition.

On July 7, 1997, the Company acquired, by asset purchase, certain assets of Ortho-Associates, P.A. d/b/a Park Place Therapeutic Center, a Florida professional service corporation ("PPTC"), pursuant to the terms of an Asset Purchase Agreement, dated July 7, 1997. PPTC is an orthopaedic practice headquartered in Plantation, Florida. In connection with the PPTC purchase, certain assets (excluding accounts receivable) were acquired for consideration of approximately $16,000,000 in cash and warrants to purchase, in the aggregate, 544,681 shares of the Company's common stock at an exercise price of $14.69 per share. The warrants expire over a three year period ending in July 2000. In addition, the Company paid a finder's fee of $500,000 in connection with the PPTC purchase. The assets acquired from PPTC include certain equipment used by PPTC in the practice of orthopaedic medicine. In connection with the PPTC purchase, the Company entered into a service agreement with PPTC, pursuant to which the Company has agreed to provide management, administrative and development services to the practice. The Company will make available to the practice the equipment it acquired in the PPTC purchase.

On July 16, 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of Mid-Atlantic Orthopaedic Specialists, P.C., a Maryland professional corporation ("MAOS"), pursuant to the terms of a Merger Agreement, dated June 30, 1997. MAOS is an orthopaedic practice located in Hagerstown, Maryland. In connection with the MAOS merger, the common stock of MAOS was exchanged for consideration of 146,520 shares of the Company's common stock and approximately $1,792,000 in cash. The assets acquired from MAOS include certain equipment used by MAOS in the practice of orthopaedic medicine. In connection with the MAOS merger, the Company entered into a service agreement with Mid-Atlantic Orthopaedic Specialists/Drs. Cirincione, Milford, Stowell and Amalfitano, P.C., a new orthopaedic practice formed by the former shareholders of MAOS, pursuant to which the Company has agreed to provide management, administrative and development services to the new practice. The Company will make available to the new practice the equipment it acquired in the MAOS merger.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                  (continued)


NOTE 7 - Subsequent Events (continued)

On July 22, 1997, the Company acquired, through merger, substantially all of the assets and certain liabilities of Drs. Howell, Ryder, Kells & Persons, Inc., a Virginia professional corporation ("HRKP"), pursuant to the terms of a Merger Agreement, dated June 30, 1997. HRKP was a two physician orthopaedic practice with its headquarters in Suffolk, Virginia. In connection with the HRKP merger, the common stock of HRKP was exchanged for 90,492 shares of the Company's common stock and approximately $1,141,000 in cash. In addition to the consideration paid to the HRKP shareholders, the Company also issued 2,318 shares of its common stock to Michael West, who was the administrator of the practice, as consideration for services rendered to HRKP by Mr. West in connection with the HRKP merger. The assets acquired from HRKP include certain equipment used by HRKP in the practice of medicine. In connection with the HRKP merger, the OSC Service Agreement was amended to enable the two physician owners of HRKP to become parties to the agreement.

Accounting Treatment and Other

Each of the aforementioned merger and acquisition transactions will be afforded the purchase method of accounting treatment. Such transactions have been financed through the Company's available cash and cash equivalents and approximately $16.5 million from its existing Revolving Loan and Security Agreement with a bank.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this Form 10-Q concerning the Company's future prospects are "forward looking statements" under the federal securities laws. There can be no assurances that future results will be achieved and actual results could differ materially from those in the forward looking statements. Important factors that could cause actual results to differ materially are discussed below in the section "Results of Operations."

General

Specialty Care Network, Inc. (the "Company") is a physician practice management company that focuses exclusively on musculoskeletal disease state management. Currently, the Company is affiliated with sixteen practices (the "Affiliated Practices") located in seven states. The Company also manages two outpatient surgery centers, one outpatient magnetic resonance imaging (MRI) center, three physical therapy operations and one occupational medicine operation.

Recent Affiliations

Reference is made to Note 7 of the Notes to Consolidated Condensed Financial Statements included in this report for information regarding recent affiliations.

Accounting Treatment

The acquisition of the net assets of certain practices in July 1997 for cash and restricted securities will be accounted for by the purchase method. Future acquisitions also will most likely be accounted for by the purchase method.

Costs of obtaining clinic service agreements are amortized using the straight-line method over the life of the agreements, generally forty years. Under the service agreements between the Company and each of the Affiliated Practices, the Company has the exclusive right to provide management, administrative and development services during the term of the agreement. In event of termination of a service agreement, the related Affiliated Practice is required to purchase all of the clinic assets, usually including the unamortized portion of intangible assets, and assume all contracts, payables and leases which relate to the performance of the Company's obligations which are performed at the practice locations under the service agreement.

Results of Operations

Revenue. During the three and six months ending June 30, 1997, the Company recorded service fees (including reimbursement of clinic expenses) of approximately $9.5 and

$16.8 million, respectively. During 1996, the Company was in its start-up phase and consequently the results are not comparable with 1997 results.

In connection with its affiliation with Affiliated Practices, the Company enters into Service Agreements with the Affiliated Practices. Pursuant to the terms of the service agreements, the Company, among other things, provides facilities and management, administrative and development services, and employs most non-medical personnel, in return for management service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage (the "Service Fee Percentage") ranging from 20%-50% of the Adjusted Pre-Tax Income of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Affiliated Practices ("Clinic Expenses," as defined more fully in the Service Agreements), not including physician owner compensation or most benefits to physician owners, and (ii) amounts equal to Clinic Expenses. Generally, for the first three years following affiliation, the portion of the service fees described under clause (i) is subject to a fixed dollar minimum (the "Base Service Fee"), which was generally determined by applying the respective Service Fee Percentage to Adjusted Pre-Tax Income for each Affiliated Practice for the twelve months prior to affiliation. The annual Base Service Fees for Affiliated Practices, including the July 1997 affiliations, is approximately $16.4 million in the aggregate.

Significant factors that influence revenue of the Affiliated Practices include patient volume, number of physicians, specialty and subspecialty mix, payor mix and associated ancillary services. The Company plans to assist the Affiliated Practices by providing management, capital and other resources required to develop new services, and by assisting in the recruitment of additional physicians to its Affiliated Practices and in securing managed care contracts.

Operating Expenses. The operating costs of the Company were approximately $7.7 and $13.8 million during the three and six months ending June 30, 1997, respectively. During 1996, the Company was in its start-up phase and consequently the results are not comparable with 1997 results.

The operating expenses incurred by the Company include the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical practices of the Affiliated Practices, as well as depreciation and amortization of assets. In addition, the Company has and will continue to incur personnel and administrative expenses in connection with its corporate offices, which provide management, administrative and development services to the Affiliated Practices.

Liquidity and Capital Resources

In February and March 1996, the Company received net proceeds from its initial public offering of approximately $22 million. Approximately $5.6 million of the proceeds were utilized to repay all outstanding borrowings under its credit facility with a bank (the

"Credit Facility"). In addition, approximately $16.4 million of the proceeds were utilized in connection with affiliations with physician practices from March through July 1997.

The Company has a $35 million Credit Facility available for acquisitions and working capital. The Credit Facility limits the amount available for working capital to an aggregate of $5 million. The minimum interest rates at which the Company can borrow are the prime rate minus .25% or LIBOR plus 1.50%. The Credit Facility is secured by substantially all of the assets of the Company and contains several affirmative and negative covenants, including covenants limiting the Company's ability to incur additional indebtedness and limiting the Company's ability to, and restricting the terms upon which the Company can, affiliate with physician practices in the future. Additionally, the Company is prohibited from paying any dividends without written approval from the bank. The minimum per annum commitment fee on the unused portion of the Credit Facility is 0.20%. As of July 31, 1997, the Company has borrowed $16.5 million of the amount available.


PART II. Other Information

Item 1.  Legal Proceedings

The information in Note 5 of the Notes to Consolidated Condensed Financial Statements included in this report is incorporated herein by reference.

Item 2.  Changes in Securities

Reference is made to the description of the Company's merger with the predecessor of OSMC (including the issuance of 473,379 shares of common stock of the Company), included in the second paragraph of Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report. The Company effected the foregoing transaction in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933. In this regard, the Company believes the transaction complied with the requirements of Rule 506 under the Act. No commissions were paid in connection with the transaction.

Item 5. Other Information

The information in the last paragraph of Note 3 of the Notes to Consolidated Condensed Financial Statements included in this report is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.


Exhibit
Number    Description

    11    Statement re:  computation of per share earnings
    27    Summary financial data schedule

    (b) Reports on Form 8-K. During the period covered by this report, the Company filed the following Current Reports on Form 8-K:

     i. Form 8-K filed with the Commission on April 21, 1997 reporting information under Items 2 and 7, as amended by Form 8-K/A-1 filed with the Commission on June 20, 1997. The date of the report was April 4, 1997.

     ii. Form 8-K filed with the Commission on June 2, 1997 reporting information under Items 2 and 7. This report was subsequently amended by Form 8-K/A-1 filed on August 4, 1997. The date of the report was March 3, 1997.

          Financial statements included:

          Each Form 8-K described above, as amended, included unaudited pro forma consolidated financial statements of the Company and subsidiary for the year ended December 31, 1996 and for the three months ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SPECIALTY CARE NETWORK, INC.



Date:                                By:  /s/ Paul Davis
      ----------------------            -------------------------------------
                                        Paul Davis
                                        Senior Vice President, Finance
                                        (Principal Accounting Officer)

                          Specialty Care Network, Inc.


                                  Exhibit Index



Exhibit 11        Computation of Per Share Earnings .........................20

Exhibit 27        Summary Financial Data Schedule............................21