Form 10-Q
period 1997-09-30
SPECIALTY CARE NETWORK INC
filed 1997-11-14
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended          September 30, 1997
                                ----------------------------------

                                               OR

   | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the transition period from __________________ to ________________________

                         Commission file number      0-22019
                                                   -----------

                          Specialty Care Network, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


Delaware                                                    62-1623449
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 Union Boulevard, Suite 600, Lakewood, Colorado  80228
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)   (Zip Code)


Registrant's Telephone Number, Including Area Code        (303) 716-0041
                                                        ------------------

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports). And (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                           ---       ---

      On October 31, 1997, 17,470,778 shares of the Registrant's common stock, $.001 par value, were outstanding.

                   Specialty Care Network, Inc. and Subsidiary





                                      Index


Part I.  Financial Information:

Item 1.       Consolidated Condensed Balance Sheets -
              September 30, 1997 and December 31, 1996...................................................1

              Consolidated Statements of Income -
              Three Months Ended September 30, 1997 and 1996
              Nine Months Ended September 30, 1997 and 1996..............................................2

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996..............................................3

              Notes to Consolidated Condensed Financial Statements.......................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................................................13

Part II.  Other Information:

Item 2.       Changes in Securities.....................................................................15

Item 4.       Submission of Matters to a Vote of Security Holders ......................................16

Item 6.       Exhibits and Reports on Form 8-K..........................................................16

                          Part I. Financial Information

                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Condensed Balance Sheets

                                                                  September 30     December 31
                                                                      1997            1996
                                                                  ------------     -----------
                                                                  (Unaudited)
Assets
Cash and cash equivalents                                         $  3,085,099     $ 1,444,007
Accounts receivable, net                                            24,655,908      10,418,175
Loans to physician stockholders                                      1,791,156         976,419
Prepaid expenses and inventories                                       864,569         285,218
                                                                  ------------     -----------
Total current assets                                                30,396,732      13,123,819

Property and equipment, net                                          4,971,847       1,889,070
Prepaid offering costs                                                      --         747,847
Equity investments                                                     400,000              --
Intangible assets, net                                                 380,017         193,906
Management service agreements, net                                  92,464,346              --
Other assets                                                           192,320          58,483
                                                                  ------------     -----------
Total assets                                                      $128,805,262     $16,013,125
                                                                  ============     ===========

Liabilities and stockholders' equity
Current portion of capital lease obligations                      $    160,658     $   140,151
Accounts payable and accrued expenses                                2,902,881       1,295,901
Accrued payroll, incentive compensation and related
   expenses                                                          1,248,449       1,065,881
Income taxes payable                                                 1,463,061       1,229,275
Due to physician groups                                              5,055,621       1,087,057
Deferred income taxes                                                  949,131         667,830
                                                                  ------------     -----------
Total current liabilities                                           11,779,800       5,486,095

Line-of-credit                                                      24,965,931       4,177,681
Capital lease obligations, less current portion                        909,841         964,769
Deferred income taxes                                               30,873,392         679,713
                                                                  ------------     -----------
Total liabilities                                                   68,528,964      11,308,258

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding                     --              --
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 17,458,627 and
     11,045,015 shares issued and outstanding in 1997
     and 1996, respectively                                             17,458          11,045
   Additional paid-in capital                                       58,263,941       6,465,205
   Retained earnings (accumulated deficit)                           1,994,899      (1,771,383)
                                                                  ------------     -----------
Total stockholders' equity                                          60,276,298       4,704,867
                                                                  ------------     -----------
Total liabilities and stockholders' equity                        $128,805,262     $16,013,125
                                                                  ============     ===========


See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                        Consolidated Statements of Income
                                   (Unaudited)


                                              Three Months Ended              Nine Months Ended
                                                 September 30                    September 30
                                          -----------    ------------    ------------    -------------
                                              1997           1996            1997             1996
                                          -----------    ------------    ------------    -------------

Net revenue                               $14,711,899      $       --     $31,548,750     $         --

Costs and expenses:
   Clinic expenses                          9,383,355              --      20,149,267               --
   General and administrative expenses      2,081,576       1,310,051       5,134,783        2,251,966
                                          -----------    ------------    ------------    -------------
                                           11,464,931       1,310,051      25,284,050        2,251,966
Income (loss) from operations               3,246,968      (1,310,051)      6,264,700       (2,251,966)
Other:
   Interest income                             59,280           3,286         429,239            5,906
   Interest expense                          (333,206)        (21,787)       (390,516)         (39,254)
                                          -----------    ------------    ------------    -------------
Income (loss) before income taxes           2,973,042      (1,328,552)      6,303,423       (2,285,314)
Income tax expense                         (1,174,352)             --      (2,537,141)              --
                                          -----------    ------------    ------------    -------------
Net income (loss)                         $ 1,798,690     $(1,328,552)    $ 3,766,282     $ (2,285,314)
                                          ===========    ============    ============    =============

Net income (loss) per share               $      0.11     $     (0.11)    $      0.25     $      (0.19)
                                          ===========    ============    ============    =============
Weighted average number of common
   shares and common share equivalents
   used in computation                     17,111,772      11,841,211      15,197,025       12,087,835
                                          ===========    ============    ============    =============


See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                   Nine Months Ended September 30
                                                                       1997             1996
                                                                   ------------------------------

Operating activities
Net income (loss)                                                  $ 3,766,282     $ (2,285,314)
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation and amortization                                   1,317,594           37,482
     Deferred income tax benefit                                      (923,197)              --
     Non-cash compensation expense--stock options                      159,013               --
     Changes in operating assets and liabilities, net of the
       non-cash effects of the acquisitions of the net assets
       of physician groups:
         Accounts receivable, net                                   (8,681,693)              --
         Prepaid expenses and inventories and other
           assets                                                     (713,188)         (71,863)
         Accounts payable and accrued expenses                        (805,048)         618,653
         Accrued payroll, incentive compensation and
           related expenses                                            137,816          496,939
         Income taxes payable and prepaid and recoverable
           income taxes, net                                           916,943               --
         Due to  physician groups                                    3,968,564               --
                                                                   -----------
                                                                                   ------------
Net cash used in operating activities                                 (856,914)      (1,204,103)

Investing activities
Purchases of property and equipment                                 (1,305,025)        (284,915)
Increase in intangible assets                                         (275,103)              --
Acquisitions of physician groups, net of cash acquired             (38,890,502)              --
                                                                   -----------     ------------

Net cash used in investing activities                              (40,470,630)        (284,915)

Financing activities
Proceeds from initial public offering, net of
   current period offering costs                                    22,939,338               --
Proceeds from line-of-credit agreement                              26,365,931               --
Proceeds from convertible debentures                                        --        1,870,000
Prepaid offering costs                                                      --         (250,142)
Retirement of common stock                                                  --             (425)
Principal repayments on line of credit agreement                    (5,577,681)              --
Principal repayments on capital lease obligations                     (164,929)              --
Advances repaid to officers and stockholders                                --           (9,410)
Loans to physician stockholders                                       (814,737)              --
Exercise of common stock options                                       220,714               --
                                                                   -----------     ------------
Net cash provided by financing activities                           42,968,636        1,610,023

Net increase in cash and cash equivalents                            1,641,092          121,005
Cash and cash equivalents at beginning of period                     1,444,007           11,100
                                                                   ===========     ============
Cash and cash equivalents at end of period                         $ 3,085,099     $    132,105
                                                                   ===========     ============

                   Specialty Care Network, Inc. and Subsidiary

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                   (continued)


                                                                    Nine Months Ended September 30
                                                                        1997             1996
                                                                   -------------------------------

Supplemental cash flow information
Interest paid                                                      $      315,140    $          --
                                                                   ===============================
Income taxes paid                                                  $    2,543,394    $          --
                                                                   ===============================

Supplemental schedule of noncash investing and
     financing activities
Effects of the acquisitions of the net assets of physician groups:
     Assets acquired                                                 $101,426,736    $          --
     Liabilities assumed                                               (2,665,200)              --
     Income tax liabilities assumed                                   (31,398,176)              --
     Cash outlay                                                      (38,890,502)              --
                                                                   -------------------------------
     Common Stock issued                                           $   28,472,858    $          --
                                                                   ===============================


See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)

                               September 30, 1997

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiary (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Cash and Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 1997, the Company maintained approximately $800,000 in a money market fund.

Equity Investments: The Company's investments in affiliated companies that are not majority owned or controlled are accounted for using the equity method.

Service Agreements: In connection with its affiliation with a physician group, the Company enters into a long-term service agreement with the physician group. The Company's acquisition, through an asset purchase, a share exchange and a merger, of substantially all of the assets of five physician groups on November 12, 1996, were accounted for pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 48, "Transfers of Nonmonetary Assets by Promoters or Shareholders." In connection with subsequent affiliations with practice groups, a substantial portion of the consideration paid to the physician owners of the practice is restricted securities and cash, and is allocated to the management service agreement. The Company also recognizes the income tax effects of temporary differences related to all identifiable acquisition intangible assets, including the service agreements. Such service agreements are amortized over the term of the underlying agreements, which is generally forty years.

Reclassifications: Certain amounts from the December 31, 1996 consolidated balance sheet have been reclassified in order to conform to the current presentation.

Net Income Per Share (1997): Net income per share of common stock is computed by dividing net income by the weighted average number of common shares and any dilutive

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 1 - Basis of Presentation (continued)

common share equivalents outstanding. Fully diluted net income per share is not materially different from primary net income per share.

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

The Company used a portion of the proceeds from the initial public offering of its common stock (see Note 4) to repay borrowings under the Company's Revolving Loan and Security Agreement (the "Credit Facility"). If shares issued to repay amounts outstanding under the Company's Credit Facility were outstanding for the nine months ended September 30, 1997 and 1996 or the three months ended September 30 1996, the net income (loss) per common share would not have changed from the amounts reported.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 is not expected to be material.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 2 - Physician Practice Affiliations

During the nine months ended September 30, 1997, the Company acquired substantially all of the assets and certain liabilities of several physician practices. The following is a summary of transactions entered into by the Company during 1997:

       o In March 1997, in connection with the acquisition, through merger, of substantially all of the assets and certain liabilities of three single physician practices in Florida, Maryland and Georgia, the Company issued to the physician owners an aggregate of 441,844 shares of Common Stock and paid approximately $135,000 in cash.

       o On April 4, 1997, in connection with the acquisition, through merger, of substantially all of the assets and certain liabilities of the The Orthopaedic and Sports Medicine Center, P.A. ("OSMC"), the Company issued to the physician owners of OSMC an aggregate 473,379 shares of Common Stock and paid approximately $3,579,000 in cash.

       o On July 1, 1997, in connection with the acquisition, through merger, of substantially all of the assets and certain liabilities of Southeastern Neurology Group, P.C. ("SNG"), the common stock of SNG was exchanged for consideration of 120,155 shares of Common Stock and approximately $1,995,000 in cash. In addition to the consideration paid to the SNG shareholders, the Company also issued 4,102 shares of Common Stock and paid $69,000 in cash to an administrator of the practice as consideration for services rendered to SNG by such administrator in connection with the transaction (the administrator, Michael West, became an executive officer of the Company after the merger transaction and two other merger transactions, described below, with practices for which Mr. West was an administrator).

       o On July 1, 1997, in connection with the acquisition, through merger, of substantially all of the assets and certain liabilities of Orthopaedic Surgery, Ltd. ("OSL"), the common stock of OSL was exchanged for consideration of 339,839 shares of Common Stock and approximately $2,158,000 in cash. In addition to the consideration paid to the OSL shareholders, the Company also issued 6,920 shares of Common Stock and paid $120,000 in cash to Michael West, who was an administrator of OSL, as consideration for services rendered to OSL by Mr. West in connection with the transaction. Furthermore, the Company granted one physician associated with OSL the right, until June 30,

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 2 - Physician Practice Affiliations (continued)

          1998, to require the Company to purchase 74,844 of the 159,643 shares of Common Stock issued to such physician as consideration for the OSL merger at a purchase price equal to $11.21 per share.

       o On July 3, 1997, in connection with the acquisition: (i) by merger (the "NCS&A Merger") of substantially all of the assets and certain liabilities of Neal C. Small, M.D. & Associates, P.A. ("NCS&A"); (ii) by merger (the "NCS Merger") of substantially all of the assets and certain liabilities of Neal C. Small, M.D., P.A. ("NCS"); and (iii) by merger (the "AIG Merger") of substantially all of the assets and certain liabilities of Alexander I. Glogau, M.D., P.A. ("AIG"), the Company issued in each of the NCS&A Merger and AIG Merger 90,780 shares of Common Stock and paid approximately $405,000 in cash, and in the NCS Merger, issued 90,780 shares of Common Stock.

       o On July 3, 1997, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Associated Arthroscopy Institute, Inc. ("AAI"), the Company paid approximately $2,220,000 in cash to the physician owners of AAI.

       o On July 3, 1997, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Access Medical Supply, Inc. d/b/a Associated Physical Therapy ("APT"), the Company paid approximately $1,510,000 in cash to the physician owners of APT.

       o On July 3, 1997, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Allied Health Services, P.A. d/b/a Associated Occupational Rehabilitation ("AOR"), the Company paid approximately $430,000 to the physician owners of AOR.

       o On July 7, 1997, in connection with the acquisition, by asset purchase, of certain assets of Ortho-Associates, P.A. d/b/a/ Park Place Therapeutic Center ("PPTC"), the Company issued to the physician owners warrants to purchase, in the aggregate, 544,681 shares of Common Stock at an exercise price of $14.69 per share and paid approximately $16,500,000 in cash, including a $500,000 finders fee.

       o On July 16, 1997, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Mid-Atlantic Orthopaedic Specialists, P.C. ("MAOS"), the common stock of MAOS was exchanged for

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 2 - Physician Practice Affiliations (continued)

          consideration of 146,520 shares of Common Stock and approximately $1,792,000 in cash.

       o On July 22, 1997, in connection with the acquisition, through merger, of substantially all of the assets and certain liabilities of Drs. Howell, Ryder, Kells & Persons, Inc. ("HRKP"), the common stock of HRKP was exchanged for 90,492 shares of Common Stock and approximately $1,141,000 in cash. In addition to the consideration paid to HRKP shareholders, the Company also issued 2,318 shares of Common Stock to Michael West, who was the administrator of the practice, as consideration for services rendered to HRKP by Mr. West in connection with the HRKP merger.

       o On August 29, 1997, in connection with the acquisition, through merger, of substantially all of the assets and certain liabilities of Northeast Florida Orthopaedics, Sports Medicine & Rehabilitation, P.A. ("NFO"), the common stock of NFO was exchanged for 31,319 shares of Common Stock and approximately $802,000 in cash.

       o On August 29, 1997, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Steven P. Surgnier, M.D., P.A. ("Surgnier"), the common stock of Surgnier was exchanged for 48,994 shares of Common Stock.

       o On September 1, 1997, in connection with the acquisition, through merger of substantially all of the assets and certain liabilities of Orthopaedic Associates of West Florida, P.A. ("OAWF"), the common stock of OAWF was exchanged for 332,983 shares of Common Stock and approximately $3,799,000 in cash.

       o On September 10, 1997, in connection with the acquisition: (i) by merger (the "OSAL Merger"), of substantially all of the assets and certain liabilities of Orthopedic Surgeons Associated of Lima, Inc. ("OSAL"); (ii) by merger (the "BJCL Merger"), of substantially all of the assets and certain liabilities of Bone & Joint Center of Lima, Inc. ("BJCL"); (iii) by merger (the "LOI Merger"), of substantially all of the assets and certain liabilities of Lima Orthopedics, Inc. ("LOI"), the Company issued 498,244 shares of Common Stock and approximately $1,115,000 in cash in the OSAL Merger; 97,473 shares of Common Stock in the BJCL Merger and 77,670 shares of Common Stock and approximately $255,000 in cash in the LOI Merger. Additionally, effective September 10, 1997, the Company acquired,

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 2 - Physician Practice Affiliations (continued)

         by purchase, one-half of the outstanding membership interests of West Central Ohio Group, Ltd., an Ohio limited liability company ("WCOG"). WCOG is in the process of constructing an orthopaedic institute in Lima, Ohio (the "Institute"). It is anticipated that the Institute will be operational in the spring of 1998. In connection with the acquisition, the Company paid $400,000 in cash. In addition, the Company has agreed to pay an amount equal to 25% of WCOG's first $600,000 of net income as contingent consideration. The Company's obligation to pay this contingent consideration will terminate in September 2002.

These transactions were afforded the purchase method of accounting treatment. PPTC and the successors to the other physician practices entered into service agreements with terms that were generally consistent with those contained in the service agreements discussed in Note 11 to the Company's Annual Report on Form 10-K.

NOTE 3 - Summarized Physician Group Financial Information

Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) is an orthopaedic physician practice serving Philadelphia, Pennsylvania and its surrounding communities. This physician group is the only practice that contributed in excess of 20% of the Company's management fee revenue, exclusive of reimbursed clinic expenses, for the three and nine months ended September 30, 1997.

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

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 3 - Summarized Physician Group Financial Information (continued)

                                              For the Three Months               For the Nine Months
                                               Ended September 30                Ended September 30
                                               1997             1996             1997              1996
                                           -----------      -------------    ------------      ------------
                                           (Successor       (Predecessor      (Successor       (Predecessor
                                            Practice)         Practice)        Practice)         Practice)
Net patient revenue                        $3,225,839        $4,437,217      $13,081,119       $12,330,815
Total revenue                               3,496,990         4,164,379       13,692,637        12,955,130
Total operating expenses                    4,305,454         5,661,302       13,610,817        14,693,667
Income (loss) from operations                (808,464)       (1,448,077)          81,820        (1,738,537)


Included in operating expenses is physician and officer compensation of approximately $1,715,788 and $2,924,381 for the three months ended September 30, 1997 and 1996, respectively and $4,481,745 and $8,049,224 for the nine months ended September 30, 1997 and 1996, respectively.

Effective July 1997, three of the Successor Practice's physicians discontinued practicing with the Successor Practice. As a result, the operating results for three and nine months ended September 30, 1997 are not comparable to the operating results for the three and nine months ended September 30, 1996. While these physicians remain subject to the service agreement with the Successor Practice, the Company is negotiating a new service agreement with such physicians.

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

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)

NOTE 4 - Initial Public Offering

The Company received net proceeds from its initial public offering of approximately $22 million, including proceeds derived from the exercise of the underwriters' overallotment option. Approximately $5.6 million of the proceeds were utilized to repay all then outstanding borrowings under the Credit Facility.

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

NOTE 6 - Employee Benefit Plan

The Company adopted an employee benefit plan covering substantially all employees of the Company, which is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan includes a Company matching contribution equal up to 4% of eligible employee salaries and a discretionary defined contribution that is subject to final Board of Directors approval.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section that address, among other things, the Company's plans to assist its Affiliated practices are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including insufficient personnel and capital resources, competition for payor contracts, shortage of qualified physicians, changes in the regulatory environment and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, particularly under "Risk Factors" in item 1.

General

Specialty Care Network, Inc. (the "Company") is a physician practice management company that focuses on musculoskeletal care. Currently, the Company is affiliated with nineteen practices (the "Affiliated Practices") located in nine states. The Company also manages two outpatient surgery centers, one outpatient magnetic resonance imaging (MRI) center, three physical therapy operations and one occupational medicine operation.

Accounting Treatment

Costs of obtaining management service agreements are amortized using the straight-line method over the life of the agreements, generally forty years. Under the service agreements between the Company and each of the Affiliated Practices, the Company has the exclusive right to provide management, administrative and development services during the term of the agreement. In event of termination of a service agreement, the related Affiliated Practice is required to purchase all of the clinic assets, usually including the unamortized portion of intangible assets, and assume all contracts, payables and leases that relate to the performance of the Company's obligations which are performed at the practice locations under the service agreement.

Results of Operations

Revenue. During the three and nine months ending September 30, 1997, the Company recorded net revenue (including reimbursement of clinic expenses) of approximately $14.7 million and $31.5 million, respectively. During 1996, the Company was in its start-up phase and consequently, the results are not comparable with 1997 results.

In connection with its affiliation with Affiliated Practices, the Company enters into Service Agreements with the Affiliated Practices. Pursuant to the terms of the service agreements, the Company, among other things, provides facilities and management, administrative and development services, and employs most non-medical personnel, in return for management service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage (the "Service Fee Percentage") ranging from 20%-50% of the Adjusted Pre-Tax Income of the Affiliated Practices (defined generally as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Affiliated Practices, not including physician owner compensation or most benefits to physician owners, ("Clinic Expenses" more fully defined in the Service Agreements)) and (ii) amounts equal to Clinic Expenses. Generally, for the first three years following affiliation, the portion of the service fees described under clause (i) is subject to a fixed dollar minimum (the "Base Service Fee"), which was generally determined by applying the respective Service Fee Percentage to Adjusted Pre-Tax Income for each Affiliated Practice for the twelve months prior to affiliation. The annual Base Service Fees for the Affiliated Practices is approximately $19.5 million in the aggregate.

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

Operating Expenses. The operating costs of the Company were approximately $11.5 and $25.3 million during the three and nine months ending September 30, 1997, respectively. During 1996, the Company was in its start-up phase and consequently, the results are not comparable with 1997 results.

The operating expenses incurred by the Company include the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical practices of the Affiliated Practices, and depreciation and amortization of assets. In addition to the operating expenses discussed above, the Company incurs personnel and administrative expenses in connection with its corporate offices, which provide management, administrative and development services to the Affiliated Practices.

Liquidity and Capital Resources

In February and March 1997, the Company received net proceeds from its initial public offering of approximately $22 million. Approximately $5.6 million of the proceeds were utilized to repay all outstanding borrowings under its credit facility with a bank (the "Credit Facility"). In addition, approximately $16.4 million of the proceeds were utilized in connection with affiliations with physician practices during the nine months ended September 30, 1997.

The Company has a $45 million Credit Facility available for affiliation transactions and working capital. The Credit Facility limits the amount available for working capital to an aggregate of $5 million. The Credit Facility is secured by substantially all of the assets of the Company and contains several affirmative and negative covenants, including covenants limiting the Company's ability to incur additional indebtedness and limiting the Company's ability to, and restricting the terms upon which the Company can, affiliate with physician practices in the future. Additionally, the Company is prohibited from paying any dividends without written approval from the bank. The per annum commitment fee on the unused portion of the Credit Facility is 0.30% as of October 31, 1997, and the Company's effective interest rate is approximately 7.4%. As of October 31, 1997, the Company has borrowed $25.0 million under the Credit Facility.

During 1997, the Company received a commitment from its principal lender to increase the line of credit from $45 million to $75 million. The credit facility will provide for a term of three years.


PART II.   Other Information

Item 2.    Changes in Securities

Reference is made to the description of the Company's affiliation transactions in Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report. The Company effected the foregoing transactions in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933. In this regard, the Company believes the transactions complied with the requirements of Rule 506 under the Act. In connection with the Park Place Therapeutic Center transactions, the Company paid a finders fee of $500,000.

Item 4.   Submission of Matters to a Vote of Security Holders

On September 12, 1997, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of ten members of the Board of Directors and on approval of the Company's 1996 Equity Compensation Plan, as amended.

The voting results on the two matters are set forth below.

1. Election of Directors:


Name of Nominee                                    For              Withheld
---------------                                    ---              --------

Robert E. Booth, Jr., M.D.                         9,043,822         86,288
James L. Cain, M.D.                                9,043,822         86,288
Peter H. Cheesbrough                               9,043,822         86,288
Richard E. Fleming, Jr., M.D.                      9,043,822         86,288
Thomas C. Haney, M.D.                              9,043,822         86,288
Kerry R. Hicks                                     9,043,822         86,288
Patrick M. Jaeckle                                 9,043,822         86,288
Leslie S. Matthews, M.D.                           9,043,822         86,288
Richard H. Rothman, M.D., Ph.D.                    9,043,822         86,288
Mats Wahlstrom                                     9,043,822         86,288

2. Approval of the Specialty Care Network, Inc. 1996 Equity Compensation Plan, as amended:

            For               Against         Abstain        Broker non-votes
            ---               -------         -------        ----------------
             7,005,208        1,473,538        45,342            606,022


Item 6.    Exhibits and Reports on Form 8-K

    (a) Exhibits -- The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

Exhibit
Number                Description
-------               -----------

    11               Statement re:  computation of per share earnings
    27               Summary financial data schedule

    (b) Reports on Form 8-K. During the period covered by this report, the Company filed the following Current Reports on Form 8-K:


                i. Form 8-K filed with the Commission on July 16, 1997 reporting information under Items 2 and 7. This report, dated July 1, 1997, was subsequently amended by Forms 8-K/A-1 filed on August 4, 1997 and September 15, 1997.

                ii. Form 8-K filed with the Commission on July 31, 1997 reporting information under Items 2 and 7. This report, dated July 16, 1997, was subsequently amended by Form 8-K/A-1 filed on September 29, 1997.

                iii. Form 8-K filed with the Commission on September 16, 1997 reporting information under Items 2 and 7. This report, dated September 1, 1997, was subsequently amended by Form 8-K/A-1 filed on November 6, 1997.

                iv. Form 8-K filed with the Commission on September 25, 1997 reporting information under Items 2 and 7. This report, dated September 10, 1997, was subsequently amended by Form 8-K/A-1 filed on November 12, 1997.

                     Financial statements included:

                     Each Form 8-K described above, as amended, included unaudited pro forma consolidated financial statements of the Company and subsidiary for the year ended December 31, 1996 and for the six months ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           SPECIALTY CARE NETWORK, INC.



Date:   November 14, 1997                  By: /s/ Paul Davis
     ----------------------------             ---------------------------------
                                                Paul Davis
                                                Senior Vice President, Finance
                                                (Principal Accounting Officer)

                   Specialty Care Network, Inc. and Subsidiary


                                  Exhibit Index


Exhibit 11     Computation of Per Share Earnings.............................20

Exhibit 27.    Summary Financial Data Schedule   ............................21