Form 10-Q/A
period 1997-09-30
SPECIALTY CARE NETWORK INC
filed 1997-11-19
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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

     This amendment to the Company's Form 10-Q for the quarterly period ended September 30, 1997 amends and modifies the Form 10-Q to amend and restate in its entirety Item 1 of Part 1. The purpose of the restatement is solely to correct Note 2 to the Consolidated Condensed Financial Statements.

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

       o On September 10, 1997, in connection with the acquisition: (i) by merger (the "OSAL Merger"), of substantially all of the assets and certain liabilities of Orthopedic Surgeons Associated of Lima, Inc. ("OSAL"); (ii) by merger (the "BJCL Merger"), of substantially all of the assets and certain liabilities of Bone & Joint Center of Lima, Inc. ("BJCL"); (iii) by merger (the "LOI Merger"), of substantially all of the assets and certain liabilities of Lima Orthopedics, Inc. ("LOI"), the Company issued 498,244 shares of Common Stock and approximately $1,115,000 in cash in the OSAL Merger; 97,473 shares of Common Stock in the BJCL Merger and 77,670 shares of Common Stock and approximately $255,000 in cash in the LOI Merger. Additionally, effective September 10, 1997, the Company acquired,

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 2 - Physician Practice Affiliations (continued)

         by purchase, one-half of the outstanding membership interests of West Central Ohio Group, Ltd., an Ohio limited liability company ("WCOG"). WCOG is in the process of constructing an orthopaedic institute in Lima, Ohio (the "Institute"). It is anticipated that the Institute will be operational in the spring of 1998. In connection with the acquisition, the Company paid $400,000 in cash. In addition, the Company has agreed to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration. The Company's obligation to pay this contingent consideration will terminate in September 2002.

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



Date:   November 19, 1997                  By: /s/ Paul Davis
     ----------------------------             ---------------------------------
                                                Paul Davis
                                                Senior Vice President, Finance
                                                (Principal Accounting Officer)