Form 10-K
period 1997-12-31
SPECIALTY CARE NETWORK INC
filed 1998-03-31
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                         Commission file number 0-22019

                          SPECIALTY CARE NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware
     (State or other jurisdiction of                    62-1623449
     incorporation or organization)         (I.R.S. Employer Identification No.)

      44 Union Boulevard, Suite 600
           Lakewood, Colorado                          80228
(Address of principal executive offices)             (Zip Code)


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  /X/   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. __

As of March 20, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $185,265,605. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 20, 1998 there were 17,736,393 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K -- Part III.

                                TABLE OF CONTENTS

                                     PART I

Item 1.   Business............................................................ 3
Item 2.   Properties..........................................................23
Item 3.   Legal Proceedings...................................................23
Item 4.   Submission of Matters to a Vote of Security Holders.................23

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters...............................................26
Item 6.   Selected Financial Data.............................................27
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................27
Item 7A   Quantitative and Qualitative Disclosures About Market Risk..........32
Item 8.   Financial Statements and Supplementary Data.........................32
Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............................32

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................33
Item 11.  Executive Compensation..............................................33
Item 12.  Security Ownership of Certain Beneficial Owners and Management......33
Item 13.  Certain Relationships and Related Transactions......................33

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K...........................................34

Index to Financial Statements and Schedules..................................F-1

     This Report contains forward-looking statements that address, among other things, the Company's affiliation and expansion strategy, projected capital expenditures, liquidity, proposed specialties of physicians with whom the Company intends to affiliate, possible third-party payor arrangements, cost reduction strategies, possible effects of changes in government regulation and availability of insurance. These statements may be found under "Item 1-Business," "Item 1-Risk Factors," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including difficulties in affiliating with additional practices, inability to integrate and manage successfully assets and personnel related to affiliations with musculoskeletal practices, changes in reimbursement practices of third party providers, change in mix of patients served by the Affiliated Practices, insufficient capital resources, competition, changes in the regulatory environment and other factors discussed below including without limitation those discussed in "Item 1-Risk Factors" and matters set forth in the Report generally.

     Unless the context indicates otherwise, the terms "Specialty Care Network," "SCN" and "Company" refer to Specialty Care Network, Inc. References to practices affiliated with the Company (the "Affiliated Practices") include predecessors of those practices.

                                     PART I

Item 1.  Business.

General

     Specialty Care Network is a physician practice management company that focuses on musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and related connective tissues. The Company currently provides comprehensive management services under exclusive, long-term agreements to 153 physicians practicing through 21 Affiliated Practices at 47 clinic locations in 10 states. In addition, the Company manages two outpatient surgery centers, three physical therapy centers and one occupational medicine operation. Specialty Care Network seeks to affiliate with premier orthopaedic physician groups in targeted markets as the first step in developing an integrated musculoskeletal provider network.


     Under the service agreements between the Company and its Affiliated Practices (the "Service Agreements"), the Company provides management, administrative and development services to the Affiliated Practices. The Company's affiliated physicians are trained in a variety of musculoskeletal disciplines, including general orthopaedics, joint replacement surgery, sports medicine, spinal care, hand and upper extremity care, foot and ankle care, pediatric orthopaedic, physiatry, podiatry, occupational medicine, neurosurgery, plastic surgery, rheumatology, trauma and adult neurology. In addition, certain of the Company's Affiliated Practices are now providing ancillary services, including magnetic resonance imaging, orthotics and radiology.

     The Company was incorporated in December 1995 and commenced its physician practice management services in November 1996.

Industry Overview

     Physician Practice Management Industry. The Health Care Financing Administration ("HCFA") estimated that national health care spending in 1995 was approximately $988 billion, with approximately $202 billion of such expenditures directly attributable to physician services and an additional $600 billion under physician direction. Moreover, HCFA projects that national health care spending will be nearly $1.5 trillion in 2000. This spending growth has occurred in an environment where managed care payors have consolidated and have become more aggressive in negotiations with providers. The resulting emphasis on cost containment, the consolidation of the health care market in general, the increased market share of managed care companies and the gradual transfer of risk from payors to providers have precipitated significant changes in the way physicians organize themselves. The Company believes that, among other factors, these market pressures have caused physicians to affiliate with physician practice management companies that provide comprehensive operational and financial support.

     Musculoskeletal Market Overview. Expenditures for musculoskeletal care in the United States are significant, with total direct costs associated with the delivery of musculoskeletal care exceeding $60 billion in 1988, according to the American Academy of Orthopaedic Surgeons ("AAOS"). Of this amount, approximately $7 billion represented fees paid for physician services. The remaining amount represented charges for hospital stays, prosthetics, supplies and related diagnostic therapies and other ancillary services.

     The spectrum of musculoskeletal care ranges from acute procedures, such as spinal or hip surgery after trauma, to the treatment of chronic conditions, such as arthritis and back pain. There are a number of subspecialties of orthopaedics, including adult reconstructive (joint replacement) surgery, spinal care, sports medicine, foot and ankle care, hand and upper extremity care, pediatrics, oncology and trauma care. Although the orthopaedic surgeon represents the primary musculoskeletal provider, musculoskeletal care is also provided by a variety of medical and surgical specialists, including neurosurgeons, neurologists, plastic surgeons, physiatrists, rheumatologist, occupational medicine physicians, podiatrists and primary care physicians, as well as rehabilitative therapists. The American Medical

Association estimates that in 1996 there were approximately 22,500 orthopaedic surgeons, 5,700 physiatrists, 3,500 rheumatologist, 3,000 occupational medicine physicians, 11,400 neurologists and 4,900 neurosurgeons.

The payor mix for musculoskeletal care is diverse, with managed care enrollees representing an increasing percentage of patients. According to data from a 1996 AAOS survey, the largest percentage of patients is managed care, including fee-for-service and capitation (26%), followed by private pay (23%), Medicare (21%) and workers compensation (17%). Almost 84% of orthopaedic surgeons indicated they received patients from managed care sources. The AAOS survey indicates that the percentage of total managed care patients has increased from 12% in 1988 to 26% in 1996. Over the same period, patients from private pay sources declined from 39% to 23%. The distribution of patients from other sources remained relatively constant over this period. According to the AAOS, the 65-and-over age group accounts for approximately 25% of musculoskeletal cases. Given the aging of the U.S. population, the Company believes that demographic trends will increase the need for musculoskeletal care.

Affiliated Practices

     Specialty Care Network seeks to affiliate with premier musculoskeletal groups in targeted markets throughout the United States. The Company evaluates potential affiliation candidates based on a variety of factors, including: (i) physician credentials and reputation; (ii) competitive market position; (iii) specialty and subspecialty mix of physicians; (iv) historical financial performance and growth potential; (v) commitment to providing comprehensive musculoskeletal care and developing an integrated disease management model; and
(vi) recognition of the need for outside managerial, financial and business expertise to position effectively for managed care and capitation. The Company believes that it is an attractive affiliation partner to musculoskeletal groups because of its physician-oriented heritage and governance structure, the depth and experience of its management team, and its corporate philosophy and service agreement structure, which emphasize parallel incentives among physicians and the Company.

     Specialty Care Network currently provides comprehensive management services under exclusive, long-term agreements with 153 physicians practicing through 21 Affiliated Practices at 47 clinic locations in 10 states. Management believes that ancillary services represent a significant expansion opportunity for a majority of the Affiliated Practices, and the Company intends to pursue aggressively the addition of ancillary services where appropriate.

     The table below sets forth certain information regarding the Affiliated Practices, all of whose physicians are board certified or board eligible:

                                                                    Musculoskeletal       Ancillary
Affiliated Practices               Principal Office   Physicians     Subspecialties      Services(1)      Offices
--------------------------------  ------------------ ------------- ------------------ ----------------- -----------
Reconstructive Orthopaedic
  Associates, II, P.C. ("ROA")     Philadelphia, PA        9               5           MRI, Orthotics        2
3B Orthopaedics, P.C. ("3B
  Orthopaedics")                   Philadelphia, PA        6               3                 --              3
Princeton Orthopaedic
  Associates, II, P.A. ("POA")      Princeton, NJ         14               7             Outpatient          3
                                                                                          Surgery,
                                                                                       Rehabilitation
                                                                                           Therapy
Greater Chesapeake  Orthopaedic
  Associates, LLC ("GCOA")          Baltimore, MD          8               5              Orthotics          2
The Orthopaedic & Sports
  Medicine Center, II, P.A..,
  ("OSMC")                          Annapolis, MD         10               6                 --              3
Riyaz H. Jinnah, M.D., P.A.         Baltimore, MD          1               --                --              1
Mid-Atlantic Orthopaedic
  Specialists/Drs. Cirincione,
  Milford, Stowell and
  Amalfitano, P.C. ("MAOS")         Hagerstown, MD         5               1                 --              2
Vero Orthopaedics II, P.A. ("VO")   Vero Beach, FL         7               6                 --              1
Ortho-Associates, P.A. d/b/a
  Park Place Therapeutic
  Center ("PPTC")                   Plantation, Fl        14               4                MRI,             2
                                                                                       Rehabilitation
                                                                                           Therapy
Medical Rehabilitation
  Specialists II, P.A. ("MRS")     Tallahassee, FL         2               1                 --              1

Northeast Florida Orthopaedic
  Sports Medicine and
  Rehabilitation II, P.A.
  ("NFOSM")                        Jacksonville, FL        2               2           Rehabilitation        1
                                                                                           Therapy
Orthopaedic Associates of
  West Florida, P.A.                Clearwater, FL         9               5            Bone Density         2

----------------
(1) Includes ancillary services provided by the Affiliated Practices with respect to which the Company receives a fee.

                                                                    Musculoskeletal       Ancillary
Affiliated Practices               Principal Office   Physicians     Subspecialties      Services(1)      Offices
--------------------------------  ------------------ ------------- ------------------ ----------------- -----------
Steven P. Surginer, M.D.,  P.A., II  Marianna, FL          1               --                --              1
TOC Specialists, P.L. ("TOC")      Tallahassee, FL        17               7             Outpatient          4
                                                                                          Surgery,
                                                                                       Rehabilitation
                                                                                      Therapy, Orthotics
Floyd Jaggears, M.D., P.C.          Thomasville, GA        1               --                --              1
Southeastern Neurology
  Group II, P.C. ("SNG")            Portsmouth, VA        12               2                 --              5
Orthopaedic Surgery Centers,
  P.C. II ("OSC")                   Portsmouth, VA        10               6                 --              6

Associated Orthopaedic &
  Sports Medicine, P.A. ("AOSM")      Plano, TX            5               1             Outpatient          1
                                                                                          Surgery,
                                                                                       Rehabilitation
                                                                                           Therapy
Orthopaedic Institute of
  Ohio ("OIO")                         Lima, OH            8               3             Outpatient          2
                                                                                          Surgery,
                                                                                       Rehabilitation
                                                                                           Therapy
The Specialists Orthopaedic
  Medical Corporation ("SMC")       Fairfield, CA         12               6             Outpatient          4
                                                                                          Surgery,
                                                                                       Rehabilitation
                                                                                           Therapy

----------------
(1) Includes ancillary services provided by the Affiliated Practices with respect to which the Company receives a fee.


Management Information Systems

     The Company believes that its management information systems provide meaningful assistance to the Affiliated Practices. The Company has developed proprietary financial systems that have been installed at the Company's headquarters and at each of the Affiliated Practices. The electronic interfaces between payroll, general ledger, banking, accounts payable and accounts receivable applications enable the Company to capture, analyze and report centrally financial data from the various Affiliated Practice locations and provide analyses of financial data on a fully integrated basis. In addition, the internally developed purchase order application enables the Company to monitor daily practice inventory purchases from order to receipt, to centrally control the disbursement of funds and to identify economies in purchasing.

     The Company believes that an important factor in the successful management of musculoskeletal disease is the creation of a treatment-specific outcomes database from which treatment modalities can be derived. Therefore, the Company, in conjunction with affiliated physicians who specialize in specific orthopaedic subspecialties, is in the process of gathering clinical information designed to facilitate the development of a proprietary clinical outcomes database to enable the Affiliated Practices to analyze clinical outcomes at the practitioner and practice levels on a standardized basis. The Company has established standards at the Affiliated Practices for gathering clinical and financial information such as personal patient data, physician and procedure identifier codes, payor class and amounts charged and reimbursed. Information is being gathered from patient encounters in areas such as incidence rates (the number of specified procedural, diagnostic and medical events during a defined period with respect to a particular patient population), utilization (frequency of patient care and activity relating to the patient) and quality of care (monitoring and evaluation of patient outcomes). This information should assist physicians in developing clinical protocols, measuring outcomes, ensuring that standards of quality are met and determining the most cost-effective course for treating patients. The Company intends to use this data, together with data derived from its financial information systems, to produce comprehensive financial and clinical reports to be used in connection with the negotiation, structuring and pricing of managed care contracts.


Operations

     Management Services. Specialty Care Network assists in strategic planning, preparation of operating budgets and capital project analysis. The Company coordinates group purchasing of supplies, inventory and medical and malpractice insurance for the practices. In addition, the Company assists the Affiliated Practices in physician recruitment by introducing physician candidates to the practices and advising the practices in structuring employment arrangements. The Company also provides or arranges for a variety of additional services relating to the day-to-day non-medical operations of the practices, including (i) management and monitoring each practice's billing levels, invoicing procedures and accounts receivable collection by payor type, (ii) accounting, payroll and legal services and records and (iii) cash management and centralized disbursements.

     These management services are designed to reduce the amount of time physicians must spend on administrative matters, thereby enabling the physicians to dedicate more of their efforts toward the delivery of health care services. The Company's capital resources and assistance in preparation of budgets and capital project analyses are intended to facilitate the development of ancillary musculoskeletal services, such as outpatient surgery, outpatient imaging, pain management, rehabilitation therapy and orthotics. Comprehensive administrative support is designed to facilitate more effective billing and collections and, as the Company grows, to generate economies of scale in effecting purchases.

     Practice Services. Specialty Care Network employs most of the Affiliated Practices' non-physician personnel. These non-physician personnel, along with additional personnel at the Company's headquarters, manage the day-to-day non-medical operations of each of the Affiliated Practices, including, among other things, provision of secretarial, bookkeeping, scheduling and other routine services. Under the Service Agreements, the Company must provide practice facilities and equipment to the Affiliated Practices; consequently, the Company entered into lease agreements for the practice facilities utilized by the Affiliated Practices, many of which are owned by physician owners of the Affiliated Practices, and the Company also purchased the equipment utilized by each of the Affiliated Practices.

     Payor Contracting. An increasing portion of the Affiliated Practices' net revenue is derived from managed care payors. Although rates paid by managed care payors are generally lower than fee for service rates, managed care payors can provide access to large patient volumes. Currently, the Company performs analyses of the Affiliated Practices' markets to develop managed care contracting strategies and meets with principal payors in these markets to enhance and establish relationships between the Affiliated Practices and such payors.

     Specialty Care Network seeks to negotiate both fee-for-service and capitated contracts on behalf of the Affiliated Practices. Under capitated arrangements, providers deliver health care services to managed care enrollees and bear all or a portion of the risk that the cost of such services may exceed capitated payments. Capitated contracts involve various forms of risk-sharing. Providers may accept risk only with respect to the costs of physician services required by a patient (i.e., professional fee capitation) or for all of the medical costs required by a patient including professional, institutional and ancillary services (i.e., global capitation). Managed care companies' arrangements with providers can be further segmented into episode of care and per member per month capitation. Under specified episode of care capitation, providers deliver care for covered enrollees with a specified medical condition, or who require a particular treatment, on a fixed fee basis per episode. Under per member per month capitation, the providers receive fixed monthly fees per covered enrollee and assume the financial responsibility for the incidence of medical conditions requiring procedures specified in the contract.

     The Company, on behalf of certain of its Affiliated Practices, has negotiated "Episode of Care" or package pricing arrangements with several major health maintenance organizations and workers compensation carriers. These arrangements cover several surgical procedures, including hip replacement, spinal fusion, laminectomy, discectomy, anterior cruciate ligament repair, arthroscopy and foot and ankle procedures.


Governance and Quality Assurance

     Specialty Care Network's current governance structure promotes physician participation in the management of the Company, with six affiliated physicians currently serving on the Company's ten person Board of Directors. In addition, the Company is establishing a Physician Advisory Board that is designed to serve as a liaison to the Company for these practices that are not otherwise represented on the Board of Directors. Moreover, each Affiliated Practice has a Joint Policy Board whose membership includes an equal number of representatives from the Company and the Affiliated Practice. The Joint Policy Boards have responsibilities that include developing long-term strategic objectives, developing practice expansion and payor contracting guidelines, promoting practice efficiencies, identifying and recommending significant capital expenditures and facilitating communication and information exchanges between the Company and each of the Affiliated Practices.


Contractual Agreements with Affiliated Practices

     The Company has entered into long-term Service Agreements with each of the Affiliated Practices to provide management and administrative services. The following is intended to be a general summary of the form of Service Agreement employed by the Company. The actual terms of the individual Service Agreements may, and typically do, vary in certain respects from the description below as a result of negotiations with the individual practices and the requirements of state and local laws and regulations.

     Responsibilities of the Company. Pursuant to the Service Agreements, the Company, among other things, (i) acts as the exclusive manager and administrator of non-physician services relating to the operation of the Affiliated Practices, subject to matters for which the Affiliated Practices maintain responsibility or which are referred to the Joint Policy Boards of the Affiliated Practices, (ii) on behalf of the Affiliated Practices bills patients, insurance companies and other third-party payors and collects, on behalf of the Affiliated Practices, the fees for professional medical and other services rendered, including goods and supplies sold by the Affiliated Practices, (iii) provides or arranges for, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management, preparation of certain tax returns, printing, postage and duplication services and medical transcribing services, (iv) supervises and maintains custody of substantially all files and records (medical records of the Affiliated Practices remain the property of the Affiliated Practices), (v) provides facilities and equipment for the Affiliated Practices, (vi) prepares, in consultation with the Joint Policy Boards and the Affiliated Practices, all annual and capital operating budgets for the Affiliated Practices, (vii) orders and purchases inventory and supplies as reasonably requested by the Affiliated Practices, (viii) implements, in consultation with the Joint Policy Boards and the Affiliated Practices, local public relations or advertising programs and (ix) provides financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care and other similar providers and payors. Most employees providing such services were employed by the Affiliated Practices prior to affiliation with the Company.

     Responsibilities of the Affiliated Practices. Under the Service Agreements, the Affiliated Practices retain the responsibility for (i) hiring and compensating physician employees and other medical professionals, (ii) ensuring that physicians have the required licenses, credentials, approvals and other certifications needed to perform their duties and

(iii) complying with certain federal and state laws and regulations applicable to the practice of medicine. In addition, the Affiliated Practices maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services.

     Service Fee. Under the Service Agreements, the Company collects fees from the Affiliated Practices on a monthly basis generally equal to the following:
(i) a percentage (the "Service Fee Percentage") ranging from 20%-50% of the Adjusted Pre-Tax Income of the Affiliated Practices, which is defined generally as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Affiliated Practices, not including physician owner compensation or most benefits to physician owners ("Clinic Expenses," as defined more fully in the Service Agreements) and (ii) amounts equal to Clinic Expenses. Generally, for the first three years following the affiliation the portion of service fee described under clause (i) is subject to a fixed dollar minimum (the "Base Service Fee"); which generally was determined by applying the respective Service Fee Percentage to the Adjusted Pre-Tax Income for each Affiliated Practice for the 12 months prior to affiliation. In addition, with respect to its management (and, in certain instances, ownership) of certain facilities and ancillary services associated with certain of the Affiliated Practices, the Company receives fees based on a percentage of net revenue or pre-tax income related to such facilities and services.

     Accounts Receivable. Under the Service Agreements, each Affiliated Practice agrees to sell and assign to the Company, and the Company agrees to buy, all of the Affiliated Practice's accounts receivable each month during the existence of the Service Agreement. The purchase price for such accounts receivable generally equals the gross amounts of the accounts receivable recorded each month less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the Affiliated Practice's historical collection rate, as determined by the Company. However, the Company and certain Affiliated Practices are currently making periodic adjustments so that amounts paid by the Company for the accounts receivable are adjusted upwards or downwards based on the Company's actual collection experience. While the Company believes, based on its discussions with the other Affiliated Practices, that this arrangement is acceptable to them, the Company cannot assure that this arrangement will be effected in all cases.

     Period Covered by Service Agreement. The Service Agreements have initial terms of forty years, with automatic extensions (unless specified notice is given) of additional five-year terms.

     Termination of Service Agreement. The Service Agreements may be terminated by either party if the other party (i) files petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, the Company may terminate the agreement if the Affiliated Practice's Medicare or Medicaid number is terminated or suspended as a result of some act or omission of the Affiliated Practice or physicians, and the Affiliated Practice may terminate the agreement if the Company misapplies funds or assets or violates certain laws. Upon termination of a Service Agreement by the Affiliated Practice for one of the reasons above, the Affiliated Practice is required to purchase and assume the assets and liabilities related to the Affiliated Practice at the fair market value thereof. Upon termination of the Service Agreement by the Company for one of the reasons set forth above, the Company has the option to require the Affiliated Practice to purchase and assume the assets and liabilities related to the Affiliated Practice, in which event the purchase price for such assets is equal to the unamortized amount of intangible assets reflected on the books of the Company as of the last day of the month prior to termination of the Service Agreement plus the then book value of all remaining assets (including the Affiliated Practice's accounts receivable) of the Company related to the Affiliated Practice. The Service Agreement generally may also be terminated by the Affiliated Practice on the tenth anniversary if all of the owners of the Affiliated Practice elect to do so. In such event, the Affiliated Practice generally must purchase the practice assets from the Company for a purchase price calculated in the same manner as when the Service Agreement is terminated by the Company.

     Advance Notice of Termination. Under the Service Agreements, each physician owner must give the Company twelve months notice of an intent to retire from the Affiliated Practice. If a physician gives such notice during the first five years of the agreement, the physician must also locate a replacement physician or physicians acceptable to the Joint

Policy Board and pay an amount based on a formula relating to any loss of service fee for the first five years of the term. In addition, a physician leaving a practice during the first five years of the term is required to pay the Company or return to the Company an amount of cash or stock equal to one-third of the total consideration received by such physician in connection with the Company's affiliation with the practice. The agreement generally also provides that after the fifth year, no more than 20% of the physician owners at the Affiliated Practice may retire within a one-year period.

     Non-Competition Provisions. The Affiliated Practices and the physician owners of the Affiliated Practices generally agree not to compete with the Company in providing services similar to those provided by the Company under the Service Agreements, and the physician owners also generally agree not to compete with an Affiliated Practice within a specified geographic area. Non-competition restrictions generally apply to physician owners during their affiliation with Affiliated Practices and for three years thereafter. In addition, the Service Agreements generally require the Affiliated Practice to enter into non-competition agreements with all physicians in the Affiliated Practice. Non-competition restrictions generally apply to physician employees during their affiliation with the Affiliated Practice and for two years after any termination of employment. The Service Agreements generally require the Affiliated Practices to pursue enforcement of the non-competition agreement with physicians or assign to the Company the right to pursue enforcement. In addition, the Service Agreements generally require the Company to obtain the consent of an Affiliated Practice or the particular Joint Policy Board in order to affiliate with, or enter into a management service agreement with, other practices or physicians located within the same geographic area in which the physician owners have agreed not to compete.

     Insurance. The Affiliated Practices are responsible for obtaining professional liability and worker's compensation insurance for the physicians and other medical employees of the Affiliated Practices, as well as general liability umbrella coverage. The Company is responsible for obtaining professional liability and worker's compensation insurance for employees of the Company and general liability and property insurance for the Affiliated Practices.

     Indemnification. The Service Agreements contain indemnification provisions, pursuant to which the Company indemnifies the Affiliated Practices for damages resulting from negligent acts or omissions by the Company or its agents, employees or stockholders. In addition, the Affiliated Practices indemnify the Company for any damages resulting from any negligent act or omissions by any affiliated physicians, agents or employees of the Affiliated Practice, other than damages resulting from claims arising from the performance or nonperformance of medical services.

     Other Agreements. Effective July 1997, three affiliated physicians discontinued practicing with ROA. The Company entered into an agreement (the "3B Agreement") pursuant to which two of the physicians, together with the third physician, who was not part of the agreement, established an independent practice, 3B Orthopaedics, which will enter into a new service agreement with the Company. The Company is currently negotiating a new service agreement with 3B Orthopaedics. The aggregate Base Service Fee for ROA and 3B Orthopaedics generally will be equal to ROA's current Base Service Fee. Pending the execution of a new service agreement with 3B Orthopaedics, the three physicians remain subject to the Service Agreement with ROA. The parties have agreed that in the event additional issues arise in the process of completing definitive agreements, and such issues are not resolved, then such issues will be submitted to binding arbitration.


Third Party Reimbursement

     A significant amount of the revenues of the Affiliated Practices are derived from government and private third party payors. The health care industry is experiencing a trend toward cost containment as third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced capitated payment schedules with service providers. For the year ended December 31, 1997, the net practice revenue from Medicare constituted approximately 22% of the aggregate net practice revenue of the Affiliated Practices. The federal government has implemented a resource-based relative value scale ("RBRVS") payment methodology under Medicare for physician services and other outpatient services furnished incident to a physician's service. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically provided by the Affiliated Practices. Moreover, the Balanced Budget Act of 1997 (the "1997 Budget Act") contains provisions that may have the effect of reducing Medicare reimbursement for services historically provided by the Affiliated Practices, including orthopedic surgical procedures and rehabilitation services such as physical therapy and comprehensive outpatient rehabilitation services. These or further changes in the Medicare fee schedule payment methodology could have an adverse effect on the business of the Company and Affiliated Practices.

     Physician reimbursement rates paid by private third party payors, including those that provide Medicare supplemental insurance coverage, are more often still based on established charges. However, RBRVS types of payment systems are increasingly being adopted by certain private third party payors and may become a predominant payment methodology. Wider spread implementation of such payment systems may result in reduced payments from private third party payors and could indirectly reduce revenue to the Company. Although more private third party payors are adopting RBRVS-type reimbursement or other managed care-type restrictions on reimbursement, such rates still are generally higher than Medicare payment rates. However, further reductions in reimbursement levels or other changes in reimbursement for health care services could have a material adverse effect on the Affiliated Practices and, as a result, on the Company. These reductions could result from changes in current reimbursement rates or from a shift in clinical protocols to non-surgical solutions to orthopedic conditions. There can be no assurance that the Company will be able to offset successfully any or all of the payment reductions that may occur. Even absent more widespread adoptions of RBRVS or managed care-type payment restrictions, a change in the patient mix of any of the Affiliated Practices that results in a decrease in patients covered by private third party payors could have a material adverse effect on the Affiliated Practices and, as a result, on the Company.


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

     The Company believes its operations are in material compliance with applicable laws; however, the Company has not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority to this effect, and many aspects of the Company's business operations have not been the subject of state or federal regulatory interpretation. The laws applicable to the Company and the Affiliated Practices are subject to evolving interpretations, and therefore, there can be no assurance that a review of the Company or the Affiliated Practices by a court or law enforcement or regulatory authority will not result in a determination that could have a material adverse effect on the Company or the Affiliated Practices. Furthermore, there can be no assurance that the laws applicable to the Company or the Affiliated Practices will not be amended in a manner that could have a material adverse effect on the Company or the Affiliated Practices.

     The federal health care laws apply in any case in which the Company is submitting a claim on behalf of an Affiliated Practice that is providing an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded health care programs. The principal federal laws include those that prohibit the filing of false or improper claims for federal payment, those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs and those that prohibit the provision of certain services by a provider to a patient if the patient was referred by a physician with which the physician or his immediate family have certain types of financial relationships.

     False and Other Improper Claims. The federal government is authorized to impose criminal, civil and administrative penalties on any person or entity that files a false claim for reimbursement from Medicare or Medicaid or other federally-funded programs. Criminal penalties are also available in the case of claims filed with private insurers if the government can show that the claims constitute mail fraud or wire fraud, or violate state false claims prohibitions.

While the criminal statutes are generally reserved for instances involving fraudulent intent, the criminal and administrative penalty statutes are being applied by the government in an increasingly broad range of circumstances. The government has taken the position, for example, that a pattern of claiming reimbursement for unnecessary services violates these statutes if the claimant should have known that the services were unnecessary. The government has also taken the position that claiming reimbursement for services that are substandard is a violation of these statutes if the claimant should have known that the care was substandard. Severe sanctions under these statutes, including exclusion from Medicare, Medicaid or other federally-funded programs, have been applied even in situations that have not resulted in a criminal conviction. Moreover, the Department of Health and Human Services recently issued new documentation guidelines applicable to Medicare claims filed by physicians for evaluation and management services involving examination of "single-organ systems," including the musculoskeletal system.

     The Company believes that its billing activities on behalf of the Affiliated Practices are in material compliance with such laws, but there can be no assurance that the Company's activities will not be challenged or scrutinized by governmental authorities. A determination that the Company or the Affiliated Practices have violated such laws could have a material adverse impact on the Company.

     Federal Anti-kickback Laws. A federal law commonly known as the "Anti-kickback Law" prohibits the knowing or willful offer, solicitation, payment or receipt of anything of value (direct or indirect, overt or covert, in cash or in kind) which is intended to induce the referral of patients covered under Medicare, Medicaid and most other federally-funded health care programs, or the ordering of items or services reimbursable under those programs. The law also prohibits remuneration that is intended to induce the recommendation of, or the arranging for, the provision of items or services reimbursable under those programs. The law has been broadly interpreted by a number of courts to prohibit remuneration that is offered or paid for otherwise legitimate purposes if the circumstances show that one purpose of the arrangement is to induce referrals. Even bona fide investment interests in a health care provider may be questioned under the Anti-kickback Law if the government concludes that the opportunity to invest was offered as an inducement for referrals. The penalties for violations of this law include civil monetary penalties, criminal sanctions, exclusion from further participation in federally-funded health care programs (mandatory exclusion in certain cases), and the ability of the Secretary of Health and Human Services to refuse to enter into or terminate a provider agreement, and debarment from participation in other federal programs.

     In part to address concerns regarding the implementation of the Anti-kickback Law, the federal government in 1991 published regulations that provide exceptions or "safe harbors," for certain transactions that will not be deemed to violate the Anti-kickback Law. Among the safe harbors included in the regulations were provisions relating to the sale of physician practices, management and personal services agreements, office and equipment rental agreements and employee relationships. Subsequently, regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Proposed amendments clarifying the existing safe harbor regulations were published in 1994. If any of the proposed regulations are ultimately adopted, they would result in substantive changes to existing regulations. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal.

     There are several aspects of the Company's relationships with physicians to which the Anti-kickback Law may be relevant. In some instances, for example, the government may construe some of the marketing and managed care contracting activities of the Company as arranging for the referral of patients to the physicians with whom the Company has a Service Agreement. In addition, the Company owns an interest in West Central Ohio Group, Ltd. ("WCOG") which owns and operates an ambulatory surgery center. The remaining interests are owned by physicians. These physicians will perform surgery in the ambulatory surgery center. The government may scrutinize the distributions from WCOG to the physicians to determine if they are payments for the referral of patients to the ambulatory surgery center, in which case these payments could fall within the purview of the Anti-kickback Law. Although the investments in the Company by physicians and the Service Agreements between the Company and the Affiliated Practices do not qualify for protection under the safe harbor regulations, the Company does not believe that these activities fall within the type of activities the Anti-kickback Law was intended to prohibit and is not aware of any legal challenge or proceeding pending against similar physician practice management activities under the Anti-kickback
Law. A determination that the Company has violated the Anti-kickback Law would have a material adverse effect on the Company.

     The Stark Self-Referral Law. The Stark Self-Referral Law (the "Stark Law") prohibits a physician from referring a patient to a health care provider for certain designated health services reimbursable by Medicare or Medicaid (including physical therapy, diagnostic imaging services, orthotics and prosthetics), if the physician or an immediate family member has a financial relationship with that provider, including an investment interest, a loan or debt relationship or a compensation relationship. In addition to the conduct directly prohibited by the law, the statute also prohibits schemes that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include (i) a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral, (ii) civil fines and (iii) exclusion from the Medicare and Medicaid programs.

     On January 9, 1998, the Health Care Financing Administration (the "HCFA") issued proposed rules (the "Proposed Regulations") regarding the Stark Law as it relates to designated health services other than clinical laboratory services. The Proposed Regulations contemplate that designated health services may be provided by a physician's practice or by any other corporation, including an entity that owns the operation providing the designated health services. A corporation that merely owns the components of a health services operation, such as the building that houses the facility or the medical equipment used at the facility, would not be deemed to own the operation. It is not clear, however, whether and to what extent the provision of management services by the Company to the Affiliated Practices and the receipt of a service fee based on net patient revenues would cause the Company to be deemed to own the operation. In addition, the Proposed Regulations would apply to an entity that does not bill under its own Medicare number but receives payment for the services from the billing entity as part of a so-called "under arrangements" agreement (a term of art under the regulations relating to certain hospital arrangements) or similar agreements. It is not clear whether the term "similar agreements" would apply to the Company's arrangements with the Affiliated Practices. If the Company is deemed to "own the operation" or to be engaged in an arrangement similar to an "under arrangements" agreement, it would be deemed a provider of the services addressed by the Proposed Regulations.

     Regardless of whether the Proposed Regulations are adopted, because the Company provides management services related to those designated health services provided by physicians affiliated with the Affiliated Practices, there can be no assurance that the Company will not be deemed the provider for those services for purposes of the Stark Law, and accordingly, the recipient of referrals from physicians affiliated with the Affiliated Practices. Such referrals will be permissible only if (i) the financial arrangements under the Service Agreements with the Affiliated Practices meet certain exceptions in the Stark Law, (ii) the ownership of stock in the Company by the referring physicians meets certain investment exceptions under the Stark Law and (iii) there are no other financial arrangements between the Company and a referring physician which are not covered by an exception under the Stark Law. The Company believes that the financial arrangements under the Service Agreements qualify for applicable exceptions under the Stark Law; however, there can be no assurance that a review by courts or regulatory authorities would not result in a contrary determination. In addition, the Company will not meet the Stark Law exception related to investment interest until the Company's stockholders' equity exceeds $75 million. Furthermore, the Proposed Regulations provide that in order to meet the investment interest exception criteria the investment has to be in securities which at the time they were obtained could be purchased on the open market. This regulatory change would prohibit referral relationships between physicians and an entity in which such physician (or a family member) own stock or options if such stock or options were acquired prior to the time that the entity was publicly held. Physicians affiliated with certain practices that affiliated with the Company prior to its initial public offering received stock and options that were not publicly traded. If the Company were to be deemed a provider of designated health services, these physicians would not be covered by the investment interest exception under the Proposed Regulations. In addition, the Company owns an interest in an entity which owns a facility which will provide designated health services as an ambulatory surgery center and the Company may own similar interests in other entities in the future. A determination that the Company has violated the Stark Law would have a material adverse effect on the Company.

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

     State Self-Referral Laws. A number of states have enacted self-referral laws that are similar in purpose to the Stark Law but which impose different restrictions. Some states, for example, only prohibit referrals when the physician's financial relationship with a health care provider is based upon an investment interest. Other state laws apply only to a limited number of designated health services. Some states do not prohibit referrals, but require only that a patient be informed of the financial relationship before the referral is made. The Company believes that its operations are in material compliance with the self-referral laws of the states in which the Affiliated Practices are located.

     Fee-Splitting Laws. Many states prohibit a physician from splitting with a referral source the fees generated from physician services. Other states have a broader prohibition against any splitting of a physician's fees, regardless of whether the other party is a referral source. In most states, the Company believes that it is not considered to be fee-splitting when the payment made by the physician is reasonable reimbursement for services rendered on the physician's behalf.

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

     The Florida Board of Medicine recently ruled in a declaratory statement that payments of 30% of a physician group's net income to a practice management company in return for a number of services including the physician practice management company's expanding the practice by increasing patient referrals through the creation of preferred provider networks, affiliation with other networks, and negotiation of managed care contracts constituted fee-splitting and could subject the physicians to disciplinary action. This order only applies to the physician practice management company and the physicians asking for the declaratory statement. The Florida Board of Medicine has agreed to stay implementation of the order pending appeal of the decision by the physician practice management company to a Florida court. Although the terms and conditions of the Company's Service Agreements in Florida are distinguishable from the agreements subject to the declaratory statement, an adverse decision by the Florida court on this issue could require the Company to modify its Service Agreements with the Affiliated Practices located in Florida or render such agreements unenforceable.

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

     The Company intends that, pursuant to its service agreements, it will not exercise any responsibility on behalf of affiliated physicians that could be construed as affecting the practice of medicine. Accordingly, the Company believes that its operations do not violate applicable state laws relating to the corporate practice of medicine. Such laws and legal doctrines have been subjected to only limited judicial and regulatory interpretation with respect to practice management companies, and there can be no assurance that, if challenged, the Company would be considered to be in compliance with all such laws and doctrines. A determination in any state that the Company is engaged in the corporate practice of medicine could render any Service Agreement between the Company and an Affiliated Practice located in such state unenforceable or subject to modification in a manner adverse to the Company.

     Antitrust Laws. The federal antitrust laws (principally the Sherman Act, the Clayton Act and the Federal Trade Commission Act) are designed to maintain market competition. Those laws address both structural issues (market share through merger, acquisition or otherwise) and conduct issues (contracts or combinations in restraints of trade). The Federal Trade Commission and the Department of Justice have addressed competitive issues in the health care industry through their Statements of Enforcement Policy in Health Care issued in 1996. Those statements address both structural issues and conduct issues, both of which could apply to various aspects of the business of the Company, particularly in areas where the Company provides management services to practices that could be deemed to be in the same market. While the Company believes that it is in compliance with all such laws, there is no assurance that in the future its operations will not become the focus of inquiry and potential challenge. Responding to such challenges could result in substantial costs to the Company and the Affiliated Practices, and an adverse determination could have a material adverse effect upon the Company.

     Insurance Licensure Laws. All states have established licensure requirements to regulate the business of insurance and the operation of HMOs. Some states have also established separate licensure requirements for provider-sponsored managed care networks (also known as "provider-sponsored organizations," or "PSOs") and for other managed care entities such as third-party administrators, utilization review agents, and marketing agents who solicit memberships or policies in managed care plans. A person who fails to obtain the appropriate insurance license may be subject to civil and criminal penalties in certain states. While licensure requirements for insurers, HMOs and PSOs would not generally apply to companies that provide only management services to physician providers and that do not otherwise engage in the financing or delivery of health care services, there is little uniformity in how the states interpret the scope of their respective laws and regulations.

     Therefore, although the Company believes that its operations do not violate insurance licensure laws for insurers, HMOs and PSOs in the states where it currently does business, there can be no assurance that regulatory authorities of such states would not apply these laws to require licensure of the Company as an insurer, as an HMO, or as a PSO. Compliance with such laws could result in substantial costs to the Company. In addition, practices affiliated with the Company may require licensure as PSOs under separate statutory requirements for PSOs or, if such practices enter into capitated or other risk-assumption arrangements, under requirements relating to HMOs or insurers. See "Provider Risk Assumption," below.

     Finally, to the extent that the Company's management services for physician networks involve "administrator," "utilization review," or marketing functions, as those terms are defined by various states, the Company may need to obtain separate licensure as a third-party administrator, as a utilization review agent, or as an HMO or insurance marketing agent. There can be no assurance that such state laws would not be interpreted in a manner that would deem the Company to be in violation of these laws unless it obtained such licenses and incurred additional costs. If the Company were to be deemed to be in noncompliance with these laws or with insurance licensure laws generally, it would be materially adversely affected.

     In Florida, a new "fiscal services intermediary law," effective July 1, 1997, requires entities performing "fiduciary or fiscal intermediary services" on behalf of health care professionals who contract with HMOs to register with the Department of Insurance and to obtain a fidelity bond in the minimum amount of $10 million. "Fiduciary or fiscal intermediary services" means "reimbursements received or collected on behalf of health care professionals for services rendered, patient and provider accounting, financial reporting and auditing, receipts and collections management, compensation and reimbursement disbursement services, or other related fiduciary services pursuant to health care professional contracts with health maintenance organizations." The Company believes that its management services for physician practices fall within this definition and intends to take appropriate steps to register or otherwise to comply with the new provisions.

     Provider Risk Assumption. Even in the absence of a separate licensure or regulatory scheme for PSOs, many states have taken the position that when provider networks assume risk, e.g., by accepting capitation payments in return for providing or arranging a specified set of health care services, they are engaging in the "business of insurance" and therefore require licensure as an insurer or an HMO. The degree of consensus among the states on this issue varies depending on whether the risk being assumed is "direct" risk or "downstream" risk. As outlined in a policy statement adopted by the National Association of Insurance Commissioners ("NAIC") in December of 1997, "direct" risk arrangements involve agreements whereby a PSO agrees directly with individuals, employers or other unlicensed groups to assume all or part of the risk for health care expenses or service delivery. Downstream risk arrangements are contractual arrangements between licensed entities, such as HMOs and insurers, and subcontracting provider entities (organizations or individuals) under which the provider entity or person assumes all or part of the licensed entity's risk.

     A consensus exists among state insurance regulators that entities which enter into direct risk arrangements should be required to obtain the appropriate regulatory license. By contrast, a consensus does not exist with respect to "downstream" risk arrangements. Although the NAIC has observed that the vast majority of states do not require licensure of subcontractor provider entities, many states question whether having a licensed entity, i.e., an HMO or insurer, involved in a downstream arrangement adequately addresses consumer protection concerns. Consequently, an increasing number of states are adopting laws to regulate downstream risk through various mechanisms, including, in some instances, licensure.

     In many states, therefore, practices affiliated with the Company will be precluded from entering into capitated or episode of care contracts directly with employers, individuals and other unlicensed groups, or even indirectly as a subcontractor of a licensed HMO or insurance company, unless they qualify to do business as HMOs or insurance companies under applicable insurance laws and regulations. These laws may require capital requirements and adherence to other safety and soundness requirements. Full compliance with such laws and regulations could result in substantial costs to the Company and the Affiliated Practices. The inability to enter into capitated or other risk-assumption arrangements, or the cost of complying with certain laws that would permit expansion of risk-based contracting activities, would have a material adverse effect on the Company.

     Managed Care Contracting Laws. An increasing volume of state regulation is directed to controlling the terms of contracts between managed care payors and managed care providers. Certain of these laws and regulations can affect the composition of a managed care network. For example, so-called "any willing provider" regulations require that insurers, managed care organizations, and other health plans give all providers membership on their provider panels under certain circumstances. Other laws and regulations are aimed at protecting health care consumers, including laws that prohibit managed care plans from restricting a physician's ability to communicate all available treatment options to a patient and from providing financial incentives to physicians for limiting covered services, and laws that require health care providers to "hold harmless" health care consumers for the cost of any covered services for which the consumer has already paid the applicable premium or charge. There can be no assurance that such laws would not be interpreted in a manner adverse to the Company. A determination that the Company or its Affiliated Practices are not in compliance with such laws could have a material adverse effect on the Company.

     Physician Incentive Plan Rule. On March 27, 1996, the United States Department of Health and Human Services issued final regulations concerning physician incentive plans operated by certain prepaid health care organizations. The regulations prohibit a prepaid health care organization that contracts with the Medicare or Medicaid programs from operating a physician incentive plan that directly or indirectly makes specific payments to a physician or physician group as an inducement to reduce or limit medically necessary services furnished to a specific enrollee of the organization. Moreover, the regulations require such an organization to provide adequate stop-loss protection to a physician or physician group if the organization's system for compensating physicians does not provide certain limitations on the amount of physician compensation that is put at risk for referrals made by the physician. These regulations may affect the operations of the Company and Affiliated Practices, including contractual arrangements with prepaid health care organizations. There can be no assurance that these regulations will not have an adverse effect on the business of the Company and Affiliated Practices.

     Employee Leasing Services. Several states have enacted legislation prohibiting the provision of "employee leasing services" without a license. The Company is in the process of evaluating the application of such laws to its provision of non-physician personnel to physician practices under its Service Agreements, and intends to seek licensure where appropriate. There can be no assurance that, if the Company seeks to obtain a license in a particular state, the Company's application will be approved. Failure to obtain a license to provide employee leasing services where required may result in civil or criminal penalties and may affect the Company's ability to provide personnel in accordance with the terms of the Service Agreements, which could have a material adverse effect on the Company.

Competition

     Specialty Care Network competes with numerous entities that seek to affiliate with musculoskeletal practices. Several companies that have established operating histories and greater resources than the Company are pursuing the acquisition of the assets of general and specialty practices and the management of such practices. Physician practice management companies and some hospitals, clinics and HMOs engage in activities similar to the activities of the Company. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the market, or that such competition will not make it more difficult to affiliate with, and to enter into agreements to provide management services to, practices on terms beneficial to the Company.

     Affiliated Practices will compete with local musculoskeletal care service providers as well as some managed care organizations. The Company believes that changes in governmental and private reimbursement policies and other factors have resulted in increased competition for consumers of medical services. The Company believes that the cost, accessibility and quality of services provided are the principal factors that affect competition. There can be no assurance that the Affiliated Practices will be able to compete effectively in the markets that they serve. The inability of the Affiliated Practices to compete effectively would materially adversely affect the Company.

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

Employees

     As of December 31, 1997, the Company had 841 employees, of whom 44 were located at the Company's headquarters and 797 were located at the offices of the Affiliated Practices. The Company believes that its relationship with its employees is good.

Corporate Liability and Insurance

     The provision of medical services entails an inherent risk of professional malpractice and other similar claims. However, the Company does not influence or control the practice of medicine by physicians or have responsibility for compliance with certain regulatory and other requirements directly applicable to physicians and physician groups. Nevertheless, as a result of the relationship between the Company and the Affiliated Practices, the Company may become subject to some medical malpractice actions under various theories, including successor liability. There can be no assurance that claims, suits or complaints relating to services and products provided by Affiliated Practices will not be asserted against the Company in the future. The Company's medical professional liability insurance provides coverage of up to $5 million per incident, with maximum aggregate coverage of $5 million per year. The Company's general liability insurance provides coverage of up to $5 million per incident, with maximum aggregate coverage of $5 million per year. The Company believes that such insurance will extend to professional liability claims that may be asserted against employees of the Company that work on site at Affiliated Practice locations. In addition, pursuant to the Service Agreements, the Affiliated Practices are required to maintain comprehensive professional liability insurance. The availability and cost of such insurance have been affected by various factors, many of which are beyond the control of the Company and Affiliated Practices. The cost of such insurance to the Company and Affiliated Practices may have a material adverse effect on the Company. In addition, successful malpractice or other claims asserted against the Affiliated Practices or the Company that exceed applicable policy limits would have a material adverse effect on the Company.

Risk Factors

     Limited Operating History. The Company has conducted physician practice management operations only since November 1996, when it affiliated with five practices. Several other affiliations occurred during 1997 and additional affiliations are anticipated as part of the Company's growth strategy. There can be no assurance that the Company will be able to integrate and manage successfully the assets and personnel of, or provide services profitably to, its affiliated practices. In addition, there can be no assurance that the Company's establishment of affiliation arrangements will not result in a loss of patients by any of the Affiliated Practices or other unanticipated adverse consequences. Moreover, there can be no assurance that the Company's personnel, systems and infrastructure will be sufficient to permit effective and profitable management of Affiliated Practices or to implement effectively the Company's strategies.

     Risks Associated with Affiliation and Expansion Strategy. A primary element of the Company's growth strategy is to acquire certain assets of, and affiliate through service agreements with, selected musculoskeletal practices in targeted markets. The Company's strategy also involves assisting Affiliated Practices in recruiting physicians and, to the extent permitted by applicable law, either developing or contracting with facilities that provide ancillary services such as outpatient surgery, outpatient imaging, pain management, rehabilitation therapy and orthotics, and contracting with associated providers. Identifying appropriate physician group practices, individual physicians and ancillary facilities and proposing, negotiating and implementing economically attractive affiliations with such practices, physicians and facilities can be a lengthy, complex and costly process. The failure of the Company to identify and effect additional affiliations would have a material adverse effect on the Company. In addition, the Company is a party to a credit facility that places certain limitations upon the number of affiliations the Company can effect in any year and the terms of any future affiliations. Moreover, there can be no assurance that future affiliations, if any, will contribute to the Company's profitability or otherwise facilitate the successful implementation of the Company's overall strategy.

     The Company's ability to expand is also dependent upon the health care regulatory environment, which is subject to change. There can be no assurance that application of current laws or changes in legal requirements will not adversely affect the Company or its ability to expand. See "Risk Factors -- Extensive Government Regulation" and "Government Regulation and Supervision" in this Item.

     Dependence on Affiliated Practices and Physicians. The Company's operations are entirely dependent on its continued affiliation through the Service Agreements with the Affiliated Practices and on the success of the Affiliated Practices. One of the Affiliated Practices, Reconstructive Orthopaedic Associates II, P.C. ("ROA"), contributed approximately 22%, of the fees (excluding fees relating to the reimbursement of clinic expenses and fees relating to physicians formerly practicing with ROA who formed 3B Orthopaedics, P.C. ("3B Orthopaedics") on July 1, 1997) paid to the Company by all of the Affiliated Practices during 1997. Although, in most instances absent a default by the Company, the termination of a service agreement by an Affiliated Practice prior to the end of its stated term and particularly during the early years of the contract would require the Affiliated Practice to make a significant payment to the Company, the termination of any of the Service Agreements with any of the Affiliated Practices could have a material adverse effect on the Company. For a description of the Service Agreements, see "Business -- Contractual Agreements with Affiliated Practices" in this Item. For a discussion of circumstances under which a service agreement may be rendered unenforceable, see "Government Regulation" in this Item.

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

     An Affiliated Practice that accounts for less than two percent of the Company's total Base Service Fees sent a letter to the Company in March 1998 alleging that the Company has defaulted under several provisions of the Service Agreement and that it intends to exercise its termination rights under the agreement if the alleged defaults are not cured within 60 days. The Company believes it is fulfilling its obligations under the Service Agreement and is seeking to amicably resolve the matter. Although the Company does not believe that a termination or restructuring of the Service Agreement would, over the long term, have a material adverse effect on the Company, any such termination or restructuring could adversely affect operating results in the period in which it occurs.

     Risk of Changes in Payment for Medical Services. The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. Further reductions in payments to health care providers or other changes in reimbursement for health care services could have a material adverse effect on the Affiliated Practices and, as a result, on the Company. These reductions could result from changes in current reimbursement rates or from a shift in clinical protocols to non-surgical solutions to musculoskeletal conditions. There can be no assurance that the Company will be able to offset successfully any or all of the payment reductions that may occur.

     The federal government has implemented, through the Medicare program, a resource-based relative value scale ("RBRVS") payment methodology for physician services and other outpatient services. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year and is subject to increases or decreases at the discretion of Congress. To date, the implementation of RBRVS has reduced payment rates for certain of the procedures historically provided by the Affiliated Practices. Further reductions could significantly affect the Affiliated Practices, each of which derives a significant portion of its revenue from Medicare. Moreover, the Balanced Budget Act of 1997 may result in further reductions in Medicare reimbursement, particularly for surgical services. For the year ended December 31, 1997, the net revenue from Medicare constituted approximately 22% of the aggregate net revenue of the Affiliated Practices. Payment systems similar to RBRVS have also been adopted by certain private third-party payors and may become a predominant payment methodology. Wider-spread implementation of such programs would reduce payments from private third-party payors, and could indirectly reduce revenue to the Company.

     Physician reimbursement rates paid by private third-party payors, including those that provide Medicare supplemental insurance, are most typically based on established provider charges and, although more private payors are adopting RBRVS-type reimbursement or other managed care-type restrictions on reimbursement, such rates still are generally higher than Medicare payment rates. A change in the payor mix of any of the Affiliated Practices could have a material adverse effect on the Affiliated Practices and, as a result, on the Company. See "Government Regulation and Supervision" in this Item.

     Extensive Government Regulation. The delivery of health care, including the relationships among practitioners such as physicians and other clinicians, is subject to extensive federal and state regulation. Much of this regulation, particularly in the area of patient referral, is complex and open to different interpretations. While the Company believes that its operations are conducted in material compliance with applicable laws, there can be no assurance that a review of such operations by federal or state judicial or regulatory authorities will not result in a determination that the Company or one of its Affiliated Practices has violated one or more provisions of federal or state law. Any such determination could have a material adverse effect on the Company.

     The federal and state laws to which the Company and its Affiliated Practices are subject cover a broad range of activities. Among other things, these laws (i) prohibit the filing of false or other improper medical claims,
(ii) prohibit "kickback" and similar activities intended to induce patient referrals or the ordering of reimbursable items or services,

(iii) prohibit physicians from making referrals to health care providers with which the physicians have a financial relationship, (iv) prohibit fee-splitting under certain circumstances and (v) prohibit corporations from engaging in the practice of medicine. In addition, a variety of laws of general applicability, including antitrust, insurance, environmental, occupational safety, employment, medical leave, and civil rights laws, have a restrictive effect on the operations and activities of the Company and its Affiliated Practices. Violations of the laws to which the Company and its Affiliated Practices are subject can result in severe adverse consequences, including civil or criminal penalties (such as imprisonment and fines), exclusion from participation in Medicare and Medicaid programs or other federally funded health care programs, and censure or delicensing of physician-violators. See "Business -- Government Regulation and Supervision."

     In addition to extensive existing government health care regulation, in the recent past there have been numerous initiatives on the federal and state levels for comprehensive or incremental reforms affecting the payment for and availability of health care services. While it is uncertain what legislative proposals will be enacted in the future, many of the proposals under consideration, including those that would reduce Medicare and Medicaid payments or impose additional prohibitions on ownership by health care providers, could have a material adverse effect on the Company if they are enacted. See "Risk Factors -- Risks Associated With Affiliation and Expansion Strategy," "Risk Factors --Risk of Changes in Payment for Medical Services" and "Government Regulation and Supervision" in this Item.

     Health care also is subject to the application of the federal and state antitrust laws that address both market concentration and conduct within a market that may be deemed to restrain trade. Federal antitrust concerns address market share, which is dependent on frequently contested assessments of the nature of the product or service market and the scope of the geographic market. Although the Company believes that it is not in violation with the antitrust laws, future enforcement interpretations or initiatives could subject it to investigational oversight and potential challenge, which could have a material adverse effect on the Company.

     Several states have enacted legislation prohibiting the provision of "employee leasing services" without a license. The Company is in the process of evaluating the application of such laws to its provision of non-physician personnel to physician practices under its Service Agreements, and intends to seek licensure where appropriate. There can be no assurance that, if the Company seeks to obtain a license in a particular state, the Company's application will be approved. Failure to obtain a license to provide employee leasing services where required may result in civil or criminal penalties and may affect the Company's ability to provide personnel in accordance with the terms of the Service Agreements, which could have a material adverse effect on the Company.

     Dependence on Information Systems. The Company's success is largely dependent on its ability to implement new information systems and to interface these systems with the Affiliated Practices' existing practice management, financial and clinical information systems. In addition to their integral role in helping the Affiliated Practices realize operating efficiencies, such systems are critical to negotiating, pricing and managing capitated managed care contracts. The Company will need to continue to invest in, and administer, sophisticated management information systems to support these activities. The Company may experience unanticipated delays, complications and expenses in implementing, integrating and operating such systems. Furthermore, such systems may require modifications, improvements or replacements as the Company expands or if new technologies become available. Such modifications, improvements or replacements may require substantial expenditures and may require interruptions in operations during periods of implementation. The failure to implement successfully and maintain adequate practice management, financial and clinical information systems would have a material adverse effect on the Company. See "Risk Factors -- Risks Associated with Managed Care Contracts" and "Operations" in this Item.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using the "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has initiated an internally-managed Year 2000 program designed to ensure that there is no adverse effect on the Company's core business operations and transactions with customers, suppliers and financial institutions. The Company has determined that it will need to modify or replace some portions of the practice management systems at its Affiliated Practices so that the systems will function properly with respect to dates in the year 2000 and beyond. The cost of these Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position. However, the Company seeks to expand its business through additional affiliations, and there can be no assurance that systems at practices that affiliate with the Company in the future will be Year 2000 compliant or, if not Year 2000 compliant, will be converted on a timely basis. The Company also has initiated discussions with its significant suppliers to determine whether those parties will be subject to the Year 2000 issue where their systems interface with the Company's systems or otherwise have an impact on Company operations. The Company is assessing the extent of which its operations are vulnerable should its suppliers fail to remediate properly their computer systems.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns with respect to its internal systems and those of its Affiliated Practices, there can be no guarantee that the systems of other entities on which the Company's systems and operations rely will be converted on a timely basis. The failure of such other entities to remediate any Year 2000 issue on a timely basis could have a material adverse effect on the Company.

     Need for Additional Funds. The Company's affiliation and expansion strategy will require substantial capital, and the Company anticipates that it will, in the future, seek to raise additional funds through debt financing or the issuance of equity or debt securities. There can be no assurance that sufficient funds will be available on terms acceptable to the Company, if at all. If equity securities are issued, either to raise funds or in connection with future affiliations, dilution to the Company's stockholders may result, and if additional funds are raised through the incurrence of debt, the Company may become subject to restrictions on its operations and finances. Such restrictions may have an adverse effect on, among other things, the Company's ability to pursue its affiliation strategy. The Company's bank credit facility places certain limitations on the number of affiliations the Company can effect in any year and the terms of the future affiliations. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Risks Associated with Managed Care Contracts. As an increasing percentage of patients enter into health care coverage arrangements with managed care payors, the Company believes that its success will be, in part, dependent upon the Company's ability to negotiate contracts with HMOs, employer groups and other private third-party payors on behalf of practices affiliated with the Company. The inability of the Company to enter into satisfactory arrangements with such payors in the future on behalf of practices affiliated with the Company could have a material adverse effect on the Company.

     In certain instances, the Company has assisted certain of its Affiliated Practices in negotiating contracts providing a fixed global fee for each episode of care covering hip replacement, spinal fusion, laminectomy, discectomy, anterior cruciate ligament repair, arthroscopy and foot and ankle procedures. Certain Affiliated Practices also have other capitated fee arrangements that existed prior to affiliation with the Company. The Company has been successful in negotiating per member per month increases in certain of these existing capitated arrangements for certain Affiliated Practices. The Company anticipates that its Affiliated Practices may enter into additional contracts based on capitated and global fee arrangements in the future. Under an episode of care contract, the payor pays the surgeon a global fee which encompasses all services required for that episode of care. To the extent the surgeon, with the Company's assistance, manages the costs and utilization of the resources required to provide the care, the surgeon typically earns additional compensation over and above the normal professional fees. Other types of fee arrangements that may be entered into include a capitated fee arrangement under which a provider agrees to provide its specialty services to a defined population of members for a fixed fee. The fee is normally negotiated on a per member per month basis. Health care providers under these contracts or arrangements bear the risk, generally subject to certain loss limits, that the aggregate costs of providing medical services will exceed the premiums received. To the extent that patients or enrollees covered by such contracts require more frequent or more extensive care than anticipated, there could be a material adverse effect on a practice affiliated with the Company, and, therefore, on the Company. In the worst case, revenue negotiated under these contracts would be insufficient to cover the costs of the care provided. Any such reduction or elimination of earnings to the Affiliated Practices could have a material adverse effect on the Company. See "Payor Contracting" in this Item.

     Several states have adopted regulations prohibiting physicians from entering into capitated payment or other risk sharing contracts except through HMOs or insurance companies. In addition, some states have subjected physicians and physician networks to applicable insurance laws and regulations which provide for, among other things, minimum capital requirements and other safety and soundness requirements. The inability of practices affiliated with the Company to enter into capitated or episode of care arrangements or the costs of compliance with insurance laws and regulations would have a material adverse effect on the Company. See "Government Regulation and Supervision - Insurance Laws" in this Item.

     Generally, there is no certainty that the Company and practices affiliated with the Company will be able to establish or maintain satisfactory relationships with managed care and other third-party payors, many of which already have existing provider structures in place and may not be able or willing to change their provider networks. In addition, any significant loss of revenue by the practices affiliated with the Company as a result of the termination of third-party payor contracts or otherwise would have a material adverse effect on the Company.

     Competition. Competition for affiliation with additional musculoskeletal practices is intense and may limit the availability of suitable practices with which the Company may be able to affiliate. Several companies with established operating histories and greater resources than the Company, including physician practice management companies and some hospitals, clinics and HMOs, are pursuing activities similar to those of the Company. There can be no assurance that the Company will be able to compete effectively with such competitors, that additional competitors will not enter the market or that such competition will not make it more difficult and costly to acquire the assets of, and provide management services to, musculoskeletal medical practices on terms beneficial to the Company. The Company also believes that changes in government and private reimbursement policies, among other factors, have resulted in increased competition among providers of medical services to consumers. There can be no assurance that the Company's Affiliated Practices will be able to compete effectively in the markets they serve. See "Competition" in this Item.

     Dependence Upon Key Personnel. The Company is dependent upon the ability and experience of Kerry R. Hicks, its President and Chief Executive Officer, and its other executive officers and key personnel for the management of the Company and the implementation of its business strategy. The Company currently has employment contracts with each of its executive officers. Because of the difficulty in finding adequate replacements for such personnel, the loss of the services of any such personnel or the Company's inability in the future to attract and retain management and other key personnel could have a material adverse effect on the Company.

     Potential Liability and Insurance; Legal Proceedings. The provision of medical services by physicians entails an inherent risk of exposure to professional malpractice claims and other similar claims. While the Affiliated Practices generally maintain malpractice insurance, there can be no assurance that any claim asserted against any of the Affiliated Practices or any other practice that may affiliate with the Company in the future will be covered by, or will not exceed the coverage limits of, applicable insurance. A successful malpractice claim against any practice affiliated with the Company, even if covered by insurance, could have a material adverse effect on such practice and, as a result, on the Company.

     The Company does not engage in the practice of medicine; however, the Company could be implicated in professional malpractice and similar claims, and there can be no assurance that claims, suits or complaints relating to services delivered by practices affiliated with the Company (including claims with regard to services rendered by a practice prior to its affiliation with the Company) will not be asserted against the Company in the future. Although the Company has attempted to address this risk by maintaining insurance, there can be no assurance that any claim asserted against the Company for professional or other liability will be covered by, or will not exceed the coverage limits of, such insurance. The Company's medical professional liability insurance provides coverage of up to $5.0 million per incident, with maximum coverage of $5.0 million per year. The Company's general liability insurance provides coverage of up to $5.0 million per incident, with maximum coverage of $5.0 million per year.

     The availability and cost of professional liability insurance have been affected by various factors, many of which are beyond the control of the Company. There can be no assurance that the Company will be able to maintain insurance in the future at a cost that is acceptable to the Company, or at all. Any claim made against the Company not fully covered by insurance could have a material adverse effect on the Company. See "Corporate Liability and Insurance," in this Item.

     Risks Related to Purchase of Receivables. The Service Agreements provide that the Company will acquire each Affiliated Practice's accounts receivable each month. The purchase price for such accounts receivable generally equals the gross amounts of the accounts receivable recorded each month, less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the practice's historical collection rate, as determined by the Company. The Company generally also bears the collection risk with respect to outstanding receivables acquired in connection with an affiliation. To the extent that the Company's actual collections are less than the amounts paid for the receivables, or if payment of receivables is not made on a timely basis, the Company could be materially adversely affected. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Contractual Agreements with Affiliated Practices" in this Item.

     Possible Volatility of Stock Price. The market price of the Company's Common Stock may fluctuate substantially in response to variations in the Company's operating and financial results, changes in earnings estimates by securities analysts, general economic and market conditions, and other factors. Variations in the Company's operating and financial results may be caused by the timing of practice affiliations and by the timing and volume of musculoskeletal procedures, among other things. See Item 5 -- "Market for Registrant's Common Stock and Related Stockholder Matters."

Item 2. Properties

     The Company has a five-year lease for its approximately 12,000 sq. foot headquarters facility in Lakewood, Colorado, which expires on March 15, 2001. The Company has entered into leases for the facilities utilized by the Affiliated Practices for annual lease payments of approximately $5.9 million. Several of the leases involve properties owned by physician owners of the Affiliated Practices.

Item 3. Legal Proceedings

     Currently, no legal proceedings are pending against the Company. However, there can be no assurance that claims will not be asserted against the Company in the future. The Company may become subject to certain pending claims as the result of successor liability in connection with the assumption of certain liabilities of the Affiliated Practices; nevertheless, the Company believes it is unlikely that the ultimate resolution of such claims will have a material adverse effect on the Company.

     The Company has been advised that the Department of Health and Human Services is conducting an inquiry regarding Reconstructive Orthopaedic Associates, Inc., a practice whose assets were acquired through merger with the Company, and physicians formerly associated with that practice, including Richard H. Rothman, M.D., Ph.D., Chairman of the Board of the Company, and Robert E. Booth, Jr., M.D., a director of the Company. The inquiry appears to be concerned with the submission of claims for Medicare reimbursement by the practice prior to the affiliation of ROA with the Company. The Department of Health and Human Services has not contacted the Company in connection with the inquiry.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

         The following table sets forth certain information concerning the executive officers of the Company:


NAME                                        AGE      POSITION
Kerry R. Hicks...........................   38       President, Chief Executive Officer
Patrick M. Jaeckle.......................   39       Executive Vice President - Finance/Development,
                                                        Secretary and Director
Michael E. West..........................   38       Senior Vice President - Operations
D. Paul Davis............................   40       Senior Vice President - Finance
Peter A. Fatianow........................   34       Vice President - Development
David G. Hicks...........................   39       Vice President - Management Information Systems
Timothy D. O'Hare........................   45       Vice President - Payor Operations


KERRY R. HICKS, a founder of the Company, has served as President and Chief Executive Officer and as a director of the Company since its inception in December 1995. From 1985 to March 1996, Mr. Hicks served as Senior Vice President of LBA Health Care Management ("LBA"), a developer of health care and management information services. LBA provided management consulting services (including orthopaedic projects) to medical centers to support the purchasing, planning, marketing and delivery of health care. Mr. Hicks was principally responsible for developing LBA's orthopaedic product line and its information systems. LBA's orthopaedic product line established quality and cost benchmarks and developed clinical protocols and patient care algorithms intended to enhance both the quality and effectiveness of the delivery of orthopaedic care.

PATRICK M. JAECKLE, a founder of the Company, has served as Executive Vice President - Finance/Development and as a director of the Company since its inception in December 1995. From February 1994 to March 1996, Dr. Jaeckle served as director of health care corporate finance at Morgan Keegan & Company, Inc., a regional investment banking firm. Prior to February 1994, Dr. Jaeckle was a member of the health care investment banking groups at both Credit Suisse First Boston Corporation (from June 1992 to February 1994) and Smith Barney, Inc. (from May 1991 to June 1992). Dr. Jaeckle holds an M.B.A. degree from Columbia Business School, a D.D.S. degree from Baylor College of Dentistry and a B.A. degree from The University of Texas at Austin.

MICHAEL E. WEST has served as Senior Vice President - Operations since
August 1997. From 1990 to July 1997, Mr. West served as a consultant for Medical Group Services, LLC, a health care practice management firm. Mr. West received a B.B.A. in accounting and management from James Madison University. He is a certified public accountant.

D. PAUL DAVIS has served as Senior Vice President - Finance since June 1997 and served as Vice President of Finance from March 1996 until June 1997. He also served as the Company's controller from March 1996 until September 1997. From January 1993 to March 1996, Mr. Davis served as Vice President of Finance for Surgical Partners of America, Inc. From April 1987 to January 1993, he served as Chief Financial Officer for Anesthesia Service Medical Group, Inc. Mr. Davis received a B.S. degree in Accounting from the University of Utah. He is a certified public accountant and a certified management accountant.

PETER A. FATIANOW has been Vice President - Development of the Company since March 1996. From July 1994 to February 1996, Mr. Fatianow worked at Morgan Keegan & Company, Inc., most recently as an Associate Vice President in health care corporate finance. From July 1992 to July 1994, Mr. Fatianow was a member of the health care investment banking group at Credit Suisse First Boston Corporation in New York. Mr. Fatianow received a B.S. degree in Business Management with an emphasis in Finance from Brigham Young University.

DAVID G. HICKS has served as Vice President - Management Information
Systems of the Company since March 1996. From November 1994 to March 1996, Mr. Hicks worked as Manager of Information Technology for the Association of Operating Room Nurses, responsible for information technology maintenance and development. From February 1993 to November 1994, he served as Manager of Information Systems Administration for Coors Brewing Company, and from January 1982 to February 1993, Mr. Hicks served as Manager of Internal Systems for Martin Marietta Data Systems. Mr. Hicks received a B.S. degree in Management Information Systems from Colorado State University.

TIMOTHY D. O'HARE has been Vice President - Payor Operations since August
1996. From May 1994 to July 1996, Mr. O'Hare served as Executive Director of Kaiser Foundation HealthPlan of North Carolina, where his responsibilities included the negotiation of capitated and incentive contracts with hospitals, physician hospital organizations and physician group practices. From April 1987 to May 1994, Mr. O'Hare served as Vice President/Executive Director of CIGNA Health Care of North Carolina. From March 1986 to April 1987, Mr. O'Hare served as Vice President of Operations for Preferred Health Network. Mr. O'Hare received a B.S. degree from Virginia Polytechnic Institute and State University and a M.H.A. degree from Virginia Commonwealth University.

Kerry R. Hicks and David G. Hicks are brothers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Since February 7, 1997, the Common Stock has been quoted on the Nasdaq Stock Market under the symbol "SCNI." The following table sets forth the high and low sales prices for the Common Stock for the quarters indicated as reported on the Nasdaq Stock Market.


                                                         High           Low
                                                         ----           ---
Year Ending December 31, 1997
  First Quarter(1)...............................       $10 5/8        $ 8
  Second Quarter.................................        12 1/2          7 5/8
  Third Quarter..................................        13 3/4         10 7/8
  Fourth Quarter.................................        14             10 3/4

(1) Represents trading of the Common Stock from February 7, 1997 through March 31, 1997.

     The Company has never paid or declared any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business. The Company's credit facility with a bank prohibits the payment of any dividends without written approval from the bank.

     On November 16, 1997, the Company acquired, through a merger and asset purchases, the assets of certain physician practices, a related surgery center and physical therapy facilities in Fairfield, California. In connection with the transactions, the Company issued an aggregate of 226,181 shares of Common Stock to the physician owners of the practice and the owners of both the surgery center and physical rehabilitation centers.

     The Company effected the foregoing transactions in reliance on the exemption from registration provided under Sections 4(2) under the Securities Act of 1933 (the "Act"). The Company believes that the transactions complied with the requirements of Rule 506 under the Act.

Item 6.  Selected Financial Data


Statement of Operations Data

                                                   Year Ended            Year Ended          Period Ended
                                               December 31, 1997      December 31, 1996    December 31, 1995
                                               -----------------      -----------------    -----------------
Revenue:
     Service fees                                 $ 45,966,531           $  4,392,050           $     --
     Other                                           3,689,390                   --                   --
                                                  ------------           ------------           ----------
                                                    49,655,921              4,392,050                 --

Costs and expenses:
     Clinic expenses                                31,644,618              2,820,743                 --
     General and administrative expenses             7,861,015              3,770,263                 --
                                                  ------------           ------------           ----------
     Total expenses                                 39,505,633              6,591,006                 --

Income (loss) from operations                       10,150,288             (2,198,956)                --
Other:
     Interest income                                   536,180                 11,870                 --
     Interest expense                                 (942,144)               (90,368)                --
                                                  ------------           ------------           ----------
Income (loss) before income taxes                    9,744,324             (2,277,454)                --
Income tax (expense) benefit                        (3,873,926)               506,071                 --
                                                  ------------           ------------           ----------
Net income (loss)                                 $  5,870,398           $ (1,771,383)
                                                  ============           ============           ==========

Net income (loss) per common share (basic)(1)     $       0.38           $      (0.16)          $     --
                                                  ============           ============           ==========

Weighted average number of common shares
     used in computation (basic)(1)                 15,559,368             11,422,387                 --
                                                  ============           ============           ==========

Net income (loss) per common share (diluted)(1)   $       0.37           $      (0.14)          $     --
                                                  ============           ============           ==========

Weighted average number of common
     share and common share equivalents
     used in computation (diluted)                  16,071,153             12,454,477                 --
                                                  ============           ============           ==========


Balance Sheet Data
                                             December 31, 1997        December 31, 1996        December 31, 1995
                                             -----------------        -----------------        -----------------
Working capital (deficit)                       $  21,924,386            $  7,637,724               $(27,894)
Total assets                                      140,301,650              16,013,125                 40,684
Total long-term debt                               33,885,141               5,142,450                   --


(1) The 1996 net income (loss) per share and weighted average share amounts have been restated to comply with Statement of Financial Accounting Standards
    No. 128, Earnings Per Share.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

     Specialty Care Network is a physician management company that focuses on musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and related connective tissues. The Company was incorporated in 1995 but did not conduct any significant operations until November 1996, when it affiliated with the five practices (the "Initial Affiliated Practices") following a series of transactions by which the Company acquired substantially all of the assets and certain liabilities of the predecessors to the Initial Affiliated Practices (the "Initial Affiliation

Transactions"). Thereafter, the Company affiliated with 16 additional practices that have an aggregate of 92 physicians. In addition, the Company has assisted the Affiliated Practices in recruiting orthopaedic and other musculoskeletal physicians to join the Affiliated Practices. Prior to their affiliations with the Company, the Affiliated Practices were established businesses engaged in the provision of musculoskeletal care as separate, independent entities (other than 3B Orthopaedics, whose physicians were formerly part of ROA). The Affiliated Practices currently conduct business as separate entities obtaining services from the Company pursuant to Service Agreements with the Company.

     The Company has entered into Service Agreements with the Affiliated Practices, pursuant to which the Company, among other things, provides facilities and management, administrative and development services, and employs most non-physician personnel, in return for specified service fees. Such fees are payable monthly and generally consist of the following: (i) service fees based on a percentage (The "Service Fee Percentage") ranging from 20% to 50% of the Adjusted Pre-Tax Income of the Affiliated Practices (defined generally as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Affiliated Practices, not including physician owner compensation or most benefits to physician owners ("Clinic Expenses" as defined more fully in the Service Agreements)) and (ii) amounts equal to Clinic Expenses. Generally, for the first three years following affiliation, the portion of the service fee described under clause (i) is subject to a fixed dollar minimum (the "Base Service Fee"), which generally was determined by applying the respective Service Fee Percentage to Adjusted Pre-Tax Income for each Affiliated Practice for the 12 months prior to affiliation. The annual base service fees for all of the current Affiliated Practices are approximately $19 million in the aggregate. In addition, with respect to its management (and, in certain instances, ownership) of certain facilities and ancillary services associated with certain of the Affiliated Practices, the Company receives fees based on a percentage of net revenue or pre-tax income related to such facilities and services.

     Net revenue of the Company consists of service fees (including reimbursement of Clinic Expenses) paid by the Affiliated Practices pursuant to the Service Agreements. Significant factors that influence revenue of the Affiliated Practices include patient volume, number of physicians, specialty and subspecialty mix, payor mix and associated ancillary services. The Company assists the Affiliated Practices by providing management, capital and other resources required to develop new ancillary services, by assisting in the recruitment of additional physicians and by assisting in the procurement of managed care contracts.

     The operating expenses incurred by the Company include the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical practices of the Affiliated Practices and depreciation and amortization of assets. The Company will seek to reduce certain operating expenses, as a percentage of net revenue, through purchase discounts, economies of scale and standardization of best practices. The negotiated amounts of the Company's Service Fee Percentages with Affiliated Practices also will affect the Company's operating expenses, measured as a percentage of net revenue. In addition to the operating expenses discussed above, the Company incurs personnel and administrative expenses in connection with its corporate offices, which provide management, administrative and development services to the Affiliated Practices.

Accounting Treatment

     The acquisition of the assets and assumption of certain liabilities of the predecessors to the Initial Affiliated Practices (the "Predecessor Practices") were accounted for by the Company at the transferors' historical cost basis. The Common Stock issued in exchange for those assets was recorded by SCN at the Predecessor Practices' historical cost. The beginning net assets of approximately $5.5 million recorded by the Company with respect to the Initial Affiliation Transactions reflect, in the opinion of management, adjustments necessary to present these balances in conformity with generally accepted accounting principles. In accordance with Staff Accounting Bulletin No. 48, the physician owners of the Predecessor Practices were deemed to function as promoters in the Initial Affiliation Transactions. Cash consideration given in those acquisitions has been treated for accounting purposes as a dividend from SCN to the physician owners who received cash.

     The acquisition of assets in 1997 in connection with the Company's affiliation with the other Affiliated Practices was accounted for by the purchase method. Future acquisitions will most likely be accounted for by the purchase method.

     Cost of obtaining Service Agreements ("Service Agreement Intangible Assets") are amortized over the life of the agreements, which are generally forty years. The Company reviews its long-lived assets quarterly, including Service Agreements and goodwill, pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Intangible assets associated with each Affiliated Practice are reviewed separately because the operations and cash flows of each Affiliated Practice are independent of each other. The evaluation of the recoverability of long-lived assets, including Service Agreement Intangible Assets, is significantly affected by estimates of future cash flows from each of the Company's Affiliated Practices. If estimates of future cash flows from operations decrease in the future, the Company may be required to write down the carrying value of its long-lived assets. Any such write-down could have a material adverse effect on the Company's results of operations. Intangible and other long-lived assets are allocated to each Affiliated Practice based on the specific identification methodology.

     The Company accounts for its stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In 1995, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("FASB No. 123"), was issued, whereby companies may elect to account for stock-based compensation expense using a fair market value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. Currently, the Financial Accounting Standards Board has added to its agenda a project regarding certain APB No. 25 issues including such items as incorporating the FASB No. 123 grant date definition into APB No. 25, readdressing the criteria under which broad-based plans qualify for noncompensatory accounting and defining what constitutes employees. The resolution of these issues could result in the revision of the Company's accounting for stock-based compensation arrangements.


Results of Operations

Year Ended December 31, 1997

     During 1996, the Company was in its start-up phase and, consequently, the 1996 results are not comparable with the 1997 results.

     For 1997, the Company had service fees revenues of approximately $46.0 million, including reimbursement of clinic expenses. Of this amount, approximately $17.6 million in service fees were derived from practices that affiliated with the Company during 1997. The Company also generated other revenues totaling approximately $3.7 million, which consist mainly of business consulting fees, medical director fees and miscellaneous revenue, of which approximately $.5 million is derived from ongoing operations and may be deemed recurring.

     During 1997, the Company incurred costs and expenses totaling approximately $39.5 million, of which approximately $7.9 million are general and administrative expenses, principally comprised of personnel and administrative expenses relating to the provision of services to the Affiliated Practices. In addition, approximately $1.2 million of such expenses constitutes amortization expense relating to the costs and expenses incurred in the Service Agreement Intangible Asset.

     In 1997, the Company incurred approximately $942,000 of interest expense on weighted average outstanding debt of approximately $14.7 million. At the end of 1997, outstanding indebtedness on the Company's bank line of credit was approximately $33 million.

Year Ended December 31, 1996

     Prior to November 12, 1996, the Company had not entered into any service agreements and, consequently, generated no revenue. For the period from January 1, 1996 through October 31, 1996, the Company incurred a pre-tax loss of approximately $2.9 million, reflecting management salaries, business start-up expenses and travel, legal and accounting costs associated with the Initial Affiliation Transactions. For the period from November 1, 1996 through December 31, 1996, the Company generated net revenue, including reimbursement of clinic expenses, of approximately $4.4 million and pre-tax income of approximately $611,000. The income tax benefit reflected in the Company's statement of operations differs from amounts currently payable because certain revenue and expenses are reported differently in the statement of operations than they are for tax filing purposes. For the year ended December 31, 1996, the Company's effective tax rate was (22.2%). See "Liquidity and Capital Resources" below for additional information.

     The following table presents certain statement of operations data for the year ended December 31, 1996, for the ten months ended October 31, 1996, during which the Company did not conduct any significant operations and devoted most of its efforts toward completing the Initial Affiliation Transactions, and for the two months ended December 31, 1996, which includes operations following the affiliation with the Initial Affiliated Practices on November 12, 1996.


                                                  Ten Months                Two Months               Twelve Months
                                                     Ended                     Ended                     Ended
                                               October 31, 1996          December 31, 1996         December 31, 1996
                                             --------------------     ----------------------     ---------------------
 Revenue:
     Service fees                                 $      --                $ 4,392,050                 $ 4,392,050
     Other                                               --                       --                          --
                                                  -----------              -----------                 -----------
                                                         --                  4,392,050                   4,392,050

Costs and expenses:
     Clinic expenses                                     --                  2,820,743                   2,820,743
     General and administrative expenses            2,845,973                  924,290                   3,770,263
                                                  -----------              -----------                 -----------
                                                    2,845,973                3,745,033                   6,591,006

Income (loss) from operations                      (2,845,973)                 647,017                  (2,198,956)
Other:
     Interest income                                    6,070                    5,800                      11,870
     Interest expense                                 (48,760)                 (41,608)                    (90,368)
                                                  -----------              -----------                 -----------
Income (loss) before income taxes                 ($2,888,663)             $   611,209                 $(2,277,454)
                                                  ===========              ===========                 ===========


Liquidity and Capital Resources

     During 1996, the Company financed its operations with private placements of convertible debt and equity and with bank borrowings. The Company received net proceeds from private placements of convertible subordinated debt and equity in an aggregate amount of approximately $2.5 million. SCN utilized bank borrowings under a credit facility with a bank (the "Credit Facility") of approximately $1.7 million to effect the Initial Affiliation Transactions in November 1996.

     In February and March 1997, the Company received net proceeds from its initial public offering of approximately $22.2 million. Approximately $5.6 million of the proceeds were utilized to repay all outstanding borrowings under the Credit Facility. The Company utilized $16.4 million of the proceeds of the offering and approximately $29 million under the Credit Facility in connection with its affiliation with additional practices subsequent to the Company's initial public offering.

     In November, 1997, the Credit Facility was restated to permit maximum borrowings of $75 million, subject to certain limitations. The Credit Facility may be used (i) to fund the cash portion of affiliation transactions and (ii) for the development of musculoskeletal focused surgery centers and other ancillary service capabilities. The Company can elect to borrow on the Credit Facility at a floating rate based on the prime rate plus an adjustable applicable margin, if any, of up to 0.75% or at a rate based on LIBOR plus an adjustable applicable margin of 1.00% to 2.25% (in each case, the amount of the margin is based on the Company's ratio of funded debt to consolidated cash flow (as defined)). At December 31, 1997, the Company had $33 million outstanding under the Credit Facility, and the effective rate of interest under the Credit Facility was approximately 7.6% per annum. The Credit Facility is secured by substantially all of the assets of the Company and contains several affirmative and negative covenants, including covenants limiting the Company's ability to incur additional indebtedness, limiting the Company's ability to and restricting the terms upon which the Company can affiliate with physician practices in the future, prohibiting the payment of cash dividends on, and the redemption or repurchase of, the Company's Common Stock and requiring the maintenance of certain ratios and stockholders equity. The per annum commitment fee on the unused portion of the Credit Facility is a maximum of .35% per annum if the Company's leverage coverage (the ratio of funded debt to consolidated cash flow) is equal to or greater than 2.50, subject to incremental reduction to a minimum of .20% per annum if the Company's leverage coverage is less than 1.00.

     In connection with The Specialists Orthopaedic Medical Corporation affiliation transactions, the Company agreed to make a $750,000 loan to Specialist-SCN LLC, a California limited liability company (the "LLC Company"). The LLC Company was organized on November 7, 1997 pursuant to an operating agreement by and among the LLC Company, the Company and four physicians. The Company has a 50% membership interest in the LLC Company. The physicians who own 50% membership interests in the LLC Company have severally guaranteed up to $375,000 of any loan obligations of the LLC Company to the Company. The LLC Company intends to purchase land necessary for the development for an orthopedic hospital which will be operated by the LLC Company.

     In connection with the Initial Affiliation Transactions and one other affiliation transaction, the Company loaned funds to certain physician owners of the relevant Affiliated Practices. As of December 31, 1997, the Company had loans outstanding of approximately $915,000 to certain of these physician owners. The loans bear interest at a floating rate based on prime plus 1.25% and generally mature at the earlier of the date on which any shares of Common Stock held by the physicians (i) are sold pursuant to a registration statement filed with the Commission or (ii) may otherwise be sold pursuant to Rule 144 under the Securities Act of 1933. The loans are secured by a portion of the Common Stock owned by the physician owners.

     Pursuant to the Service Agreements with the Affiliated Practices, the Company purchases, subject to adjustment, the accounts receivable of the Affiliated Practices monthly and anticipates that it will have a similar obligation under service agreements entered into in the future. The purchase price for such accounts receivable generally equals the gross amounts of the accounts receivable recorded each month, less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the practice's historical collection experience, as determined by the Company. However, the Company and certain Affiliated Practices are currently making periodic adjustments so that amounts paid by the Company for the accounts receivable are adjusted upwards or downwards based on the Company's actual collection experience. While the Company believes, based on its discussions with the other Affiliated Practices, that this arrangement is acceptable to them, the Company cannot assure that this arrangement will be effected in all cases. The Company generally bears the collection risk with respect to outstanding receivables acquired in connection with an affiliation. The Company expects to use working capital to fund its obligation to purchase, subject to adjustment, the accounts receivable on an ongoing basis. No adjustments will be made to reflect financing costs related to the carrying of such receivables by the Company.

     In connection with its Affiliation Transactions, the Company recorded deferred income taxes associated with book and tax temporary differences in accordance with Statement on Financial Accounting Standards No. 109. These liabilities are principally attributable to the temporary differences associated with identifiable intangible assets and the assumption by the Company of certain cash basis net assets of the Predecessor Practices. At December 31, 1997, the deferred taxes related to these items were approximately $31.1 million and $3.1 million, respectively. The deferred taxes associated with identifiable intangible assets are payable over the amortizable life of the intangible asset while those related to the cash basis net assets are payable over a four-year period commencing in the year of affiliation. Based on current levels of operation, it is anticipated that 1998 cash payments to taxing authorities will exceed income tax expense reflected on the Company's statement of operations by approximately $2.2 million. Additional acquisitions of practice assets will most likely increase the estimate significantly.

     Management believes that funds available under the Company's line of credit and cash flow from operations will be sufficient to fund the Company's operations at its current level for at least the next twelve months. However, the Company anticipates that it will require additional funds to finance capital expenditures relating to expansion of its business. The Company expects that capital expenditures during 1998 will relate primarily to (i) affiliations with additional practices, if any, (ii) the development of ancillary facilities,
(iii) expansion and replacement of medical and office equipment for the Affiliated Practices and (iv) the purchase of equipment for expansion of its corporate offices. The Company anticipates that, in order to fund expansion of its business, it may incur from time to time additional short- and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that sufficient funds will be available on terms acceptable to the Company, if at all. If funds are unavailable when needed, the Company may be compelled to modify its expansion plans.

Year 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using the "00" as the year 1900 rather than the Year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has initiated an internally-managed Year 2000 program designed to ensure that there is no adverse effect on the Company's core business operations and transactions with customers, suppliers and financial institutions. The Company has determined that it will need to modify or replace some portions of the practice management systems at its Affiliated Practices so that the systems will function properly with respect to dates in the year 2000 and beyond. The cost of these Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position. However, the Company seeks to expand its business through additional affiliations, and there can be no assurance that systems at practices that affiliate with the Company in the future will be Year 2000 compliant or, if not Year 2000 compliant, will be converted on a timely basis. The Company also has initiated discussions with its significant suppliers to determine whether those parties will be subject to the Year 2000 issue where their systems interface with the Company's systems or otherwise have an impact on Company operations. The Company is assessing the extent of which its operations are vulnerable should its suppliers fail to remediate properly their computer systems.

     While the Company believes its planning efforts are adequate to address its Year 2000 concerns with respect to its internal systems and those of its Affiliated Practices, there can be no guarantee that the systems of other entities on which the Company's systems and operations rely will be converted on a timely basis. The failure of such other entities to remediate any Year 2000 issue on a timely basis could have a material adverse effect on the Company.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     Not applicable.

Item 8. Financial Statements and Supplementary Data

     See pages F-1 through F-52 and page S-1 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     This information (other than the information relating to executive officers included in Part I) will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

Item 11. Executive Compensation

     This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements.

     The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules at page S-1 are filed as part of this Form 10-K.

         2. Financial Statement Schedules.

     The following financial statement schedule is filed as part of this Form 10-K:

                  Schedule II - Valuation and Qualifying Accounts.

     All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.

         3. Exhibits.

     The following is a list of exhibits filed as part of this annual report on Form 10-K. Where so indicated by footnote, exhibits which were previously filed are incorporated by reference.


Exhibit
Number         Description
------         -----------

3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-17627))

3.2            Amended and Restated Bylaws (incorporated by reference to
               Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-17627))

10.1+ 1996 Equity Compensation Plan, as amended on June 5, 1997, as amended on July 25, 1997 and as amended on September 12, 1997 (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 333-36933)

10.2 Second Amended and Restated Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc., SCN of Princeton, Inc., NationsBank of Tennessee N.A., AmSouth Bank, Banque Paribas, Key Corporate Capital Inc. and NationsBank of Tennessee, N.A., as Agent

10.3+ Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-17627))

10.4+ Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Patrick M. Jaeckle (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-17627))

10.5+ Employment Agreement dated as of June 30, 1997 by and between Specialty Care Network, Inc. and Michael E. West.

10.6+ Employment Agreement dated as of February 22, 1996 by and between Specialty Care Network, Inc. and Paul Davis (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-17627)).

10.6.1+ Amendment to Employment Agreement between Specialty Care Network, Inc. and D. Paul Davis dated December 5, 1997.

10.7+ Employment Agreement dated as of March 1, 1996 by and between Specialty Care Network, Inc. and Peter A. Fatianow (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-17627)

10.7.1+ Amendment to Employment Agreement between Specialty Care Network, Inc. and Peter A. Fatianow dated October 1, 1997.

10.8+ Employment Agreement dated as of March 1, 1996 by and between Specialty Care Network, Inc. and David Hicks (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 333-17627))

10.8.1+ Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997.

10.9 Merger Agreement dated November 12, 1996 by and among Specialty Care Network, Inc. and Reconstructive Orthopaedic Associates, Inc. (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (File No. 333-17627))

10.10 Service Agreement dated as of November 12, 1996 by and between Specialty Care Network, Inc., Reconstructive Orthopaedic Associates II, P.C. and Richard H. Rothman, M.D., Robert E. Booth, Jr., M.D., Richard Balderston, M.D., Arthur R. Bartolozzi, M.D., William J. Hozack, M.D., Michael G. Ciccotti, M.D., Todd J. Albert, M.D., Alexander R. Vaccaro, M.D. and Peter
               F. Sharkey, M.D. (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 (File No. 333-17627))

10.16 Term Sheet by and among Reconstructive Orthopaedic Associates II, P.C., Specialty Care Network, Inc., Robert E. Booth, Jr., M.D. and Arthur R. Bartolozzi, M.D. (incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (File No. 333-17627)).

21 Subsidiary of the Company (incorporated by reference to Exhibit 21 of the Company's Registration Statement on Form S-1 (File No. 333-17627)).

23             Consent of Ernst & Young LLP.

27.1           Financial Data Schedule for the year ended December 31, 1997.

27.2           Restated Financial Data Schedule for the year ended
               December 31, 1996.

--------------------

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


                                    SPECIALTY CARE NETWORK, INC.


Date:  March 30, 1998               By   /s/ Kerry R. Hicks
                                         --------------------
                                         Kerry R. Hicks
                                         President and Chief Executive Officer

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



                 Name                                      Title                               Date
                 ----                                      -----                               ----
 /s/ Richard H. Rothman                   Chairman of the Board of Directors                 March 30, 1998
---------------------------------------
 Richard H. Rothman, M.D., Ph.D.

/s/ Kerry R. Hicks                        President and Chief Executive Officer              March 30, 1998
---------------------------------------   (Principal Executive Officer)
Kerry R. Hicks

/s/ Patrick M. Jaeckle                    Executive Vice President -                         March 30, 1998
---------------------------------------   Finance/Development (Principal Financial
Patrick M. Jaeckle                        Officer)

/s/ D. Paul Davis                         Senior Vice President - Finance (Principal         March 30, 1998
---------------------------------------   Accounting Officer)
D. Paul Davis

/s/ James L. Cain                         Director                                           March 30, 1998
---------------------------------------
James L. Cain, M.D.

/s/ Peter H. Cheesbrough                  Director                                           March 30, 1998
---------------------------------------
Peter H. Cheesbrough

/s/ Richard E. Fleming, Jr.               Director                                           March 30, 1998
---------------------------------------
Richard E. Fleming, Jr., M.D.

/s/ Thomas C. Haney                       Director                                           March 30, 1998
---------------------------------------
Thomas C. Haney, M.D.

/s/ Leslie S. Matthews                    Director                                           March 30, 1998
---------------------------------------
Leslie S. Matthews, M.D.

/s/ Mats Wahlstrom                        Director                                           March 30, 1998
---------------------------------------
Mats Wahlstrom

                          INDEX TO FINANCIAL STATEMENTS






Specialty Care Network, Inc. and Subsidiary:
    Report of Independent Auditors .......................................F-2
    Consolidated Balance Sheets ..........................................F-3
    Consolidated Statements of Income ....................................F-5
    Consolidated Statements of Stockholders' Equity ......................F-6
    Consolidated Statements of Cash Flows ................................F-8
    Notes to Consolidated Financial Statements ...........................F-10

Reconstructive Orthopaedic Associates II, P.C.
(successor to Reconstructive Orthopaedic Associates, Inc.):
    Report of Independent Auditors .......................................F-36
    Balance Sheets .......................................................F-37
    Statements of Operations .............................................F-38
    Statements of (Net Capital Deficiency) Stockholders' Equity ..........F-39
    Statements of Cash Flows .............................................F-40
    Notes to Financial Statements ........................................F-41

                         Report of Independent Auditors

Board of Directors and Stockholders
Specialty Care Network, Inc.

We have audited the accompanying consolidated balance sheets of Specialty Care Network, Inc. and subsidiary (collectively the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996 and the period from December 22, 1995 (date of incorporation) through December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Care Network, Inc. and subsidiary at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996 and the period from December 22, 1995 (date of incorporation) through December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                         /s/ ERNST & YOUNG LLP
                                                         ---------------------
                                                         Ernst & Young LLP
Denver, Colorado
March 20, 1998

                   Specialty Care Network, Inc. and Subsidiary

                           Consolidated Balance Sheets




                                                                         December 31
                                                                   1997                1996
                                                             ---------------------------------
Assets
Cash                                                          $  3,444,517        $  1,444,007
Accounts receivable, net                                        25,957,367          10,418,175
Loans to physician stockholders                                    914,737             976,419
Prepaid expenses and inventories                                   796,903             285,218
                                                              ------------        ------------

Total current assets                                            31,113,524          13,123,819

Property and equipment, net                                      5,276,219           1,889,070
Intangible assets, net of accumulated amortization of
   $189,485 and $22,130 in 1997 and 1996, respectively           1,137,808             193,906
Prepaid offering costs                                                --               747,847
Management service agreements, net of accumulated
   amortization of $1,210,391                                  100,732,431                --
Equity investment and other                                        922,022                --
Other assets                                                     1,119,646              58,483
                                                              ------------        ------------
Total assets                                                  $140,301,650        $ 16,013,125
                                                              ============        ============



                                                                         December 31
                                                                   1997                1996
                                                               --------------------------------
Liabilities and stockholders' equity
Current portion of capital lease obligations                   $    263,007        $    140,151
Accounts payable                                                    701,087             416,282
Accrued payroll, incentive compensation and related
   expenses                                                       1,350,825           1,065,881
Accrued expenses                                                  2,171,130             879,619
Income taxes payable                                                944,632           1,229,275
Due to affiliated physician practices                             2,885,602           1,087,057
Deferred income taxes                                               872,855             667,830
                                                               ------------        ------------

Total current liabilities                                         9,189,138           5,486,095

Line-of-credit                                                   33,000,000           4,177,681
Capital lease obligations, less current portion                     885,141             964,769
Deferred income taxes                                            32,115,476             679,713
                                                               ------------        ------------
Total liabilities                                                75,189,755          11,308,258

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding                --                  --
   Common stock, $0.001 par value, 50,000,000
     shares authorized, and 17,703,293 and
     11,045,015 shares issued and outstanding in 1997
     and 1996, respectively                                          17,703              11,045
   Additional paid-in capital                                    60,995,177           6,465,205
   Retained earnings (accumulated deficit)                        4,099,015          (1,771,383)
                                                               ------------        ------------
Total stockholders' equity                                       65,111,895           4,704,867
                                                               ------------        ------------
Total liabilities and stockholders' equity                     $140,301,650        $ 16,013,125
                                                               ============        ============


See accompanying notes.

                   Specialty Care Network, Inc. and Subsidiary

                        Consolidated Statements of Income

                            Years ended December 31,
                          1997 and 1996 and the period
                         from December 22, 1995 (date of
                                 incorporation)
                            through December 31, 1995



                                                   1997                1996                1995
                                            ------------------------------------------------------------
Revenue:
   Service fees                               $ 45,966,531         $  4,392,050         $     --
   Other                                         3,689,390                 --                 --
                                              ------------         ------------         --------
                                                49,655,921            4,392,050               --
                                              ------------         ------------         --------
Costs and expenses:
   Clinic expenses                              31,644,618            2,820,743               --
   General and administrative expenses           7,861,015            3,770,263               --
                                              ------------         ------------         --------
                                                39,505,633            6,591,006               --
                                              ------------         ------------         --------
Income (loss) from operations                   10,150,288           (2,198,956)              --
Other:
   Interest income                                 536,180               11,870               --
   Interest expense                               (942,144)             (90,368)              --
                                              ------------         ------------         --------
Income (loss) before income taxes                9,744,324           (2,277,454)              --
Income tax (expense) benefit                    (3,873,926)             506,071               --
                                              ------------         ------------         ---------
Net income (loss)                             $  5,870,398         $ (1,771,383)        $     --
                                              ============         ============         =========

Net income (loss) per common share
   (basic)                                    $       0.38         $      (0.16)        $     --
                                              ============         ============         =========

Weighted average number of common
   shares used in computation (basic)           15,559,368           11,422,387               --
                                              ============         ============         =========

Net income (loss) per common
   share (diluted)                            $       0.37         $      (0.14)        $     --
                                              ============         ============         =========

Weighted average number of common
   shares and common share
   equivalents used in computation
   (diluted)                                    16,071,153           12,454,477               --
                                              ============         ============         =========


See accompanying notes.

                   Specialty Care Network, Inc. and Subsidiary

                 Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1997 and 1996 and the
              period from December 22, 1995 (date of incorporation)
                            through December 31, 1995


                                   Preferred Stock          Common Stock                              Retained
                                  $0.001 Par Value        $0.001 Par Value          Additional        Earnings
                               ---------------------- ------------------------        Paid-in       (Accumulated
                                 Shares     Amount       Shares       Amount          Capital          Deficit)         Total
                                 ------     ------       ------       ------          -------         ---------         -----
Balances at December 22, 1995      --        $--            --       $     --        $               $       --       $       --

Shares issued in connection
  with a private placement
  memorandum                       --         --       1,690,000          1,690             --               --              1,690
                                   --        -----    ----------     ----------     ------------     ------------     ------------
Balances at December 31, 1995      --         --       1,690,000          1,690             --               --              1,690
Purchase and retirement of
  common stock in connection
  with a severance agreement       --         --        (425,000)          (425)            --               --               (425)
Shares issued to one of the
  affiliated physician
  practices                        --         --         100,000            100          299,900             --            300,000
Convertible debt and accrued
  interest thereon converted
  to common shares                 --         --       2,020,900          2,021        2,220,018             --          2,222,039
Shares issued in connection
  with the acquisitions of
  net assets of affiliated
  physician practices              --         --       7,659,115          7,659        5,483,159             --          5,490,818
Dividends paid to physician
  owners as promoters              --         --            --             --         (1,537,872)            --         (1,537,872)
Net loss                           --         --            --             --               --         (1,771,383)      (1,771,383)
                                   --        -----    ----------     ----------     ------------     ------------     ------------
Balances at December 31, 1996      --         --      11,045,015         11,045        6,465,205       (1,771,383)       4,704,867
Shares issued in connection
  with an initial public
  offering of common stock,
  including the underwriters'
  overallotment                    --         --       3,208,338          3,208       22,188,283             --         22,191,491
Shares and other equity
  instruments issued in
  connection with the
  acquisitions of net assets
  of affiliated physician
  practices                        --         --       3,222,891          3,223       31,147,368             --         31,150,591
Exercise of employee stock
  options                          --         --         227,049            227          265,160             --            265,387
Tax benefit related to
  employee stock options           --         --            --             --            717,140             --            717,140

                   Specialty Care Network, Inc. and Subsidiary


                                   Preferred Stock          Common Stock                            Retained
                                  $0.001 Par Value        $0.001 Par Value       Additional         Earnings
                               ---------------------- ------------------------     Paid-in       (Accumulated
                                 Shares     Amount       Shares       Amount       Capital          Deficit)         Total
                               --------- ------------ ------------ ----------- --------------- ---------------- --------------
Non-cash compensation expense
  related to employee stock
  options                            --   $     --             --   $     --   $      212,021     $       --      $   212,021
Net income                           --         --             --         --               --      5,870,398         5,870,398
                               ========= ============ ============ =========== =============== ================ ==============
Balances at December 31, 1997        --   $     --     17,703,293    $17,703      $60,995,177     $4,099,015       $65,111,895
                               ========= ============ ============ =========== =============== ================ ==============


See accompanying notes.

                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Statements of Cash Flows

                 Years ended December 31, 1997 and 1996 and the
              period from December 22, 1995 (date of incorporation)
                            through December 31, 1995


                                                           1997             1996             1995
                                                           ----             ----             ----
Operating activities
Net income (loss)                                      $  5,870,398     $ (1,771,383)    $       --
Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
     Non-cash compensation expense related to
       employee stock options                               212,021             --               --
     Depreciation                                           965,492          136,216             --
     Amortization                                         1,377,746           22,130
     Interest on convertible debentures                        --             52,039             --
     Deferred income tax benefit                         (1,279,497)      (1,735,346)            --
     Changes in operating assets and liabilities,
       net of the effects of the non-cash
       acquisitions of net assets of affiliated
       physician practices:
         Accounts receivable                             (9,313,152)      (2,066,190)            --
         Prepaid expenses and inventories and
           other assets                                  (1,572,849)        (204,911)            --
         Accounts payable                                   (88,566)          49,764           29,584
         Accrued payroll, incentive compensation
           and related expenses                             212,621          982,982             --
         Accrued expenses                                  (419,582)         850,035             --
         Income taxes payable                               432,497        1,229,275             --
         Due to affiliated physician practices, net       1,798,545        1,087,057             --
                                                       ------------     ------------     ------------

Net cash (used in) provided by operating activities      (1,804,326)      (1,368,332)          29,584

Investing activities
Purchases of property and equipment                      (1,568,795)        (354,595)            --
Increases in intangible assets                           (1,111,257)        (186,452)         (29,584)
Equity investment and related advances                     (922,022)            --               --
Acquisitions of physician practices, net of cash
   acquired                                             (44,452,105)            --               --
                                                       ------------     ------------     ------------
Net cash used in investing activities                   (48,054,179)        (541,047)         (29,584)

Financing activities
Proceeds from initial public offering, net of
   current period offering costs                         22,939,338             --               --
Proceeds from line-of-credit agreement                   35,500,000        4,177,681             --
Proceeds from convertible debentures                           --          2,170,000             --
Principal repayments on line of credit agreement         (6,677,681)            --               --

                   Specialty Care Network, Inc. and Subsidiary




                                                           1997             1996             1995
                                                           ----             ----             ----
Financing activities (continued)
Principal repayments on capital lease obligations    $    (229,711)    $     (33,422)    $        --
Initial capital contributions                                 --                --               1,690
Retirement of common stock                                    --                (425)             --
Capital contribution from one physician practice              --             300,000              --
Prepaid offering costs                                        --            (747,847)             --
Dividends paid to promoters                                   --          (1,537,872)             --
Exercise of employee stock options                         265,387              --                --
Advances from officers and stockholders                       --              (9,410)            9,410
Principal payments from loans to physician
   stockholders                                          1,026,419              --                --
Loans to physician stockholders                           (964,737)         (976,419)             --
                                                     -------------     -------------     -------------
Net cash provided by financing activities               51,859,015         3,342,286            11,100
                                                     -------------     -------------     -------------

Net increase in cash                                     2,000,510         1,432,907            11,100
Cash at beginning of period                              1,444,007            11,100              --
                                                     -------------     -------------     -------------
Cash at end of period                                $   3,444,517     $   1,444,007     $      11,100
                                                     =============     =============     =============


Supplemental cash flow information
Interest paid                                        $     910,000     $      38,329     $        --
                                                     =============     =============     =============
Income taxes paid                                    $   4,720,926     $        --       $        --
                                                     =============     =============     =============

Supplemental schedule of noncash investing
   and financing activities
   Effects of the acquisitions of net assets of
     affiliated physician practices:
       Assets acquired                               $ 110,952,707     $  10,761,466     $        --
       Liabilities assumed                              (2,429,726)       (2,187,759)             --
       Income tax liabilities assumed                  (32,920,285)       (3,082,889)             --
       Less:  Cash paid for acquisitions               (44,452,105)             --                --
                                                     -------------     -------------     -------------
                                                     $  31,150,591     $   5,490,818     $        --
                                                     =============     =============     =============

Conversion of convertible debentures and accrued
   interest thereon into common stock                $        --       $   2,222,039     $        --
                                                     =============     =============     =============

See accompanying notes

                   Specialty Care Network, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements

                                December 31, 1997


1. Description of Business

Specialty Care Network, Inc. and subsidiary (collectively the "Company") is a physician practice management company that focuses on musculoskeletal care, which is the treatment of conditions related to bones, joints, muscles and related connective tissues. Specialty Care Network, Inc. was incorporated on December 22, 1995. Commencing on November 12, 1996, the Company began providing comprehensive management services under long-term management service agreements with five physician practices in various states. As of March 20, 1998, the Company is affiliated with 153 physicians in 21 practices located in ten states. The Company also manages two outpatient surgery centers, three physical therapy centers and one occupational medicine operation. See Note 10 for further details of the Company's acquisition activity and the underlying long-term service arrangements with physician practices.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include Specialty Care Network, Inc. and its wholly-owned subsidiary, SCN of Princeton, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and does not have an ownership interest in excess of 50%.

Principles of Acquisition Accounting

The accompanying financial statements give effect to the acquisitions of substantially all of the assets of five physician practices on November 12, 1996, through asset purchases, a share exchange and a merger, at their historical cost basis in accordance with the accounting treatment prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 48, Transfers of Nonmonetary Assets by Promoters or Shareholders. In connection with all subsequent affiliations with physician practices, a substantial portion of the consideration paid to the physician owners of the practice is restricted securities and cash, and is allocated to the management service agreement (the "Service Agreements"). Hereinafter, all physician practices that have affiliated with the Company, including the initial five physician practices, are referred to collectively as the "Affiliated Practices." The Company also recognizes the income tax effects of temporary

                   Specialty Care Network, Inc. and Subsidiary differences related to all identifiable acquisition intangible assets, including the Service Agreements. Such Service Agreements are amortized over the term of the underlying agreements, which is generally forty years.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. Although these estimates are based on management's knowledge of current events and actions they may undertake in the future, actual results could differ from those estimates.

Revenue Recognition and Accounts Receivable

Service fee revenue is recognized based upon the contractual arrangements of the underlying long-term Service Agreements between the Company and the Affiliated Practices. See Note 10 for further discussion of such contractual arrangements, including certain guaranteed minimum management fees.

Other revenue consists primarily of business consulting fees and other miscellaneous income.

Accounts receivable represents amounts due from patients and other independent third parties for medical services provided by the Affiliated Practices and management fee revenue earned by the Company. Under the Service Agreements, each Affiliated Practice agrees to sell and assign to the Company, and the Company agrees to buy, all of the Affiliated Practices' accounts receivable each month during the existence of the Service Agreement. The purchase price for such accounts receivable generally equals the gross amounts of the accounts receivable each month less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the Affiliated Practice's historical collection rate, as determined by the Company. However, the Company and certain of the Affiliated Practices are currently making periodic adjustments so that amounts paid by the Company for the accounts receivable are adjusted upwards or downwards based on the Company's actual collection experience. The Company generally bears the collection risk with respect to accounts receivable acquired in connection with an affiliation transaction.

                   Specialty Care Network, Inc. and Subsidiary

Earnings Per Share

In 1997, Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, was issued. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous method of reporting earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

Financial Instruments

The carrying amounts of financial instruments as reported in the accompanying balance sheets approximate their fair value primarily due to the short-term and/or variable-rate nature of such financial instruments.

Property and Equipment

Property and equipment are stated at cost, including assets acquired from the Affiliated Practices. Equipment held under capital leases is stated at the present value of minimum lease payments at inception of the related lease. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets. Amortization of capital lease assets and leasehold improvements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the underlying assets. The estimated useful lives used are as follows:

            Computer equipment and software             3-5 years
            Furniture and fixtures                      5-7 years
            Leasehold improvements                        5 years

                   Specialty Care Network, Inc. and Subsidiary

2. Summary of Significant Accounting Policies (continued)

Intangible Assets

Intangible assets, which are stated at cost, primarily consist of deferred debt issuance costs of $1,297,709 and $186,452 at December 31, 1997 and 1996, respectively, that are being amortized on a straight-line basis over a three-year period.

Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of long-lived assets, including management service agreements, is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, the carrying value of such assets is reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; an historic or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair market value of some or all of the assets.

The Company reviews its long-lived assets separately for each physician practice because the cash flows and operations of each individual physician practice is largely independent of each other and of other aspects of the Company's business. Intangible and other long-lived assets are allocated to each physician practice based on the specific identification methodology. During the years ended December 31, 1997 and 1996, no impairment charges were recognized by the Company.

The evaluation of the recoverability of long-lived assets, including management service agreements, is significantly affected by estimates of future cash flows from each of the Company's market areas and individual physician practices. If estimates of cash flows from operations decrease in the future, the Company may be required to write down its long-lived assets. Any such write-down could have a material adverse effect on the Company's results of operations.

                   Specialty Care Network, Inc. and Subsidiary

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for its stock-based employee compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In 1995, Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), was issued, whereby companies may elect to account for stock-based compensation using a fair value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied.

Estimated Malpractice Professional Liability Claims

The Company and its affiliated physician practices are insured with respect to medical malpractice risks on either an occurrence-rate or a claims-made basis. Management is not aware of any claims against it or its affiliated physician practices which might have a material impact on the Company's financial position or results of operations.

Reclassifications

Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified in order to conform to the current presentation.

Future Accounting Pronouncements

Reporting Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, was issued in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (e.g., revenue, expenses, gains, losses, etc.) in a full set of general purpose financial statements. This new accounting pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of

                   Specialty Care Network, Inc. and Subsidiary

2. Summary of Significant Accounting Policies (continued)

the balance sheet. SFAS No. 130 is effective for the Company's year ending December 31, 1998. Management is currently evaluating the potential impact on the Company's financial statement presentation; however, the impact is not expected to be material.

Segment Reporting

Also in June 1997, Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, was promulgated. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

This new accounting pronouncement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

SFAS No. 131 is effective for the Company's year ending December 31, 1998. Management is currently evaluating the potential impact on the Company's footnote disclosures; however, the impact is not expected to be material.

                   Specialty Care Network, Inc. and Subsidiary

3. Accounts Receivable and Management Fee Revenue

Accounts receivable consisted of the following:

                                                       December 31
                                                  1997           1996
                                               -----------    ----------

Gross patient accounts receivable purchased
  from the affiliated physician practices $48,922,686 $25,564,645 Less allowance for contractual adjustments
  and doubtful accounts                         26,225,860     15,719,542
                                               -----------    -----------
                                                22,696,826      9,845,103
Management fees, including reimbursement of
  clinic expenses                                3,260,541        573,072
                                               -----------    -----------
                                               $25,957,367    $10,418,175
                                               ===========    ===========


Management fee revenue, exclusive of reimbursed clinic expenses, was approximately $14.3 million and $1.6 million for the years ended December 31, 1997 and 1996, respectively. One of the Affiliated Practices exceeded 20% of the 1997 and 1996 totals.

An integral component of the computation of management fees earned by the Company is net patient revenue of the Affiliated Practices. The Affiliated Practices recognize net patient revenue for medical services at established rates reduced by allowances for doubtful accounts and contractual adjustments. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized by the Affiliated Practices in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement and managed care contracts are reported as contractual adjustments in the year the final settlements are made. Net patient revenue is not recognized as revenue in the accompanying financial statements.

The Company's affiliated physician practices derived approximately 21.9% and 22.6% of their net revenue from services provided under the Medicare program for the years ended December 31, 1997 and 1996, respectively. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that the Affiliated Practices are in compliance, in all material respects, with all applicable laws and regulations. See Note 11 for discussion of an

                   Specialty Care Network, Inc. and Subsidiary ongoing Department of Health and Human Services inquiry regarding the predecessor of Reconstructive Orthopaedic Associates II, P.C. Such laws and regulations can be subject to future government review and interpretation. Violation of such laws could result in significant regulatory action including fines, penalties and exclusion from the Medicare program. Other than the Medicare program, no single payor provided more than 10% of aggregate net clinic revenue or 5% of accounts receivable as of and for the years ended December 31, 1997 or 1996. Accordingly, concentration of credit risk related to patient accounts receivable is limited by the diversity and number of providers, patients and payors.

4. Property and Equipment

Property and equipment consist of the following:

                                                             December 31
                                                        1997          1996
                                                     ----------    -----------

      Furniture and fixtures                         $5,386,107     $2,639,418
      Computer equipment and software                 1,983,477      1,110,657
      Leasehold improvements and other                1,227,720        381,271
                                                     ----------     ----------
                                                      8,597,304      4,131,346
      Accumulated depreciation and amortization       3,321,085      2,242,276
                                                     ----------     ----------
      Net property and equipment                     $5,276,219     $1,889,070
                                                     ==========     ==========

Included in the above are assets recorded under capital leases which consist of the following:

                                                             December 31
                                                        1997             1996
                                                    ----------        ----------

     Furniture and fixtures                         $ 1,536,411       $1,372,557
     Computer equipment                                 178,693          145,661
                                                    -----------       ----------
                                                      1,715,104        1,518,218
         Accumulated amortization                       983,603          882,846
                                                    -----------       ----------
         Net assets under capital leases            $   731,501       $  635,372
                                                    ===========       ==========

                   Specialty Care Network, Inc. and Subsidiary

At December 31, 1997, the Company had equipment purchase commitments aggregating approximately $2.8 million. Such equipment will be used primarily to provide ancillary services at the Affiliated Practices.

5. Debt

Convertible Debentures

In connection with private placements in 1996, the Company raised $2.17 million of short-term unsecured convertible debt. The proceeds thereof were utilized to fund the Company's start-up and its organizational phase until certain net assets of the original five Affiliated Practices were acquired on November 12, 1996.

Contemporaneous with the acquisitions of these physician practices, the holders of the debentures converted the unpaid principal amounts plus any accrued interest thereon (calculated at 5.0%), into the Company's common stock at the conversion ratio of $1.00 ($1,920,332) and $3.00 ($301,707) of debenture principal and accrued interest for one share of common stock. The following table summarizes the conversions:

                                              Accrued
                                Principal     Interest       Total
                                ---------    ----------    ----------

Stockholders of the Company    $  640,000    $   18,153    $  658,153
Physician practices and
   related stockholders         1,530,000        33,886     1,563,886
                               ----------    ----------    ----------
                               $2,170,000    $   52,039    $2,222,039
                               ==========    ==========    ==========

Line-of-Credit

On November 1, 1996, the Company entered into a $30 million Revolving Loan and Security Agreement (the "Credit Facility") with a bank, which provided certain amounts necessary to effectuate the acquisitions of the five original Affiliated Practices and related transactions. Through October 31, 1997, the Credit Facility interest rates ranged from approximately 7.2% to 7.4%, primarily based on a LIBOR rate plus an applicable margin.

In November 1997, the Credit Facility was restated to permit maximum borrowings of $75 million, subject to certain limitations. The Credit Facility may be used
(i) to fund the

                   Specialty Care Network, Inc. and Subsidiary

5. Debt (continued)

cash portion of affiliation transactions, and (ii) for the development of musculoskeletal focused surgery centers. The Company can elect to borrow on the Credit Facility at a floating rate based on the prime rate plus an adjustable applicable margin of 0% to 0.75% or at a rate based on LIBOR plus an adjustable applicable margin of 1.0% to 2.25%. At December 31, 1997, the Company had $33 million outstanding under the Credit Facility at an effective rate of interest of approximately 7.6% per annum. The Credit Facility is secured by substantially all of the assets of the Company and contains several affirmative and negative covenants, including covenants limiting the Company's ability to and restricting the terms upon which the Company can affiliate with physician practices in the future, prohibiting the payment of cash dividends on, and the redemption or repurchase of, the Company's common stock and requiring the maintenance of certain ratios and stockholders' equity. The per annum commitment fee on the unused portion of the Credit Facility is 0.25% per annum, subject to reduction to a minimum of 0.20% per annum if the Company's leverage coverage (a ratio of funded debt to consolidated cash flow) is less than 1.00.

6. Common Stock

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

During the year ended December 31, 1996, the Company issued an additional 100,000 shares of common stock to one of its affiliated practices at $3.00 per share.

On February 6, 1997, the Company's initial public offering of its common stock became effective. In connection therewith, 3,208,338 shares of common stock were issued at $8.00 per share, including 208,338 common shares issued upon exercise of the underwriters' overallotment option.

                   Specialty Care Network, Inc. and Subsidiary

6. Common Stock (continued)

As of December 31, 1997, the Company had the following common shares reserved for future issuance:

Stock Option Plans                                                     3,998,966
Warrants in connection with one of the Affiliated Practice
    acquisitions (Note 10)                                               544,681
Shares which may be released as additional consideration for one of
    the Affiliated Practice acquisitions (Note 10)                       113,393
                                                                       ---------
Total shares reserved for future issuance                              4,657,040
                                                                       =========

7. Stock Option Plans

On March 22, 1996, the Company adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") pursuant to which nontransferable options to purchase up to 5,000,000 shares of common stock of the Company were available for award to eligible directors, officers, advisors, consultants and key employees. On January 10, 1997, the Board of Directors voted to terminate the Plan. The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant and the options granted thereunder were for a period of ten years. Options, which are generally contingent on continued employment with the Company, may be exercised only in accordance with a vesting schedule established by the Company's Board of Directors. Of the 553,500 shares underlying the option grants approved during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 shares underlying the grant options remain outstanding and exercisable at December 31, 1997. The other 550,000 options were forfeited or exercised during 1997.

On October 15, 1996, the Company's Board of Directors approved the 1996 Equity Compensation Plan (the "Equity Plan"), which provides for the granting of options to purchase up to 2,000,000 shares of the Company's common stock. The total number of shares authorized under the Equity Plan increased to 4,000,000 in 1997. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of the Company and any future subsidiaries, members of the Board of Directors and certain advisors are eligible to participate in this plan, which will terminate no later than October 14, 2006. The granting and vesting of options under the Equity Plan are provided by the Company's Board of Directors or a committee of the Board of Directors (currently the Compensation Committee).

                   Specialty Care Network, Inc. and Subsidiary

7. Stock Option Plans (continued)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 1997 and 1996 were estimated at the date of grant using an option pricing model with the following assumptions: risk-free interest rate over the life of the option of 6.0%; no dividend yield; and expected two to eight year lives of the options. The estimated fair value for these options was calculated using the minimum value method in 1996 and may not be indicative of the future impact since this model does not take into consideration volatility and the commencement of public trading in the Company's common stock on February 7, 1997. The Black-Scholes model was utilized to calculate the value of the options issued during 1997. The volatility factor utilized in 1997 was 0.47.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income as disclosed below may not be representative of compensation expense in future years.

                   Specialty Care Network, Inc. and Subsidiary

7. Stock Option Plans (continued)

The Company's pro forma information as is follows:

                                                     1997             1996
                                                     ----             ----

Pro forma net income (loss)                        $5,354,571      $(1,815,272)
Pro forma net income (loss) per common
share (basic)                                      $     0.34      $     (0.16)
Pro forma net income (loss) per common
   share (diluted)                                 $     0.33      $     (0.15)


A summary of the Company's stock option activity, and related information for the years ended December 31 is as follows:


                                                     1997                            1996
                                         ------------------------------ ------------------------------
                                                           Weighted-                      Weighted-
                                                            Average                        Average
                                              Options    Exercise Price      Options    Exercise Price
                                         --------------  -------------- --------------- --------------
Outstanding at Beginning of Year             1,758,748     $  5.25                --          $ --
   Granted
     Exercise price equal to
       fair value of common stock            1,073,751       12.07           603,500           1.41
     Exercise price greater than
       fair value of common stock              160,000       10.00           726,658           8.00
     Exercise price less than
       fair value of common stock                   --         --            428,590           6.00
     Exercised                                (227,049)                           --             --
     Forfeited                                (400,443)                           --             --
                                            ----------                     ---------

     Outstanding at End of Year              2,365,007        9.57         1,758,748           5.25
                                            ==========                     =========

Exercisable at End of Year                     231,537       $7.38             3,500          $1.00
                                            ==========       =====         =========          =====


                                                       1997              1996
                                                       ----              ----

Weighted-Average Fair Value of Options:
     Exercise price equal to fair value of
       common stock                                    $ 4.62           $ 0.19
     Exercise price greater than fair value
       of common stock                                   4.35             0.99
     Exercise price less than fair value of
       common stock                                       --              2.75

                   Specialty Care Network, Inc. and Subsidiary

7. Stock Option Plans (continued)

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 1997 are as follow:


                                  Options Outstanding                           Options Exercisable
                    -------------------------------------------------       -----------------------------
                                       Weighted-
                                        Average         Weighted-                             Weighted-
                                       Remaining         Average                               Average
     Range of           Number        Contractual        Exercise               Number        Exercise
  Exercise Prices     Outstanding         Life            Price               Exercisable       Price
---------------------------------------------------------------------       -----------------------------

       $1.00               3,500             8.22         $  1.00                  3,500       $  1.00
       $6.00             475,590             8.93            6.00                 59,200          6.00
       $8.00             654,166             8.93            8.00                168,837          8.00
    $9.00-$9.99          128,500             9.39            9.69                      -          -
   $10.00-$12.99         683,364             9.55           11.31                      -          -
   $13.00-$13.25         419,887            10.00           13.25                      -          -
                    ----------------                                        ----------------
   $1.00-$13.25        2,365,007             9.33            9.57                231,537          7.38
                    ================                                        ================


                   Specialty Care Network, Inc. and Subsidiary

8. Leases

The Company is obligated under operating and capital lease agreements for offices and certain equipment. In some circumstances, these lease arrangements are with entities owned or controlled by physician stockholders who are also equity holders of the Affiliated Practices. Certain leases are subject to standard escalation clauses and include renewal options. Future minimum payments under noncancelable capital and operating leases with lease terms in excess of one year are summarized as follows for the years ending December 31:


                                                                          Capital            Operating
                                                                          Leases              Leases
                                                                    -------------------- ------------------

        1998                                                             $   365,016          $ 6,039,700
        1999                                                                 323,560            6,027,588
        2000                                                                 306,917            5,691,266
        2001                                                                 227,464            5,337,597
        2002                                                                 194,629            4,299,698
        Thereafter                                                                --           25,247,435
                                                                    -------------------- -----------------
        Total minimum lease payments                                       1,417,586          $52,643,284
                                                                                         ==================
        Less amount representing interest                                    269,438
                                                                    --------------------
        Present value of net minimum lease payments                        1,148,148
        Less current portion                                                 263,007
                                                                    --------------------
        Long-term portion                                                $   885,141
                                                                    ====================

Rent expense for the years ended December 31, 1997 and 1996 under all operating leases was approximately $4,800,000 and $400,000, respectively. Approximately $4,600,000 and $355,000, respectively, of such amounts were charged directly to the Affiliated Practices as clinic expenses.

9. Income Taxes

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

                   Specialty Care Network, Inc. and Subsidiary

9. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:


                                                                           1997              1996
                                                                     ------------------ ---------------

          Deferred tax assets:
            Deferred start-up expenditures                               $   718,491     $   796,949
            Property and equipment, net                                      209,244         236,481
            Accrued liabilities                                              386,030          35,497
            Stock option compensation                                         85,698               -
                                                                     ------------------ ---------------
                                                                           1,399,463       1,068,927
                                                                     ------------------ ---------------

          Deferred tax liabilities:
            Management service agreements                                 31,125,220               -
            Net cash basis assets assumed
               in physician practice affiliations                          3,079,428       2,346,434
            Prepaid expenses                                                 183,146          70,036
                                                                     ------------------ ---------------
                                                                          34,387,794       2,416,470
                                                                     ------------------ ---------------
          Net deferred tax liability                                     $32,988,331      $1,347,543
                                                                     ================== ===============

The income tax expense (benefit) for the years ended December 31, 1997 and 1996 is summarized as follows:

                                                                           1997              1996
                                                                     ------------------ ---------------
          Current:
            Federal                                                       $4,074,033     $   971,192
            State                                                          1,079,390         258,083
                                                                     ------------------ ---------------
                                                                           5,153,423       1,229,275
                                                                     ------------------ ---------------
          Deferred:
            Federal                                                         (991,430)     (1,362,954)
            State                                                           (288,067)       (372,392)
                                                                     ------------------ ---------------
                                                                          (1,279,497)     (1,735,346)
                                                                     ------------------ ---------------
          Total                                                           $3,873,926     $  (506,071)
                                                                     ================== ===============


                   Specialty Care Network, Inc. and Subsidiary

9. Income Taxes (continued)

The income tax expense (benefit) differs from amounts currently payable because certain revenue and expenses are reported in the statement of income in periods that differ from those in which they are subject to taxation. The principal differences relate to business acquisition and start-up expenditures that are capitalized for income tax purposes and expensed for financial statement purposes, and the amortization of certain cash basis net assets included in taxable income in periods subsequent to the date of affiliation with physician practices.

A reconciliation between the statutory federal income tax rate of 34% and the Company's 39.8% and (22.2%) effective tax rates for the years ended December 31, 1997 and 1996, respectively, is as follows:


                                                                            1997              1996
                                                                     ----------------- -----------------

      Federal statutory income tax rate                                    34.0%            (34.0)%
      State income taxes, net of federal benefit                            5.1              (2.8)
      Nondeductible business acquisition and other costs                    0.7              11.5
      Miscellaneous                                                         -                 3.1
                                                                     ----------------  -----------------
      Effective income tax rates                                           39.8%            (22.2)%
                                                                     ================= =================

10. Physician Practice Net Asset Acquisitions

Effective November 12, 1996, the Company acquired substantially all of the assets, including accounts receivable and fixed assets, and certain liabilities, including current trade payables, accrued expenses and certain capital lease obligations, of five physician practices. The physician owners, functioning as promoters, effectively contributed these assets and liabilities in exchange for an aggregate of 7,659,115 shares of common stock of the Company and $1,537,872 in cash. Upon closing, the Company, under signed agreements, assumed all risks of ownership related to these net assets.

                   Specialty Care Network, Inc. and Subsidiary

10. Physician Practice Net Asset Acquisitions (continued)

The following table summarizes certain financial information related to this transaction for the five original Affiliated Practices:


                                                                        Common Stock             Cash
                                                                       Consideration        Consideration
                                                                        Paid by the          Paid by the
                                                                          Company              Company
                                                                    --------------------- -------------------
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

During 1997, the Company acquired substantially all of the assets and certain liabilities of additional physician practices through a combination of asset purchases and mergers as detailed in the table below:


----------------------------------------------------------------------------------------------------------
     Affiliation                  Affiliated              Acquisition        Headquarters        Number of
        Date                      Practice(1)                Type              Location         Physicians
----------------------------------------------------------------------------------------------------------

March 1997             Medical Rehabilitation            Merger         Tallahassee, Florida         4
                       Specialists II, P.A.; Riyaz H.                   Baltimore, Maryland
                       Jinnah, M.D., P.A.; Floyd                        Thomasville, Georgia
                       R. Jaggears, M.D., P.C., II

April 4, 1997          The Orthopaedic and Sports        Merger         Annapolis, Maryland         10
                       Medicine Center, II, P.A.

July 1, 1997           Southeastern Neurology Group      Asset          Portsmouth, Virginia        12
                       II, P.C.                          Purchase/
                                                         Merger

July 1, 1997           Orthopaedic Surgery Centers,      Merger         Portsmouth, Virginia        10
                       P.C. II

July 3, 1997           Associated Orthopaedics &         Merger         Plano, Texas                 5(2)
                       Sports Medicine, P.A.

                   Specialty Care Network, Inc. and Subsidiary

10. Physician Practice Net Asset Acquisitions (continued)

----------------------------------------------------------------------------------------------------------
     Affiliation                  Affiliated              Acquisition        Headquarters        Number of
        Date                      Practice(1)                Type              Location         Physicians
----------------------------------------------------------------------------------------------------------

July 3, 1997           Associated Arthroscopy            Asset          Plano, Texas                5(2)
                       Institute, Inc.                   Purchase

July 3, 1997           Access Medical Supply, Inc.       Asset          Plano, Texas                5(2)
                       d/b/a Associated Physical         Purchase
                       Therapy

July 3, 1997           Allied Health Services, P.A.      Asset          Plano, Texas                5(2)
                       d/b/a Associated Occupational     Purchase
                       Rehabilitation

July 7, 1997           Ortho-Associates, P.A. d/b/a      Asset          Plantation, Florida         14
                       Park Place Therapeutic Center     Purchase

July 16, 1997          Mid-Atlantic Orthopaedic          Merger         Hagerstown, Maryland         5
                       Specialists\Drs. Cirincione,
                       Milford, Stowell, and
                       Amalfitano, P.C.

August 29, 1997        Northeast Florida Orthopaedic,    Merger         Orange Park, Florida         2
                       Sports Medicine and
                       Rehabilitation II, P.A.

August 29, 1997        Steven P. Surgnier, M.D., P.A.,   Asset          Marianna, Florida            1
                       II                                Purchase

September 1, 1997      Orthopaedic Associates of West    Merger         Clearwater, Florida          9
                       Florida, P.A.

September 10, 1997     Orthopaedic Institute of Ohio,    Merger         Lima, Ohio                   8
                       Inc.

November 14, 1997      The Specialists Orthopaedic       Merger/        Fairfield, California       12(3)
                       Medical Corporation               Asset
                                                         Purchase

November 14, 1997      The Specialists Surgery Center    Asset          Fairfield, California       12(3)
                                                         Purchase


(1) The Affiliated Practices listed are successors to those entities acquired by the Company through mergers.

(2) Associated Orthopaedics & Sports Medicine, P.A., Associated Arthroscopy Institute, Inc., Access Medical Supply, Inc. and Allied Health Services, P.A. are related entities which include five physicians in total.

(3) The Specialists Orthopaedic Medical Corporation and The Specialists Surgery Center are related entities which include twelve physicians in total.

--------------------------------------------------------------------------------

                   Specialty Care Network, Inc. and Subsidiary

10. Physician Practice Net Asset Acquisitions (continued)

Total consideration for the 1997 merger and asset acquisitions was 3,222,891 shares of the Company's common stock and $44,452,105 in cash. As part of the consideration in three of the mergers, the Company issued an aggregate of 13,322 shares of common stock and paid an aggregate of $189,000 in cash to an individual who served as a consultant to three of the predecessors to the Affiliated Practices. This individual subsequently became Senior Vice President of Operations of the Company in August 1997. Furthermore, the Company granted one physician associated with Orthopaedic Surgery Centers, P.C. II the right, until June 30, 1998, to require the Company to re-purchase 74,844 shares of common stock issued to such physician in the merger at a purchase price equal to $11.21 per share. Additionally, in connection with the asset purchase of Ortho-Associates, P.A. d/b/a Park Place Therapeutic Center, the Company issued to the physician owners warrants to purchase, in the aggregate, 544,681 shares of common stock at an exercise price of $14.69 per share. The Company also has an escrowed deposit of approximately $900,000 in cash and 113,393 shares which may be released as additional consideration for one of the Company's physician practice acquisitions. Although management does not believe the additional consideration will be paid, the cash amount has been included in other assets as a restricted deposit.

Effective September 10, 1997, the Company acquired, by purchase from the physician owners of Orthopedic Institute of Ohio, Inc., one-half of the outstanding membership interests of West Central Ohio Group, Ltd., an Ohio limited liability company ("WCOG"). WCOG constructed an orthopaedic institute in Lima, Ohio (the "Institute"). The Institute began operations in February 1998. In connection with the acquisition, the Company paid $400,000 in cash for its investment in WCOG. Included in equity investment and other in the accompanying financial statements is the $400,000 investment in WCOG and $522,022 in advances to WCOG. Additionally, the Company has agreed to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration. The Company's obligation to pay this contingent consideration will terminate in September 2002.

In connection with The Specialists Orthopaedic Medical Corporation affiliation transactions, the Company agreed to make a $750,000 loan to Specialist-SCN LLC, a California limited liability company (the "LLC Company"). The LLC Company was organized on November 7, 1997 pursuant to an operating agreement by and among the LLC Company, the Company and four physicians. The Company has a 50% membership interest in the LLC Company. The physicians who own 50% membership interests in the

                   Specialty Care Network, Inc. and Subsidiary

10. Physician Practice Net Asset Acquisitions (continued)

LLC Company have severally guaranteed up to $375,000 of any loan obligations of the LLC Company to the Company. The LLC Company intends to purchase land for the development of an orthopedic hospital which will be operated by the LLC Company.

Concurrent with its 1997 and 1996 acquisitions, the Company simultaneously entered into long-term service agreements with the Affiliated Practices. Pursuant to the terms of the Service Agreements, the Company, among other things, provides facilities and management, administrative and development services, in return for service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage ranging from 20%-50% of the adjusted pre-tax income of the Affiliated Practices (generally defined as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses but not including physician owner compensation or most benefits to physician owners) plus (ii) reimbursement of certain clinic expenses. Typically, for the first three years following affiliation, the portion of the service fees described under clause (i) is specified to be the greater of the amount payable as described under clause (i) above or a fixed dollar amount (the "Base Service Fee"), which was generally calculated by applying the respective service fee percentage of adjusted pre-tax income of the predecessors to the Affiliated Practices for the twelve months prior to affiliation. The aggregate annual Base Service Fee for all of the Affiliated Practices is approximately $19 million. In addition, with respect to its management of certain facilities and ancillary services associated with certain of the Affiliated Practices, the Company receives fees ranging from 2%-8% of net revenue or pre-tax income.

The Service Agreements have terms of forty years, with automatic extensions (unless specified notice is given) of additional five-year terms. A Service Agreement may be terminated by either party if the other party (i) files a petition in bankruptcy or other similar events occur or (ii) defaults on the performance of a material duty or obligation, which default continues for a specified term after notice. In addition, the Company may terminate the agreement if the Affiliated Practice's Medicare or Medicaid number is terminated or suspended as a result of some act or omission of the Affiliated Practice or the physicians, and the Affiliated Practice may terminate the agreement if the Company misapplies funds or assets or violates certain laws.

Upon termination of a Service Agreement by the Company for one of the reasons set forth above, the Company generally has the option to require the Affiliated Practice to purchase and assume the assets and liabilities related to the Affiliated Practice at the fair

                   Specialty Care Network, Inc. and Subsidiary

10. Physician Practice Net Asset Acquisitions (continued)

market value thereof. In addition, upon termination of a Service Agreement by the Company during the first five years of the term, the physician owners of the Affiliated Practice are required to pay the Company or return to the Company an amount of cash or stock of the Company equal to one-third of the total consideration received by such physicians in connection with the Company's affiliation with the practice.

Under the Service Agreements, each physician owner must give the Company twelve months notice of an intent to retire from the Affiliated Practice. If a physician gives such notice during the first five years of the agreement, the physician must also locate a replacement physician or physicians acceptable to a Joint Policy Board and pay the Company an amount based on a formula relating to any loss of service fee for the first five years of the term. Furthermore, the physician must pay the Company an amount of cash or stock of the Company equal to one-third of the total consideration received by such physician in connection with the Company's affiliation with the practice. Typically, the agreement also provides that after the fifth year no more than 20% of the physician owners at an Affiliated Practice may retire within a one-year period.

11. Commitments and Contingencies

The Company has entered into employment agreements that provide key executives and employees with minimum base pay, annual incentive awards and other fringe benefits. The Company expenses all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, change in ownership of the Company, etc., the Company may be partially or wholly relieved of its financial obligations to such individuals. However, under certain circumstances, a change in control of the Company may provide significant and immediate enhanced compensation to the employees possessing employment contracts. At December 31, 1997, the Company was contractually obligated for the following base pay compensation amounts (summarized by years ending December 31):

               1998                                    $1,323,167
               1999                                     1,357,000
               2000                                     1,357,000
               2001                                       570,334
               2002                                        75,000
                                                  ----------------
                                                       $4,682,501
                                                  ================

                   Specialty Care Network, Inc. and Subsidiary

11. Commitments and Contingencies (continued)

The Company and Reconstructive Orthopaedic Associates II, P.C. (the successor to Reconstructive Orthopaedic Associates, Inc.) have been advised that the Department of Health and Human Services is conducting an inquiry regarding Reconstructive Orthopaedic Associates, Inc. and physicians formerly associated with that practice, including two of the Company's directors. The inquiry appears to be concerned with the submission of claims for Medicare reimbursement by the practice. The Company has not been contacted by the Department of Health and Human Services in connection with the inquiry.

The Company may become subject to certain pending claims as the result of successor liability in connection with the assumption of certain liabilities of the Affiliated Practices; nevertheless, the Company believes it is unlikely that the ultimate resolution of such claims will have a material adverse effect on the Company.

12. Related Party Transactions

In connection with the acquisitions of the five original Affiliated Practices and one other Affiliated Practice, the Company loaned funds to certain physician owners of the relevant Affiliated Practices. Advances thereunder, which aggregated $914,737 and $976,419 at December 31, 1997 and at December 31, 1996, respectively, and bear interest at the prime lending rate plus 1.25% are collateralized by 83,101 shares of the Company's common stock owned by the individual physicians. Interest income related to physician advances was $102,508 and $7,231 for the years ended December 31, 1997 and 1996, respectively.

                   Specialty Care Network, Inc. and Subsidiary

13. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1997 and 1996.


                                                                           1997                1996
                                                                    ------------------- -------------------
        Numerator for both basic and diluted earnings per share:
             Net income (loss)                                          $  5,870,398        $ (1,771,383)
                                                                    =================== ===================

        Denominator:
          Weighted average shares outstanding                             15,559,368           1,450,138
          Cheap stock shares:
             Conversion of convertible debentures
               and interest thereon                                                -           2,020,900
             Dividends paid to promoters                                           -             192,234
             November 12, 1996 affiliation transactions
               assumed to be outstanding since
               January 1, 1996                                                     -           7,659,115
             Employee stock options                                          118,761                   -
             Shares issued to one of the Affiliated
               Practices                                                           -             100,000
                                                                    ------------------- -------------------

          Denominator for basic net income (loss) per
             common share--weighted average shares                        15,678,129          11,422,387

          Effect of dilutive securities:
             Employee stock options                                          393,024           1,032,090
                                                                    ------------------- -------------------

          Denominator for diluted net income (loss) per
             common share--adjusted weighted average
             shares and assumed conversion                                16,071,153          12,454,477
                                                                    =================== ===================

        Net income (loss) per common share (basic)                  $           0.38   $           (0.16)
                                                                    =================== ===================
        Net income (loss) per common share (diluted)                $           0.37   $           (0.14)
                                                                    =================== ===================

For additional disclosures regarding employee stock options, puts and warrants see Notes 7 and 10.

                   Specialty Care Network, Inc. and Subsidiary

13. Earnings Per Share (continued)

Options to purchase 419,887 shares of common stock at $13.25 were outstanding during 1997 but were not included in the computation of diluted earnings per common share for 1997 because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Options to purchase 44,936 shares of common stock at $11.25 were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive.

Warrants to purchase 544,681 shares of common stock at $14.69 were outstanding during 1997 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares and, therefore the effect would be antidilutive.

See Note 10 for discussion of the contingent shares issuable as additional consideration for one of the Company's practice acquisitions. These shares were not included in the computation of diluted earnings per share because the necessary conditions for issuance had not been satisfied.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83") and staff policy, common and common share equivalents issued prior to the Company's initial public offering for nominal consideration are presumed to have been issued in contemplation of the public offering, even if antidilutive, and have been included in the calculations of net income (loss) per common share as if these common and common equivalent shares were outstanding for the period immediately preceding the Company's initial public offering of common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, which modifies certain of the provisions of SAB No. 83, the treasury stock method for measuring the dilutive effect related to nominal issuances of stock options and warrants is no longer permitted. Accordingly, the above calculations assume that common shares are outstanding from the date of the stock option grant to the date of the Company's initial public offering, if the corresponding option strike price is deemed to be nominal consideration.

                   Specialty Care Network, Inc. and Subsidiary

13. Earnings Per Share (continued)

The Company used a portion of the proceeds from the initial public offering of its common stock to repay borrowings under the Company's Credit Facility. If shares issued to repay amounts outstanding under the Company's Credit Facility were outstanding for the years ended December 31, 1997 and 1996, the net income
(loss) per common share would not have changed from the amount reported.

14. Employee Benefit Plan

Effective May 1, 1997, the Company adopted an employee benefit plan covering substantially all employees of the Company, most affiliated physicians and other employees of the affiliated physician practices. Participants must have attained age 21 and completed one year of service with either the Company or one of the Affiliated Practices in order to participate in the plan. The plan is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan includes a matching contribution equal to up to 4% of eligible employee salaries and a discretionary defined contribution (5.5% in 1997). Expense under this plan, including the 5.5% discretionary contribution, aggregated approximately $711,000 for 1997, of which approximately $654,000 was charged directly to the affiliated physician practices as clinic expenses.

                         Report of Independent Auditors

Board of Directors
Reconstructive Orthopaedic Associates II, P.C.

We have audited the accompanying balance sheets of Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) as of December 31, 1997 and 1996, and the related statements of operations, (net capital deficiency) stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                   /s/ ERNST & YOUNG LLP
                                                   ---------------------
                                                     Ernst & Young LLP
Denver, Colorado
February 13, 1998

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                                 Balance Sheets




                                                                        December 31
                                                                 1997                1996
                                                          ----------------------------------------
Assets                                                                 (See Note 2)
Current assets:
   Cash                                                        $   109,362        $     52,031
   Due from Thomas Jefferson University                            102,000             303,600
   Due from Specialty Care Network, Inc.                           424,290           1,314,462
   Other accounts receivable                                        46,594                   -
   Prepaid expenses                                                 11,993                   -
                                                          ----------------------------------------
Total current assets                                               694,239           1,670,093

Other assets                                                         4,733              25,714
                                                          ----------------------------------------
Total assets                                                   $   698,972          $1,695,807
                                                          ========================================

Liabilities and (net capital deficiency)
   stockholders' equity
Current liabilities:
   Accounts payable                                            $   136,256         $   170,746
   Accrued compensation and benefits                               212,103                   -
   Due to Thomas Jefferson University                               46,594              39,674
   Due to Specialty Care Network, Inc.                             623,159             850,498
                                                          ----------------------------------------
Total current liabilities                                        1,018,112           1,060,918

Commitments and contingencies

(Net capital deficiency) stockholders' equity:
Class A voting common stock, $1.00 par value,
   1,000 shares authorized, 510 shares outstanding                     510                 510
Class B nonvoting common stock, $1.00 par value,
   1,000 shares authorized, 490 shares outstanding                     490                 490
Additional paid-in capital                                         199,204             199,204
(Accumulated deficit) retained earnings                           (492,569)            434,685
Treasury stock (340 Class A common shares and
   100 Class B common shares), at cost                             (26,775)                  -
                                                          ----------------------------------------
Total (net capital deficiency) stockholders' equity               (319,140)            634,889
                                                          ----------------------------------------
Total liabilities and (net capital deficiency)
   stockholders' equity                                        $   698,972          $1,695,807
                                                          ========================================

See accompanying notes.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                            Statements of Operations




                                                                     Year ended December 31
                                                          1997                 1996                 1995
                                                  --------------------------------------------------------------
                                                                          (See Note 2)

Net patient revenue                                    $14,999,469            $16,732,168         $16,906,641
Other revenue                                            1,117,126              1,006,600             584,145
                                                  --------------------------------------------------------------
Total revenue                                           16,116,595             17,738,768          17,490,786

Operating expenses:
   Physician compensation                                6,267,170             10,187,408           9,288,516
   Salaries and benefits                                 1,014,916              3,057,694           3,874,636
   Supplies, general and
     administrative expenses                             1,275,145              3,970,963           2,792,588
   Depreciation and amortization                                 -                114,339             133,450
   Management fee to Specialty
     Care Network, Inc.                                  8,546,776              1,453,874                   -
                                                  --------------------------------------------------------------
Total operating expenses                                17,104,007             18,784,278          16,089,190
                                                  --------------------------------------------------------------

(Loss) income from operations                             (987,412)            (1,045,510)          1,401,596
Interest income                                             60,158                 70,497              59,121
Interest expense                                                 -                (13,333)               (555)
                                                  --------------------------------------------------------------
Net (loss) income                                    $    (927,254)         $    (988,346)       $  1,460,162
                                                  ==============================================================


See accompanying notes.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

           Statements of (Net Capital Deficiency) Stockholders' Equity




                                                                            (Accumulated
                                      Number                  Additional      Deficit)
                                        of         Common       Paid in       Retained        Treasury
                                      Shares     Stock (1)      Capital       Earnings          Stock         Total
                                    ----------- ------------- ------------ ---------------- -------------- -------------
                                                                   (See Note 2)
Balances, January 1, 1995              1,000       $1,000     $        -      $2,744,489     $  (25,013)      $2,720,476
   Net income                              -            -              -       1,460,162              -        1,460,162
   Dividends paid                          -            -              -         (40,000)             -          (40,000)
                                    ----------- ------------- ------------ ---------------- -------------- -------------
Balances, December 31, 1995            1,000        1,000              -       4,164,651        (25,013)       4,140,638
   Net loss                                -            -              -      (1,423,031)             -       (1,423,031)
   Purchase of treasury stock           (660)           -              -               -       (141,700)        (141,700)
   Sale of treasury stock                660            -              -               -        141,700          141,700
   Dividends paid                          -            -              -        (297,260)             -         (297,260)
   Net assets transferred to
     Specialty Care Network, Inc.          -            -              -      (2,270,143)             -       (2,270,143)
                                    ----------- ------------- ------------ ---------------- -------------- -------------
Ending capitalization at
   November 11, 1996 of
   Reconstructive Orthopaedic
   Associates, Inc. (predecessor)      1,000       $1,000     $        -     $   174,217      $ (25,013)     $   150,204
                                    =========== ============= ============ ================ ============== =============

Beginning balances at November
  12, 1996 of remaining
  predecessor assets
  transferred to
  Reconstructive Orthopaedic
  Associates II, P.C.
  (successor)                              -     $      -       $150,204   $           -    $         -      $   150,204
Sale of stock of successor             1,000        1,000         49,000               -              -           50,000
Net income                                 -            -              -         434,685              -          434,685
                                    ----------- ------------- ------------ ---------------- -------------- -------------
Balances, December 31, 1996            1,000        1,000        199,204         434,685              -          634,889
Acquisition of 440 common shares
  pursuant to a separation                 -            -              -               -        (26,775)         (26,775)
  agreement
Net loss                                   -            -              -        (927,254)             -         (927,254)
                                    =========== ============= ============ ================ ============== =============
Balances, December 31, 1997            1,000       $1,000       $199,204     $  (492,569)     $ (26,775)       $(319,140)
                                    =========== ============= ============ ================ ============== =============

(1) Includes Class A and Class B common stock for Reconstructive Orthopaedic Associates II, P.C.


See accompanying notes.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                            Statements of Cash Flows

                                                                           Year ended December 31
                                                                 1997                 1996              1995
                                                          ---------------------------------------------------------
                                                                                  (See Note 2)

Operating activities
Net (loss) income                                               $(927,254)         $  (988,346)        $1,460,162
Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
     Depreciation and amortization                                      -              114,339            133,450
     Gain on sale of assets                                             -              (40,440)                 -
     Changes in assets and liabilities:
       Accounts receivable                                              -            2,238,906         (1,664,688)
       Inventories                                                      -               19,100              6,100
       Due from Thomas Jefferson University                       201,600             (303,600)            57,716
       Due from Specialty Care Network, Inc.                      890,172           (1,314,462)                 -
       Other accounts receivable                                  (46,594)                   -                  -
       Prepaid expenses                                           (11,993)             122,793            124,359
       Other assets                                                20,981               (6,742)           (16,695)
       Accounts payable                                           (34,490)              (8,689)           120,017
       Accrued compensation and benefits                          212,103              (45,730)           (36,071)
       Accrued profit sharing contribution                              -             (245,819)            85,421
       Other accrued expenses                                           -               (2,863)             1,975
       Due to Thomas Jefferson University                           6,920               39,674                  -
       Due to Specialty Care Network, Inc.                       (227,339)             850,498                  -
                                                          ---------------------------------------------------------
Net cash provided by operating activities                          84,106              428,619            271,746

Investing activities
Sales of furniture, fixtures and equipment                              -               92,025                  -
Purchases of furniture, fixtures and equipment                          -              (47,733)          (240,426)
                                                          ---------------------------------------------------------
Net cash provided by (used in) investing activities                     -               44,292           (240,426)

Financing activities
Proceeds from short-term borrowings                                     -                    -            570,000
Repayment of short-term borrowings                                      -             (570,000)          (550,000)
Proceeds from long-term debt                                            -              200,000                  -
Principal payments on long-term debt                                    -              (49,823)                 -
Purchases of treasury stock                                       (26,775)            (141,700)                 -
Proceeds  from sale of treasury stock                                   -              141,700                  -
Proceeds from sale of common stock                                      -               50,000                  -
Dividends paid                                                          -             (297,260)           (40,000)
                                                          ---------------------------------------------------------
Net cash used in financing activities                             (26,775)            (667,083)           (20,000)
                                                          ---------------------------------------------------------

Net increase (decrease) in cash                                    57,331             (194,172)            11,320
Cash at beginning of year                                          52,031              246,203            234,883
                                                          ---------------------------------------------------------
Cash at end of year                                             $ 109,362         $     52,031        $   246,203
                                                          =========================================================

Supplemental schedule of noncash
   investing and financing activities
     Assets transferred to Specialty Care Network, Inc.    $            -           $2,548,412     $            -
     Liabilities transferred to Specialty Care
       Network, Inc.                                                    -             (278,269)                 -
                                                          ---------------------------------------------------------
                                                           $            -           $2,270,143     $            -
                                                          =========================================================

See accompanying notes.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                          Notes to Financial Statements

                                December 31, 1997


1. Description of the Business

Reconstructive Orthopaedic Associates II, P.C. (successor to Reconstructive Orthopaedic Associates, Inc.) is an orthopaedic physician practice which serves Philadelphia, Pennsylvania and its surrounding communities. Reconstructive Orthopaedic Associates II, P.C. and Reconstructive Orthopaedic Associates, Inc. (collectively the Company) is/was a professional corporation incorporated under the laws of the State of Pennsylvania.

2. Summary of Significant Accounting Policies

Basis of Presentation

As discussed in Note 8, Reconstructive Orthopaedic Associates, Inc. (the Predecessor Practice) entered into an agreement on November 12, 1996, with Specialty Care Network, Inc. (SCN) whereby SCN acquired substantially all the net assets of the Predecessor Practice. Concurrent with the acquisition, the physician shareholders of the Predecessor Practice, who functioned as promoters in that transaction, formed Reconstructive Orthopaedic Associates II, P.C. (the Successor Practice) and entered into a long-term service agreement with SCN under which SCN provides management and administrative services to the Successor Practice. That transaction reflects a disposition of certain net practice assets to SCN with no significant change in the operations or ownership between the Predecessor and Successor Practices and has accordingly been treated for financial statement presentation purposes as a continuation of the business.

The accompanying financial statements of the Company as of and for the years ended December 31, 1997 and 1996 have been prepared on the historical basis of accounting. SCN's acquisition of the Predecessor Practice's net assets was accounted for using historical cost in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 48 and related interpretations. The remaining net assets of the Predecessor Practice at the transaction date were transferred at historical cost to the Successor Practice.

Additionally, the accompanying financial statements contemplate the effectuation of the proposed amendments to the affiliation agreement between SCN and the Company on substantially the same terms and conditions as described in Note 9 herein.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Under the long-term service agreement with SCN, the Successor Practice agreed to sell and assign to SCN, and SCN agreed to buy, all of the Successor Practice's accounts receivable each month during the existence of the service agreement. The purchase price for such accounts receivable generally equals the gross amount of the accounts receivable each month, less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on historical collection rates, as determined by SCN. However, SCN and the Successor Practice are currently making periodic adjustments so that amounts paid by SCN for the accounts receivable are adjusted upwards or downwards based on SCN's actual collection experience. SCN bears the collection risk with respect to accounts receivable acquired from the Predecessor Practice in connection with the initial affiliation transaction.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment were stated at cost. Depreciation and amortization were determined using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used were as follows:

        Computer equipment and automobiles                      5 years
        Furniture, fixtures and equipment                       7 years
        Leasehold improvements                                 15 years

All furniture, fixtures and equipment at November 11, 1996 were transferred to SCN (see Note 8).

Financial Instruments

The carrying amounts of financial instruments (e.g., accounts receivable, certain liabilities, etc.) as reported in the accompanying balance sheets approximate fair value.

Estimated Medical Professional Liability Claims

Effective December 1, 1996, the Company is insured for medical professional liability claims through a claims-made commercial insurance policy. Prior to such date the Company maintained an occurrence-based commercial insurance policy.

Income Taxes

The Company is a Subchapter S corporation under the Internal Revenue Code and the Commonwealth of Pennsylvania tax statutes and, accordingly, is not taxed as a separate entity. The Company's taxable income or loss is allocated to each stockholder and recognized as taxable income on their individual federal and state tax returns.

The estimated aggregate permanent and temporary differences between the tax bases and reported amounts of the Company's net assets is approximately $365,000 at December 31, 1997.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


2. Summary of Significant Accounting Policies (continued)

Reclassifications

The accompanying 1996 and 1995 financial statements include certain reclassifications in order to conform to the current period presentation.

3. Accounts Receivable and Net Patient Revenue

As further discussed in Note 8, the Predecessor Practice entered into an acquisition transaction with SCN. In conjunction therewith, as part of the acquisition of substantially all net practice assets, the outstanding net patient accounts receivable of the Predecessor Practice were transferred to SCN. Concurrently, the Successor Practice entered into a long-term service agreement with SCN. Pursuant to the terms of this agreement, SCN purchases from the Successor Practice, on a monthly basis, the patient revenue charges, net of a historically-based contractual discount. At December 31, 1997 and 1996, the Company had a receivable from SCN for December's patient charges of $787,481 and $1,314,462, respectively, which is net of contractual discounts of $1,418,792 and $2,218,771. Additionally, at December 31, 1997, approximately $363,000 offsets the amounts due from SCN relating to adjustments for previously purchased 1997 patient revenue charges.

Net patient revenue consists of the following:

                                                                Year ended December 31
                                                      1997                1996               1995
                                               ------------------- ------------------- ------------------

Gross patient revenue                              $42,293,644         $47,708,533         $39,124,045
Less contractual adjustments and
  uncollectibles                                    27,294,175          30,976,365          22,217,404
                                               ------------------- ------------------- ------------------
                                                   $14,999,469         $16,732,168         $16,906,641
                                               =================== =================== ==================

Revenue from the Medicare program accounted for approximately 28%, 28% and 34%, of the Company's net patient service revenue for the years ended December 31, 1997, 1996 and 1995, respectively. Laws and regulations governing the Medicare program are complex and subject to interpretation. Management of the Company believes that it is in compliance with all applicable laws and regulations.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


3. Accounts Receivable and Net Patient Revenue (continued)

See Note 7 for discussion of an ongoing Department of Health and Human Services inquiry regarding the Predecessor Practice. Such laws and regulations can be subject to future government review and interpretation. Violation of such laws could result in significant regulatory action, including fines, penalties and exclusion from the Medicare program. Other than the Medicare program, no single payor provided more than 10% of net patient revenue for the years ended December 31, 1997, 1996 or 1995.

4. Lines of Credit and Note Payable

In 1995, the Company had a $700,000 line of credit with Mellon Bank. The outstanding balance of $570,000 was paid in September 1996. Simultaneously, the line of credit was terminated.

In February 1996, the Company entered into a long-term note payable with Mellon Bank for $200,000 with principal due in monthly installments of $5,556 plus interest at a rate of 8.25%. Pursuant to the terms of the acquisition agreement (see Note 8), SCN assumed the outstanding liability of $150,177 at November 11, 1996.

The Company has an uncollateralized $300,000 line of credit with Mellon Bank that expires on March 1, 1998. The entire amount was available at December 31, 1997. Managment intends to renew the line of credit on substantially the same terms and, in connection therewith, negotiations with the bank are ongoing.

Interest expense, as disclosed in the accompanying statements of operations, reasonably approximates the cash paid for interest during such years.

5. Employee Benefit Plans

The Predecessor Practice had a profit sharing plan that covered substantially all of its employees. Eligible employees could contribute up to 15% of their compensation. The Predecessor Practice contributed a discretionary amount that was allocated proportionally based upon the salaries of the participating employees. The profit sharing plan expense was $255,750 and $247,894 for the years ended December 31, 1996 and 1995, respectively. This plan was discontinued as of the November 12, 1996 acquisition of the

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


5. Employee Benefit Plans (continued)

net assets of the Predecessor Practice by SCN. The Successor Practice has not adopted a new profit sharing plan.

Effective May 1, 1997, SCN adopted an employee benefit plan covering substantially all employees of the Company, including physicians and those who have attained age 21 and completed one year of service with the Company. The plan is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan includes a Company matching contribution equal to up to 4% of eligible employee salaries and a discretionary defined contribution (5.5% in 1997). Expense under this plan, including the 5.5% discretionary contribution, aggregated $113,392 for 1997.

6. Other Revenue

In July 1995, the Company entered into a two year agreement with Thomas Jefferson University Hospital (the Hospital), a division of Thomas Jefferson University, whereby the Company provides administrative, supervisory, teaching and patient care services for the Hospital's Department of Orthopaedic Surgery. Effective July 1, 1997, the agreement was extended for an additional five year term. The Hospital provides the Company with compensation for its employees providing such services in the amount of $607,200 per annum prior to July 1, 1997 and $865,000 per annum subsequent to such date. Approximately $202,000 of the then outstanding accounts receivable was allocated to the Successor Practice as part of the November 12, 1996 SCN transaction.

Also in July 1995, the Company entered into a two year agreement with Jefferson Medical College (the College), a division of Thomas Jefferson University, whereby the Company provided educational services to the College's medical students and residents for an annual fee of $400,000.

Effective April 1, 1997, the Company, the Hospital and the College entered into a five year agreement whereby one of the Company's physicians, as specifically identified in the underlying agreement, will serve as co-director of the College's Spinal Cord Injury Center, as well as perform other clinical, administrative and teaching services associated with the care of acute spinal cord injury patients. The Hospital will provide the Company with compensation for the physician providing such services in the amount of $408,000 per annum, plus an additional amount based on the physician's performance, as

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


6. Other Revenue (continued)

determined in accordance with criteria established by the College; however, no such additional amount has been recorded in the accompanying financial statements as of and for the year ended December 31, 1997.

7. Commitments and Contingencies

The Company leases its office facilities on an annual basis. Rent expense for the years ended December 31, 1997, 1996 and 1995 totaled $109,506, $308,000 and $121,139, respectively. Additionally, the Company reimburses SCN for rent expense incurred by SCN on the Company's behalf. Such amounts for the years ended December 31, 1997 and 1996 were $504,868 and $62,000, respectively.

The Company is committed to certain renovations to its primary office facility in the aggregate amount of approximately $60,000. The Company expects that such costs will be reimbursed by SCN and subsequently charged back to the Company through depreciation and amortization under the SCN management fee arrangement.

The Company and SCN have been advised that the Department of Health and Human Services is conducting an inquiry regarding the Predecessor Practice and physicians formerly associated with that practice, including two of SCN's directors. The inquiry appears to be concerned with the submission of claims for Medicare reimbursement by the practice. Management does not believe that the final resolution of this matter will have an adverse impact on the Company's results of operations or financial position.

The Company is party to legal proceedings and potential claims arising in the ordinary course of its business, including malpractice claims in excess of available insurance coverage. The ultimate legal and financial liability of the Company with respect to such ongoing litigation cannot be estimated with any certainty but, in the opinion of management, the Company has adequate legal defenses, reserves or malpractice insurance coverage with respect to those matters so that the ultimate resolution will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


8. Acquisition of Net Assets by Specialty Care Network, Inc.

Effective November 12, 1996, the Predecessor Practice entered into an agreement with SCN whereby SCN acquired substantially all of the net assets of the Predecessor Practice. Pursuant to the terms of the agreement the transaction was structured whereby the physician stockholders of the Predecessor Practice, functioning as promoters, exchanged the common stock of the Predecessor Practice, which was dissolved, for 3,169,379 common shares of SCN and $1,537,872 of cash. In addition, as part of this transaction, those physician stockholders concurrently transferred certain assets of the Predecessor Practice into the Successor Practice (a newly formed entity) and entered into a long-term service agreement with SCN to provide ongoing clinical services. That transaction reflected a disposition of certain net practice assets to SCN with no significant change in the operations and ownership between the Predecessor and Successor Practices and has accordingly been treated for financial statement presentation purposes as a continuation of the business.

Initial Service Agreement

Concurrent with the aforementioned transaction, the Successor Practice entered into a long-term service agreement (the Initial Service Agreement) with SCN. However, see Note 9 for discussion of subsequent proposed amendments to the Initial Service Agreement related to the separation of three physicians from the Company. Pursuant to the terms of the forty-year service agreement, SCN, among other things, provides facilities and management, administrative and development services, in return for a service fee. Such fee is payable monthly and consists of the following: (i) a service fee based on 33% of the adjusted pre-tax income of the Company (generally defined as revenue of the Company related to professional services less amounts equal to certain clinic expenses but not including physician owner compensation or most benefits to physician owners) plus (ii) reimbursement of certain clinic expenses. For the first three years following affiliation, however, the portion of the service fees described under clause (i) is specified to be the greater of the amount payable as described under clause (i) above or a fixed dollar amount (the "Base Service Fee"), which was generally calculated by applying the service fee percentage to the adjusted pre-tax income of the Predecessor Practice for the twelve months prior to affiliation. For the years ended December 31, 1997 and 1996, management fee expenses, exclusive of clinic expense reimbursement, were $3,113,667 and $680,124, respectively. The amount due to SCN at December 31, 1997 and 1996 is $710,319 and $850,498, respectively.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


8. Acquisition of Net Assets by Specialty Care Network, Inc. (continued)

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

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


8. Acquisition of Net Assets by Specialty Care Network, Inc. (continued)

Non-competition restrictions generally apply to physician owners during their affiliation with the Company and for three years thereafter. In addition, the Initial Service Agreement requires the Company to enter into non-competition agreements with all its physicians. After the fifth year of the term of the Initial Service Agreement, physician owners of the Company may be released from the non-competition provisions upon payment of certain amounts to SCN, which may be paid in the form of SCN's common stock. The Initial Service Agreement generally requires the Company to pursue enforcement of the non-competition agreement with physicians or assign to SCN the right to pursue enforcement.

9. Separation Agreement

Pursuant to a Separation Agreement (the Agreement), dated June 9, 1997, between the stockholders of the Company, the Company and doctors Booth, Bartolozzi and Balderston (collectively the 3B Group), the three aforementioned physicians redeemed their 440 shares of stock in the Company for approximately $26,800 and formed a new Pennsylvania professional corporation in order to practice medicine. The stock redemption amount approximated the net book value per common share on June 30, 1997 (i.e., the date of separation).

The net patient revenue attributable to doctors Booth Bartolozzi and Balderston for the years ended December 31, 1996 and 1995 was approximately $6,907,394 and $7,440,575, respectively. The similar amount for the six months ended June 30, 1997 was approximately $4,506,477. The Company's individual physician compensation is generally determined by the net patient revenue generated by the physician, less an allocation of clinic and corporate expenses.

Pursuant to proposed amendments to the Initial Service Agreement, SCN, the Company and the 3B Group will amend the original service agreement with the Company so that the aggregate Base Service Fee for the Company and the 3B Group will be equal to the Company's original Base Service Fee. Additionally, in the event that the Base Service Fee of either (but not both) of the practices for the twelve months ended October 31, 1997 is more than the service fee (the Percentage-Based Service Fee) that would result from the application of the Service Fee Percentage to the practice's Adjusted Pre-Tax Income (a Base Fee Deficit), the other practice will offset against the deficit the amount, if any, by which its Percentage-Based Service Fee exceeds its Base Service Fee. Thereafter, if

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


9. Separation Agreement (continued)

any deficit remains, (i) SCN will forgive one-third of the remaining Base Fee Deficit, up to $120,000, (ii) the practice that did not have the Base Fee Deficit will pay one-third of the remaining Base Fee Deficit, up to $120,000 and
(iii) the practice with the Base Fee Deficit will pay to SCN all additional remaining Base Fee Deficit. If both practices have a Base Fee Deficit, (i) the 3B Group will pay one-third of the Company's Base Fee Deficit, up to $120,000,
(ii) SCN will forgive one-third of the Company's Base Fee Deficit, up to $120,000, (iii) the Company will pay the remainder of the Base Fee Deficit and
(iv) the 3B Group will pay to SCN the entire amount of its Base Fee Deficit. During the twelve months ending October 31, 1998, the proposed amendments indicate that up to two-thirds of the Company's Base Service Fee Deficit may be forgiven by SCN, up to $240,000.

The parties have agreed that in the event additional issues arise in the process of completing definitive agreements, or amendments to existing agreements, and such issues are not resolved, then such issues will be submitted to binding arbitration.

10. Stockholders' Equity

The Successor Practice maintains two classes of common stock. Class A common stock and Class B common stock have equal rights and privileges, except that the holders of the Class B common stock are not entitled to vote upon matters submitted to a vote of the stockholders, except for those matters required by law. However, the Shareholders' Agreement, which governs the contractual rights and privileges of the stockholders, requires the conversion of all Class B nonvoting common shares into Class A voting common shares upon the occurrence of certain events. The separation agreement discussed in Note 9 creates circumstances whereby conversion will occur, but the legal stock conversion has not yet been effectuated at December 31, 1997. Management believes that the appropriate common stock conversion will transpire in 1998.

Stockholders are generally prohibited from selling and/or transferring their common shares without the unanimous written consent of all the other stockholders. Moreover, the individual stockholders and the Company maintain rights of first refusal pursuant to any common stock dispositions. The purchase price for disposition purposes shall at all times be the book value of such shares as determined by reference to the most recent financial statements.

                 Reconstructive Orthopaedic Associates II, P.C.
           (successor to Reconstructive Orthopaedic Associates, Inc.)

                    Notes to Financial Statements (continued)


10. Stockholders' Equity (continued)

Exclusive of shares held as treasury stock, there are 170 Class A common shares and 390 Class B common shares held by physician stockholders at December 31, 1997.

11. Year 2000 Issue (Unaudited)

The Company and SCN have developed plans to modify their information technologies to be ready for the year 2000 and the Company has begun converting critical data processing systems. The Company currently expects the project to be substantially complete by mid 1999. An estimate of the year 2000 internal costs, exclusive of the costs to upgrade and replace systems in the normal course of business, is not currently available; however, the Company does not expect this project to have a significant effect on operations. As of December 31, 1997, no significant amounts have yet been expensed thereunder. The Company will continue to implement systems with strategic value though some projects may be delayed due to resource constraints.

                   Specialty Care Network, Inc. and Subsidiary

                Schedule II -- Valuation and Qualifying Accounts


                                  Balance at      Charged to        Charged to                        Balance at
                                  Beginning        Costs and          Other                              End
        Description               of Period        Expenses          Accounts        Deductions       of Period
        -----------              -----------     ------------     -------------     ------------     ------------
Year ended December 31, 1997
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts                  $15,719,542     $   100,380      $87,199,182(1)    $(84,589,217)(3)  $26,225,860
                                                  (1,542,354)(4)    9,338,327(2)


Year ended December 31, 1996
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts                 $       --       $       --       $11,264,784(1)    $(11,085,869)(3)   $15,719,542
                                                                   15,540,627(2)




(1) Contractual adjustments recognized in the purchase of monthly net accounts receivable balances for the periods presented.

(2)  Acquired in conjunction with acquisition of affiliated physician practices.

(3) Represents actual amounts charged against the allowance for the periods presented.

(4) Recoveries of amounts previously reserved, included in other revenue in the consolidated financial statements.