Form 10-Q
period 1998-03-31
SPECIALTY CARE NETWORK INC
filed 1998-05-15
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           --------------------------
                                    FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  MARCH 31, 1998
                              --------------------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to
                               ---------------------    ------------------------

                         Commission file number    0-22019
                                                --------------------------------

                          SPECIALTY CARE NETWORK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                       62-1623449
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO                 80228
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code        (303) 716-0041
                                                   -----------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days. Yes X No

     On April 30, 1998, 17,736,393 shares of the Registrant's common stock, $.001 par value, were outstanding.

                   Specialty Care Network, Inc. and Subsidiary





                                      INDEX
PART I.  FINANCIAL INFORMATION:

Item 1.       Consolidated Condensed Balance Sheets -
              March 31, 1998 and December 31, 1997.......................................................1

              Consolidated Statements of Income -
              Three Months Ended March 31, 1998 and 1997.................................................2

              Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1998 and 1997.................................................3

              Notes to Consolidated Condensed Financial Statements.......................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................7

PART II.  OTHER INFORMATION:

Item 2.       Changes in Securities.....................................................................10

Item 6.       Exhibits and Reports on Form 8-K..........................................................10

                          PART I. FINANCIAL INFORMATION

                   Specialty Care Network, Inc. and Subsidiary

                      Consolidated Condensed Balance Sheets

                                                                        MARCH 31           DECEMBER 31
                                                                          1998                1997
                                                                     ----------------------------------
                                                                      (Unaudited)
ASSETS
Cash and cash equivalents                                            $  14,856,083        $   3,444,517
Accounts receivable, net                                                32,921,234           25,957,367
Loans to physician stockholders                                            910,733              914,737
Prepaid expenses and other                                               1,661,861              796,903
                                                                     ----------------------------------
Total current assets                                                    50,349,911           31,113,524

Property and equipment, net                                              8,119,401            5,276,219
Intangible assets, net                                                   1,026,026            1,137,808
Management service agreements, net                                     116,364,655          100,732,431
Equity investment                                                                -              400,000
Advances to affiliates                                                   1,263,361              522,022
Other assets                                                             2,008,610            1,119,646
                                                                     ----------------------------------
Total assets                                                         $ 179,131,964        $ 140,301,650
                                                                     ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of capital lease obligations                         $     211,222        $     263,007
Accounts payable                                                           911,851              701,087
Accrued payroll, incentive compensation and related
   expenses                                                              1,441,602            1,350,825
Accrued expenses                                                         2,905,073            2,171,130
Due to physician group                                                  11,239,000                    -
Income taxes payable                                                        94,908              944,632
Due to affiliated physician practices                                    4,238,047            2,885,602
Deferred income taxes                                                    1,325,696              872,855
                                                                     ----------------------------------

Total current liabilities                                               22,367,399            9,189,138
Convertible note payable                                                 5,579,439                    -
Line-of-credit                                                          46,225,000           33,000,000
Capital lease obligations, less current portion                            881,118              885,141
Deferred income taxes                                                   31,777,898           32,115,476
                                                                     ----------------------------------
Total liabilities                                                      106,830,854           75,189,755

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding                          -                    -
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 17,736,393 and
     17,703,293 shares issued and outstanding in 1998
     and 1997, respectively                                                 17,736               17,703
   Common stock subscribed for issuance to physician group                     470                    -
   Additional paid-in capital                                           65,897,566           60,995,177
   Retained earnings                                                     6,385,338            4,099,015
                                                                     ----------------------------------
Total stockholders' equity                                              72,301,110           65,111,895
                                                                     ----------------------------------
Total liabilities and stockholders' equity                           $ 179,131,964        $ 140,301,650
                                                                     ==================================


See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

                        Consolidated Statements of Income
                                   (Unaudited)


                                                                 THREE MONTHS ENDED
                                                                      MARCH 31
                                                        --------------------------------
                                                             1998              1997
                                                        --------------------------------
       Revenue:
          Service fees                                   $ 17,213,803       $  7,297,553
          Other                                             2,046,644               --
                                                         -------------------------------
                                                           19,260,447          7,297,553
       Costs and expenses:
          Clinic expenses                                  12,234,547          4,924,705
          General and administrative expenses               2,642,150          1,116,737
                                                         -------------------------------
                                                           14,876,697          6,041,442
       Income from operations                               4,383,750          1,256,111
       Other:
          Interest income                                      61,320            158,520
          Interest expense                                   (666,024)           (87,701)
                                                         -------------------------------
       Income before income taxes                           3,779,046          1,326,930
       Income tax expense                                  (1,492,723)          (544,000)
                                                         -------------------------------
       Net income                                        $  2,286,323       $    782,930
                                                         ===============================

       Net income per common share (basic)               $       0.13       $       0.06
                                                         ===============================
       Weighted  average common shares  outstanding
       (basic)                                             17,731,273         12,786,995
                                                         ===============================
       Net income per common share (diluted)             $       0.13       $       0.06
                                                         ===============================
       Weighted average number of common
       shares and common share equivalents
          used in computation (diluted)                    18,272,034         13,466,505
                                                         ===============================


See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                  THREE MONTHS ENDED MARCH 31
                                                                     1998             1997
                                                                 ------------------------------

OPERATING ACTIVITIES
Net income                                                       $ 2,286,323       $   782,930
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
      Depreciation                                                   402,276           266,640
      Amortization                                                   776,551            38,646
      Gain on sale of equity investment                           (1,228,701)             --
      Non-cash compensation expense-stock options                     27,501              --
     Deferred income tax (benefit) expense                           115,263          (102,217)
     Changes in operating assets and liabilities, net of
       the non-cash effects of the acquisitions of the
       net assets of physician groups:
         Accounts receivable, net                                 (1,863,867)       (1,913,058)
         Loans to physician stockholders                               4,004              --
         Prepaid expenses and other assets                          (962,893)         (785,191)
         Accounts payable and accrued expenses                       914,665          (414,194)
         Accrued payroll, incentive compensation and
           related expenses                                          (34,223)         (305,199)
         Income taxes payable and prepaid and
           recoverable income taxes, net                            (849,724)         (758,783)
         Due to  affiliated physicians practices                   1,352,445         1,461,052
                                                                 -----------       -----------
Net cash provided by (used in) operating activities                  939,620        (1,729,374)

INVESTING ACTIVITIES
Purchases of property and equipment                               (2,811,106)         (512,122)
Proceeds from sale of equity investment                            1,075,000              --
Increase in other assets                                             (15,263)             --
Increase in intangible assets                                        (90,138)             --
Equity investment and related advances                            (1,061,339)             --
Acquisitions of physician groups                                        --            (134,992)
                                                                 -----------       -----------
Net cash used in investing activities                            $(2,902,846)      $  (647,114)

                   Specialty Care Network, Inc. and Subsidiary

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                   (continued)


                                                                          THREE MONTHS ENDED MARCH 31
                                                                             1998              1997
                                                                       ---------------------------------
FINANCING ACTIVITIES
Proceeds from initial public offering, net of
   current period offering costs                                        $       --         $ 23,112,694

Proceeds from line-of-credit agreement                                    13,225,000          1,400,000
Principal repayments on line of credit agreement                                --           (5,577,681)
Principal repayments on capital lease obligations                            (55,808)           (58,754)
Exercise of common stock options                                             205,600                 --
                                                                        -------------------------------
Net cash provided by financing activities                                 13,374,792         18,876,259

Net increase in cash and cash equivalents                                 11,411,566         16,499,771
Cash and cash equivalents at beginning of period                           3,444,517          1,444,007
                                                                        -------------------------------
Cash and cash equivalents at end of period                              $ 14,856,083       $ 17,943,778
                                                                        ===============================

Interest paid                                                           $    684,131       $     87,701
                                                                        ===============================
Income taxes paid                                                       $  2,143,102       $  1,405,000
                                                                        ===============================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
Effects of the acquisitions of the net assets of physician groups:
     Assets acquired                                                    $ 21,654,833       $  6,536,181
     Liabilities assumed                                                    (252,977)           (95,000)
      Income tax liabilities assumed                                            --           (2,623,189)
      Convertible note payable issued                                     (5,579,439)              --
      Cash outlay                                                               --             (134,992)
      Due to physician group                                             (11,239,000)              --
                                                                        -------------------------------
      Common stock issued to effect acquisitions                        $  4,583,417       $  3,683,000
                                                                        ===============================



See accompanying notes to consolidated condensed financial statements.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)

                                 March 31, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiary (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NEW ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income:
The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, during the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (e.g., revenue, expenses, gains, loss, etc.) in a full set of general purpose financial statements. SFAS No. 130 requires companies to report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders with no similar requirement for disclosure of its components. As the Company has no comprehensive income amounts, the adoption of SFAS No. 130 currently has no impact on the Company's financial presentation. If the Company has items of comprehensive income in future periods, these items will be reported and displayed in accordance with SFAS No. 130.

Earnings Per Share:
In 1997, Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, was issued. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous method of reporting earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

                   Specialty Care Network, Inc. and Subsidiary

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 2 - PHYSICIAN PRACTICE AFFILIATION

Effective March 31, 1998, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Orlin & Cohen Associates LLP ("OCOA"), total consideration was paid to OCOA consisting of 470,094 shares of common stock, a promissory note in the principal amount of $5,579,000 and cash in the amount of $11,125,000. The cash payment was made to OCOA in April 1998. In addition, the Company paid a brokers fee of $114,000 in connection with the acquisition. The shares were issued in April 1998, and are shown in the accompanying financial statements as common stock subscribed for issuance to physician group. The promissory note is due in full on March 31, 2001, with annual interest payments due at the rate of 5%. The holder of the note may convert the note into common stock of the Company at the conversion ratio of one share of common stock for approximately $14.24 of note principal and accrued interest. In addition to the consideration described above, the Company may pay additional contingent consideration to OCOA based on growth achieved by OCOA within the first three years of the service agreement.


NOTE 3 - GAIN ON SALE OF EQUITY INVESTMENT

In 1997, the Company purchased 50% of the outstanding membership interests in West Central Ohio Group, Ltd. ("WCOG"), an Ohio limited liability company that was formed to construct an ambulatory surgery center in Lima, Ohio, from the physician owners of a practice affiliated with the Company (the "Ohio Physician Owners"). In March 1998, the Company sold its entire interest in WCOG to the Ohio Physician Owners and a company ("the Acquiring Company") for total consideration of approximately $1,950,000. In addition, the Company was relieved of its obligation to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration from the initial purchase of its investment in WCOG. The sale resulted in a pre-tax gain of approximately $1,200,000, which has been included in other revenue in the accompanying financial statements. An officer and 50% stockholder of the Acquiring Company, is the brother of the President and Chief Executive Officer of the Company.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of funds available under the Company's line of credit and cash flows from operations, are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including insufficient personnel and capital resources, competition for payor contracts, shortage of qualified physicians, changes in the regulatory environment and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, particularly under "Risk Factors" in item 1.

GENERAL

Specialty Care Network, Inc. (the "Company") is a physician practice management company that focuses on musculoskeletal care. Currently, the Company is affiliated with 159 physicians in 22 practices (the "Affiliated Practices") located in 11 states. The Company also manages outpatient surgery centers, outpatient magnetic resonance imaging (MRI) centers, physical therapy operations and occupational medicine operations.

ACCOUNTING TREATMENT

Costs of obtaining management service agreements are amortized using the straight-line method over the life of the agreements, generally forty years. Under the service agreements between the Company and each of the Affiliated Practices, the Company has the exclusive right to provide management, administrative and development services during the term of the agreement.

RESULTS OF OPERATIONS

Revenue. The Company's service fee revenue, including reimbursement of clinic expenses, increased by $9.9 million to $17.2 million for the three months ended March 31, 1998 compared to $7.3 million for the same period in 1997. This increase resulted primarily from the increase in affiliation transactions during the latter part of 1997. The Company also generated other revenues totaling $2.0 million for the three months ended March 31, 1998. There were no comparable other revenues for the same period of 1997. Other revenues for 1998 included a pre-tax gain of $1.2 million from the sale of an equity investment (see Note 3 to the Consolidated Condensed Financial Statements) as well as revenues from business consulting fees, medical director fees and other miscellaneous revenue.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Costs and expenses. For the three months ended March 31, 1998, total costs and expenses were $14.9 million compared to $6.0 million for the same period of 1997. Total clinic expenses were $12.2 million for the three months ended March 31, 1998, compared to $4.9 million for the same period of 1997. This increase is primarily due to the increased affiliation transactions of the Company near the end of 1997. Of the total costs and expenses, for the three months ended March 31, 1998, $2.6 million were general and administrative expenses, compared to $1.1 million for the same period of 1997. General and administrative expenses increased principally due to additional personnel and administrative expenses required for the provision of services to the Affiliated Practices.

Interest expense. During the three months ended March 31, 1998, the Company incurred interest expense of $666,000 compared to $88,000 for the same period of 1997. The increase was a result of an increase in the total borrowings outstanding under the Company's credit facility with a bank (the "Credit Facility"), which were made to fund the Company's ongoing affiliation transactions. At March 31, 1998, $46.2 million was outstanding under the Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had $28.0 million in working capital, up from $21.9 million as of December 31, 1997. For the first three months of 1998, cash flow provided by operations was $912,000 compared to cash flow used in operations of $1.7 million for the same period of 1997.

During the three months ended March 31, 1998, the Company invested in property and equipment of $2.8 million, related primarily to the purchase of magnetic resonance imaging units at the affiliated practices. The Company borrowed $13.2 million under the Credit Facility primarily to fund the cash requirements of its practice affiliation with Orlin & Cohen Associates LLP, which was effective March 31, 1998. The total cash used in connection with the practice affiliation of $11.2 million was paid in April 1998.

The Company's Credit Facility permits maximum borrowing of $75 million, subject to certain limitations, including certain financial ratios, one of which is a calculation of funded debt to cash flow. The Credit Facility may be used (i) to fund the cash portion of affiliation transactions and (ii) for the development of musculoskeletal focused surgery centers and other ancillary service capabilities. As of March 31, 1998, the Company's effective rate of interest under the Credit Facility was approximately 7.44% per annum.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management believes that funds available under the Credit Facility and cash flow from operations will be sufficient to fund the Company's operations at its current level for at least the next twelve months. However, the Company anticipates that it will require additional funds to finance capital expenditures relating to expansion of its business. The Company expects that capital expenditures during 1998 will relate primarily to (i) affiliations with additional practices, (ii) the development of ancillary facilities, (iii) expansion and replacement of medical and office equipment for the Affiliated Practices and (iv) the purchase of equipment for expansion of corporate offices. The Company anticipates that, in order to fund expansion of its business, it may incur from time to time additional short- and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that sufficient funds will be available on terms acceptable to the Company, if at all. If funds are unavailable when needed, the Company may be compelled to modify its expansion plans.

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

Reference is made to the description of the Company's affiliation transaction in
Note 2 of the Notes to Consolidated Condensed Financial Statements included in this report. The Company effected the foregoing transaction in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933. In this regard, the Company believes the transactions complied with the requirements of Rule 506 under the Act.


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits -- The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

EXHIBIT
NUMBER               DESCRIPTION

11              Statement re: computation of per share earnings
27              Summary financial data schedule

      (b) Reports on Form 8-K. No reports were filed on Form 8-K during the period covered by this report.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SPECIALTY CARE NETWORK, INC.



Date:     May 14, 1998               By: /s/ Paul Davis
      ---------------------             --------------------------------------
                                        Paul Davis
                                        Senior Vice President, Finance
                                        (Principal Accounting Officer)

                   Specialty Care Network, Inc. and Subsidiary


                                  EXHIBIT INDEX



Exhibit 11     Computation of Per Share Earnings ................... 13

Exhibit 27     Summary Financial Data Schedule ..................... 14