Form 10-Q
period 1998-06-30
SPECIALTY CARE NETWORK INC
filed 1998-08-14
CIK 1027915

================================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1998
                               -----------------------

                                    OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________________ to ________________________

                       Commission file number 0-22019
                                             --------

                              Specialty Care Network, Inc.
-------------------------------------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)


Delaware                                                62-1623449
-------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 Union Boulevard, Suite 600, Lakewood, Colorado                   80228
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code        (303) 716- 0041
                                                          ---------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Days. Yes X No
                                       ---   ---

    On July 31, 1998, 17,739,393 shares of the Registrant's common stock, $.001 par value, were outstanding.

================================================================================

                  Specialty Care Network, Inc. and Subsidiaries





                                      Index

Part I. Financial Information:

Item 1.   Consolidated Condensed Balance Sheets -
          June 30, 1998 and December 31, 1997.............................1

          Consolidated Statements of Income -
          Three Months Ended June 30, 1998 and 1997
          Six Months Ended June 30, 1998 and 1997.........................2

          Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 30, 1998 and 1997.........................3

          Notes to Consolidated Condensed Financial Statements............5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk .....10

Part II. Other Information:

Item 2.   Changes in Securities..........................................11

Item 4.   Submission of Matters to a Vote of Security Holders  ..........11

Item 6.   Exhibits and Reports on Form 8-K...............................12

                         Part I. Financial Information

                 Specialty Care Network, Inc. and Subsidiaries

                     Consolidated Condensed Balance Sheets

                                                    ------------   ------------
                                                       June 30      December 31
                                                         1998          1997
                                                    ------------   ------------
                                                     (Unaudited)
Assets
Cash and cash equivalents                           $  1,204,167   $  3,444,517
Accounts receivable, net                              33,853,060     25,957,367
Loans to physician stockholders                        1,045,007        914,737
Prepaid expenses and other                             1,699,217        796,903
Prepaid income tax                                       210,451           --
                                                    ------------   ------------
Total current assets                                  38,011,902     31,113,524

Property and equipment, net                            9,875,927      5,276,219
Intangible assets, net                                   967,756      1,137,808
Management service agreements, net                   115,483,047    100,732,431
Equity investment                                           --          400,000
Advances to affiliates                                 1,675,249        522,022
Other assets                                           2,009,819      1,119,646
                                                    ------------   ------------
Total assets                                        $168,023,700   $140,301,650
                                                    ============   ============

Liabilities and stockholders' equity
Current portion of capital lease obligations        $    148,599   $    263,007
Accounts payable                                          60,439        701,087
Accrued  payroll, incentive compensation
 and related expenses                                  1,495,564      1,350,825
Accrued expenses                                       2,817,956      2,171,130
Income taxes payable                                        --          944,632
Due to affiliated physician practices                  4,554,389      2,885,602
Deferred income taxes                                  1,254,237        872,855
                                                    ------------   ------------
Total current liabilities                             10,311,184      9,189,138

Convertible note payable                               5,579,439           --
Line-of-credit                                        46,225,000     33,000,000
Capital lease obligations, less current portion          881,118        885,141
Deferred income taxes                                 31,432,180     32,115,476
                                                    ------------   ------------
Total liabilities                                     94,448,921     75,189,755

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
    shares authorized, no shares issued
    or outstanding                                            --             --
   Common stock, $ 0.001 par value, 50,000,000
     shares authorized, 17,739,393 and
     17,703,293 shares issued and outstanding in
     1998 and 1997, respectively                          17,739         17,703
   Common stock subscribed for issuance to
     physician group                                         470             --
   Additional paid-in capital                         65,956,950     60,995,177
   Retained earnings                                   7,599,620      4,099,015
                                                    ------------   ------------
Total stockholders' equity                            73,574,779     65,111,895
                                                    ------------   ------------
Total liabilities and stockholders' equity          $168,023,700   $140,301,650
                                                    ============   ============


See accompanying notes to consolidated condensed financial statements.

                    Specialty Care Network, Inc. and Subsidiaries

                          Consolidated Statements of Income
                                     (Unaudited)


                                    Three Months Ended              Six Months Ended
                                          June 30                       June 30
                              ------------------------------------------------------------
                                  1998            1997            1998            1997
                              ------------------------------------------------------------
 Revenue:
  Service fees                $ 19,270,799    $  8,890,297    $ 36,484,602    $ 16,183,053
  Other                            467,833         649,001       2,514,477         653,798
                              ------------    ------------    ------------    ------------
                                19,738,632       9,539,298      38,999,079      16,836,851
Costs and expenses:
 Clinic expenses                13,489,202       5,986,627      25,723,749      10,765,911
 General and administrative
 expenses                        3,379,811       1,760,332       6,021,961       3,053,209
                              ------------    ------------    ------------    ------------
                                16,869,013       7,746,959      31,745,710      13,819,120
Income from operations           2,869,619       1,792,339       7,253,369       3,017,731
Other:
 Interest income                    56,856         211,439         118,176         369,959
 Interest expense                 (977,679)           (327)     (1,643,703)        (57,309)
                              ------------    ------------    ------------    ------------
Income before income taxes       1,948,796       2,003,451       5,727,842       3,330,381
Income tax expense                 734,514         818,789       2,227,237       1,362,789
                              ------------    ------------    ------------    ------------
Net income                    $  1,214,282    $  1,184,662    $  3,500,605    $  1,967,592
                              ============    ============    ============    ============

Net income per common share
(basic)                       $       0.07    $       0.08    $       0.19    $       0.14
                              ============    ============    ============    ============
Weighted average common
shares outstanding (basic)      18,197,911      15,182,757      17,965,904      13,991,495
                              ============    ============    ============    ============
Net income per common
share (diluted)               $       0.07    $       0.08    $       0.19    $       0.14
                              ============    ============    ============    ============
Weighted average number of
common shares and common
share equivalents used in
computation (diluted)           18,579,726      15,457,149      18,427,192      14,227,709
                              ============    ============    ============    ============

     See accompanying notes to consolidated condensed financial statements.

                    Specialty Care Network, Inc. and Subsidiaries
                   Consolidated Condensed Statements of Cash Flows
                                     (Unaudited)

                                                                 Six Months Ended June 30
                                                                   1998            1997
                                                               ----------------------------
Operating activities
Net income                                                     $  3,500,605    $  1,967,592
Adjustments to reconcile net income to
net cash provided by (used in) operating
activities:
     Depreciation                                                   913,768         447,468
     Amortization                                                 1,791,428         137,891
     Gain on sale of equity investment                           (1,228,701)             --
     Deferred income tax benefit                                   (301,914)       (314,078)
     Non-cash compensation expense-stock options                     55,002          97,862
     Changes in operating assets and liabilities, net of the
       non-cash effects of the acquisitions of the
       net assets of physician groups:
         Accounts receivable, net                                (2,795,694)     (3,646,574)
         Prepaid expenses and other assets                       (1,000,249)       (809,988)
         Accounts payable and accrued expenses                      (23,864)       (994,958)
         Accrued payroll, incentive compensation and
           related expenses                                          (7,766)        494,241
         Income taxes payable and prepaid and
           recoverable income taxes, net                         (1,155,083)       (641,883)
         Due to affiliated physicians practices                   1,668,787       2,442,744
                                                               ------------    ------------
Net cash provided by (used in) operating activities               1,416,319        (819,683)
Investing activities
Purchases of property and equipment                              (4,807,318)       (707,414)
Proceeds from sale of equity investment                           1,075,000              --
Increase in other assets                                            (16,472)             --
Increase in intangible assets                                       (92,998)             --
Equity investment and related advances                           (1,473,226)             --
Acquisitions of physician groups                                (11,549,305)     (3,788,158)
                                                               ------------    ------------
Net cash used in investing activities                           (16,864,319)     (4,495,572)

Financing activities
Proceeds from initial public offering, net of
current period offering costs                                            --      22,939,338
Proceeds from line-of-credit agreement                           13,225,000       1,400,000
Principal repayments on line of credit agreement                         --      (5,577,681)
Principal repayments on capital lease obligations                  (118,431)       (117,805)
Loans to physician stockholders                                    (130,269)       (131,095)
Exercise of common stock options                                    231,350         220,714
                                                               ------------    ------------
Net cash provided by financing activities                        13,207,650      18,733,471

Net (decrease) increase in cash and cash equivalents             (2,240,350)     13,418,216
Cash and cash equivalents at beginning of period                  3,444,517       1,444,007
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $  1,204,167    $ 14,862,223
                                                               ============    ============


     See accompanying notes to consolidated condensed financial statements.

           Specialty Care Network, Inc. and Subsidiaries

    Consolidated Condensed Statements of Cash Flows (Unaudited)
                            (continued)

                                                        Six Months Ended June 30
                                                          1998            1997
                                                      ------------    ------------
Supplemental cash flow information
Interest paid                                         $  1,545,610    $     87,701
                                                      ============    ============
Income taxes paid                                     $  3,596,309    $  2,318,750
                                                      ============    ============

Supplemental schedule of noncash investing and
  financing activities
Effects of the acquisitions of the net of physician
   groups:
     Assets acquired                                  $ 21,992,643    $ 19,329,639
     Liabilities assumed                                  (280,482)       (495,629)
     Income tax liabilities assumed                           --        (7,748,408)
     Convertible note payable issued                    (5,579,439)           --
     Cash outlay                                       (11,549,305)     (3,788,158)
                                                      ------------    ------------
 Common stock issued to effect acquisitions           $  4,583,417    $  7,297,444
                                                      ============    ============

     See accompanying notes to consolidated condensed financial statements.

                    Specialty Care Network, Inc. and Subsidiaries

          Notes to Consolidated Condensed Financial Statements (Unaudited)

                                  June 30, 1998

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

New Accounting Pronouncements

Disclosures about Segments of an Enterprise and Related Information:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively as of December 31, 1998. Management has not completed its review of SFAS No. 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's financial statement disclosures.

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


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

Change in Accounting Estimate

Beginning June 1, 1998, the Company reduced the amortizable lives of its long-term management service agreements by assigning specific lives to each management service agreement based on factors such as practice market share, length of operating history and other factors. The lives range from 5 to 30 years. Previously, the Company amortized such service agreements over the term of the underlying agreements, which is generally forty years. This action was taken in response to viewpoints expressed by certain financial organizations and regulatory agencies regarding the amortization periods used by the physician practice management industry in general. The change in accounting estimate resulted in additional amortization expense for the quarter ended June 30, 1998 of approximately $130,000.

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)


NOTE 2 - Physician Practice Affiliation

Effective March 31, 1998, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Orlin & Cohen Associates LLP ("OCOA"), the Company issued to OCOA 470,094 shares of common stock and a promissory note in the principal amount of $5,579,000, and paid cash in the amount of $11,125,000. In addition, the Company paid a finders fee of $114,000 in connection with the acquisition. The promissory note is due in full on March 31, 2001, with annual interest payments due at the rate of 5%. The holder of the note may convert the note, prior to maturity, into common stock of the Company at the conversion ratio of one share of common stock for approximately $14.24 of note principal and accrued interest. In addition to the consideration described above, the Company may pay additional contingent consideration to OCOA based on certain growth parameters achieved by OCOA within the first three years of the service agreement.


NOTE 3 - Gain on Sale of Equity Investment

In 1997, the Company purchased 50% of the outstanding membership interests in West Central Ohio Group, Ltd. ("WCOG"), an Ohio limited liability company that was formed to construct an ambulatory surgery center in Lima, Ohio, from the physician owners of a practice affiliated with the Company (the "Ohio Physician Owners"). In March 1998, the Company sold its entire interest in WCOG to the Ohio Physician Owners and a company ("the Acquiring Company") for total consideration of approximately $1,950,000. In addition, the Company was relieved of its obligation to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration in connection with the initial purchase of its investment in WCOG. The sale resulted in a pre-tax gain of approximately $1,200,000, which has been included in other revenue in the accompanying consolidated financial statements. An officer and 50% stockholder of the Acquiring Company is the brother of the President and Chief Executive Officer of the Company, (see also Note 4).

NOTE 4 - Subsequent Event

During the third quarter of 1998, the Company acquired Provider Partnerships, Inc. ("PPI") in exchange for 420,000 shares of Company common stock. PPI is a recently formed company that provides consulting services to physicians and hospitals to increase their operating performance, with a specific focus on the musculoskeletal and cardiac areas. One of the principals of PPI, who has been elected to serve as Executive Vice President - Provider Businesses of the Company, is the brother of the President and Chief Executive Officer of the Company.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of funds available under the Company's line of credit, cash flows from operations, adequacy of Company efforts to address Year 2000 issues and costs of Year 2000 initiatives are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including insufficient personnel and capital resources, competition for payor contracts, shortage of qualified physicians, changes in the regulatory environment, inadequacy of efforts to remediate Year 2000 issues and unanticipated costs related to year 2000 initiatives and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, particularly under "Risk Factors" in item 1.

General

Specialty Care Network, Inc. (the "Company" or "SCN") is a health care management services company that provides physician practice management services, as well as consulting services to hospitals and physicians. Traditionally, SCN's affiliations with physicians have been achieved through long-term service agreements with physician practices following the acquisition by SCN of certain assets and liabilities of those practices or their predecessors. The Company also offers an MSA arrangement which involves a short-term management service agreement and does not involve the acquisition of practice assets by SCN. The Company provides practice management services to 183 physicians in 24 practices (the "Affiliated Practices") located in 12 states (including 21 physicians in two states who have contracted under MSA arrangements.) In addition, the Company also manages two outpatient surgery centers, five physical therapy operations and one occupational medicine operation.

Accounting Treatment

Costs of obtaining long-term management service agreements are amortized using the straight-line method over estimated lives of 5 - 30 years, (see Note 1 to the Consolidated Condensed Financial Statements for discussion of the change in accounting estimate related to the amortization period for the Company's long-term management service agreements). Under the service agreements between the Company and each of the Affiliated Practices, the Company has the exclusive right to provide management, administrative and development services during the term of the agreement.

Results of Operations

Revenue. The Company's service fees revenue, including reimbursement of clinic expenses, increased by $20.3 million to $36.5 million for the six months ended June 30, 1998 compared to $16.2 million for the same period in 1997. For the three months ended June 30, 1998, service fees revenue, including reimbursement of clinic expenses was $19.3 million compared with $8.9 million for the same period of 1997. These increases were primarily the result of an increase in affiliation transactions during the latter part of 1997 and the first quarter of 1998. Other revenue for the six months ended June 30, 1998 was $2.5 million compared to $.7 million for the same period in 1997. This increase occurred primarily because of a pre-tax gain of $1.2 million from the sale of an equity investment in March 1998 (see Note 3 to the Consolidated Condensed Financial Statements).

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Costs and expenses. For the six months ended June 30, 1998, total clinic expenses were $25.7 million compared to $10.8 million for the same period of 1997. Clinic expenses were $13.5 million for the three months ended June 30, 1998 compared to $6.0 million for the same period of 1997. These increases were primarily due to increased affiliation transactions during the latter part of 1997 and the first quarter of 1998. General and administrative expenses increased by $2.9 million to $6.0 million for the six months ended June 30, 1998 compared to $3.1 million for the same period in 1997. For the three months ended June 30, 1998, general and administrative expenses were $3.4 million compared with $1.8 million for the same period of 1997. These increases were primarily due to increased amortization expense related to the increase in the Company's long-term management service agreements and additions in personnel required for the provision of services to the practices that affiliated with the Company during the latter part of 1997 and the first quarter of 1998.

Interest expense. During the six months ended June 30, 1998, the Company incurred interest expense of $1.6 million compared to $57,000 for the same period of 1997. Interest expense for the three months ended June 30, 1998 was $1.0 million with no comparable amount for the same period of 1997. The increase is primarily the result of additional borrowings under the Company's credit facility with a bank (the "Credit Facility"), which were made to fund the Company's affiliation transactions. At June 30, 1998, $46.2 million was outstanding under the Credit Facility.

Liquidity and Capital Resources

At June 30, 1998, the Company had $27.7 million in working capital, an increase of $5.9 million from $21.9 million as of December 31, 1997. For the first six months of 1998, cash flow provided by operations was $1.4 million compared to cash flow used in operations of $.8 million for the same period of 1997.

During the six months ended June 30, 1998, the Company invested in property and equipment of $4.8 million, related primarily to the purchase of magnetic resonance imaging units at the affiliated practices. The Company borrowed $13.2 million under the Credit Facility, primarily to fund the cash requirements of its practice affiliation with Orlin & Cohen Associates LLP, which was effective March 31, 1998. The total cash used in connection with the practice affiliation of $11.2 million was paid in April 1998.

The Company's Credit Facility permits maximum borrowing of $75 million, subject to certain limitations. The Credit Facility may be used (i) to fund the cash portion of affiliation transactions and (ii) for the development of musculoskeletal focused surgery centers and other ancillary service capabilities. As of June 30, 1998, the Company's effective rate of interest under the Credit Facility was approximately 7.91% per annum.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management believes that funds available under the Credit Facility and cash flow from operations will be sufficient to fund the Company's operations at its current level for at least the next twelve months. However, the Company anticipates that it will require additional funds to finance capital expenditures relating to expansion of its business. The Company expects that capital expenditures during 1998 will relate primarily to (i) the development of ancillary facilities, (ii) expansion and replacement of medical and office equipment for the Affiliated Practices and (iii) the purchase of equipment for expansion of corporate offices. The Company anticipates that, in order to fund expansion of its business, it may incur from time to time additional short- and long-term bank indebtedness and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that sufficient funds will be available on terms acceptable to the Company, if at all. If funds are unavailable when needed, the Company may be compelled to modify its expansion plans.

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

While the Company believes its planned efforts are adequate to address its Year 2000 concerns with respect to its internal systems and those of its Affiliated Practices, there can be no guarantee that the systems of other entities on which the Company's systems and operations rely will be converted on a timely basis. The failure of such other entities to remediate any Year 2000 issue on a timely basis could have a material adverse effect on the Company.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

None.

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

Item 4.   Submission of Matters to a Vote of Security Holders

On June 5, 1998, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of nine members of the Board of Directors and on approval of a proposal to amend the Company's 1996 Equity Compensation Plan.

          The voting results on the two matters are set forth below.

          1. Election of Directors:


             Name of Nominee                           For          Withheld
             ---------------                           ---          --------

             Robert E. Booth, Jr., M.D.            11,410,154          236,311
             James L. Cain, M.D.                   11,625,665           20,800
             Peter H. Cheesbrough                  11,625,665           20,800
             Richard E. Fleming, Jr., M.D.         11,625,665           20,800
             Kerry R. Hicks                        11,625,665           20,800
             Patrick M. Jaeckle                    11,545,977          100,488
             Leslie S. Matthews, M.D.              11,625,665           20,800
             Richard H. Rothman, M.D., Ph.D.       10,986,966          659,499
             Mats Wahlstrom                        11,625,665           20,800


          2. Proposal to amend the Specialty Care Network, Inc. 1996 Equity Compensation Plan:

                 For                     Against             Abstain     Broker Non-Vote
                 ---                     -------             -------     ----------------
                 6,588,909               2,935,371           932,075        1,190,110

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits -- The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

Exhibit
Number            Description
------            -----------
10       Specialty Care Network, Inc. 1996 Equity Compensation Plan, as amended
11       Statement re: computation of per share earnings
27       Summary financial data schedule

    (b) Reports on Form 8-K. No reports were filed on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             SPECIALTY CARE NETWORK, INC.



Date: August 14,1998               By /s/ D. Paul Davis
      -------------------             -----------------
                                          D. Paul Davis
                                          Senior Vice President, Finance
                                          (Chief Financial Officer)

                  Specialty Care Network, Inc. and Subsidiaries


                                  Exhibit Index


Exhibit 10  Specialty Care Network, Inc. 1996 Equity Compensation
            Plan, as amended ....................................15

Exhibit 11  Computation of Per Share Earning.....................26

Exhibit 27  Summary Financial Data Schedule......................27