Form 10-Q
period 1998-09-30
SPECIALTY CARE NETWORK INC
filed 1998-11-16
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended         September 30, 1998
                                ---------------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from                  to
                               ---------------     --------------------

                         Commission file number 0-22019


                          Specialty Care Network, Inc.
               --------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                        62-1623449
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 Union Boulevard, Suite 600, Lakewood, Colorado       80228
--------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


Registrant's Telephone Number, Including Area Code (303) 716-0041
                                                   --------------

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      On October 31, 1998, 18,618,955 shares of the Registrant's common stock, $.001 par value, were outstanding.

                  Specialty Care Network, Inc. and Subsidiaries


                                      Index

Part I.  Financial Information:

Item 1.  Consolidated Condensed Balance Sheets -
         September 30, 1998 and December 31, 1997..............................1

         Consolidated Statements of Income -
         Three Months Ended September 30, 1998 and 1997
             Nine Months Ended September 30, 1998 and 1997.....................2

         Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 1998 and 1997.........................3

         Notes to Consolidated Condensed Financial Statements..................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk ...........16

Part II. Other Information:

Item 1.  Legal Proceedings....................................................17

Item 2.  Changes in Securities................................................17

Item 3.  Defaults upon Senior Securities .....................................17

Item 6.  Exhibits and Reports on Form 8-K.....................................19

                          Part I. Financial Information
                  Specialty Care Network, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets


                                                                          September 30        December 31
                                                                              1998                1997
                                                                          ------------        -----------
                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                 $     369,119      $   3,444,517
Accounts receivable, net                                                     35,801,184         25,957,367
Loans to physician stockholders                                                 693,940            914,737
Prepaid expenses and other                                                    1,877,863            796,903
                                                                          -------------      -------------
Total current assets                                                         38,742,106         31,113,524

Property and equipment, net                                                  11,304,861          5,276,219
Intangible assets, net                                                        2,180,232          1,137,808
Management service agreements, net                                          114,647,029        100,732,431
Equity investment                                                                  --              400,000
Advances to affiliates                                                        1,606,938            522,022
Other assets                                                                  2,508,599          1,119,646
                                                                          -------------      -------------
Total assets                                                              $ 170,989,765      $ 140,301,650
                                                                          =============      =============

Liabilities and stockholders' equity
Current portion of capital lease obligations                              $      94,149      $     263,007
Accounts payable                                                                359,239            701,087
Accrued payroll, incentive compensation and related
   expenses                                                                   1,863,914          1,350,825
Accrued expenses                                                              3,194,912          2,171,130
Income taxes payable                                                             89,785            944,632
Due to affiliated physician practices                                         4,735,305          2,885,602
Deferred income taxes                                                         1,280,047            872,855
                                                                          -------------      -------------
Total current liabilities                                                    11,617,351          9,189,138

Convertible note payable                                                      5,454,439               --
Line-of-credit                                                               48,225,000         33,000,000
Capital lease obligations, less current portion                                 881,118            885,141
Deferred income taxes                                                        30,969,549         32,115,476
                                                                          -------------      -------------
Total liabilities                                                            97,147,457         75,189,755

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000                                    --                 --
     shares authorized, no shares issued or outstanding                            --                 --
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, 18,618,955 and 17,703,293 shares
     issued and outstanding in 1998 and 1997, respectively                       18,619             17,703
Treasury stock                                                               (1,307,474)              --
Additional paid-in capital                                                   66,963,833         60,995,177
Retained earnings                                                             8,167,330          4,099,015
                                                                          -------------      -------------
Total stockholders' equity                                                   73,842,308         65,111,895
                                                                          =============      =============
Total liabilities and stockholders' equity                                $ 170,989,765      $ 140,301,650
                                                                          =============      =============

     See accompanying notes to consolidated condensed financial statements

                  Specialty Care Network, Inc. and Subsidiaries

                        Consolidated Statements of Income
                                   (Unaudited)


                                            Three Months Ended                   Nine Months Ended
                                              September 30                          September 30
                                    ---------------------------------------------------------------------
                                        1998               1997                1998                1997
                                    ---------------------------------------------------------------------

Revenue:
 Service fees                       $ 19,479,388       $ 13,512,649       $ 55,963,990       $ 29,695,702
 Other                                   633,023          1,199,250          3,147,500          1,853,048
                                    ---------------------------------------------------------------------
                                      20,112,411         14,711,899         59,111,490         31,548,750
Costs and expenses:
 Clinic expenses                      14,134,169          9,383,355         39,857,918         20,149,267
 General and administrative
 expenses                              3,955,398          2,081,576          9,977,359          5,134,783
                                    ---------------------------------------------------------------------
                                      18,089,567         11,464,931         49,835,277         25,284,050
Income from operations                 2,022,844          3,246,968          9,276,213          6,264,700
Other:
   Interest income                        23,179             59,280            141,355            429,239
   Interest expense                   (1,054,965)          (333,206)        (2,698,668)          (390,516)
                                    ---------------------------------------------------------------------
Income before income taxes               991,058          2,973,042          6,718,900          6,303,423
Income tax expense                      (423,348)        (1,174,352)        (2,650,585)        (2,537,141)
                                    ---------------------------------------------------------------------
Net income                          $    567,710       $  1,798,690       $  4,068,315       $  3,766,282
                                    =====================================================================

Net income per share (basic)        $       0.03       $       0.11       $       0.22       $       0.25
                                    =====================================================================
Weighted average shares
   outstanding (basic)                18,415,301         16,572,817         18,117,349         14,860,463
                                    =====================================================================

Net income per share (diluted)      $       0.03       $       0.11       $       0.22       $       0.25
                                    =====================================================================
Weighted average shares
   outstanding (diluted)              18,607,745         16,909,379         18,489,022         15,290,618
                                    =====================================================================


     See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                            Nine Months Ended September 30
                                                                1998                 1997
                                                            ------------       ------------

Operating activities
Net income                                                  $  4,068,315       $  3,766,282
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
     Depreciation                                              1,528,287            633,588
     Amortization                                              3,092,599            684,006
     Gain on sale of equity investment                        (1,228,701)              --
     Deferred income tax benefit                                (738,735)          (923,197)
     Non-cash compensation expense-stock options                  82,503            159,013
     Changes in operating assets and liabilities,
       net of the non-cash effects of the acquisitions
       of the net assets of physician groups:
         Accounts receivable, net                             (5,056,114)        (8,681,693)
         Prepaid expenses and other assets                    (1,178,895)          (713,188)
         Accounts payable and accrued expenses                   651,892           (805,048)
         Accrued payroll, incentive compensation and
           related expenses                                      350,584            137,816
         Income taxes payable and prepaid and
                recoverable income taxes, net                   (854,847)           916,943
         Due to physicians groups                              1,849,703          3,968,564
                                                            ------------       ------------
Net cash provided by (used in) operating activities            2,566,591           (856,914)

Investing activities
Purchases of property and equipment                           (6,897,225)        (1,305,025)
Proceeds from sale of equity investments                       1,075,000               --
Increase in other assets                                          74,363               --
Increase in intangible assets                                    (92,998)          (275,103)
Equity investment and related advances                        (1,404,916)              --
Acquisitions of physician groups                             (12,558,005)       (38,890,502)
                                                            ------------       ------------
Net cash used in investing activities                        (19,803,781)       (40,470,630)

Financing activities
Proceeds from initial public offering, net of
   current period offering costs                                    --           22,939,338
Proceeds from line-of-credit agreement                        15,225,000         26,365,931
Principal repayments on line of credit agreement                    --           (5,577,681)
Principal repayments on capital lease obligations               (172,881)          (164,929)
Loans to physician stockholders                                     --             (814,737)
Purchases of treasury stock                                   (1,307,474)              --
Repayments on loans to physician stockholders                    185,797               --
Exercise of common stock options                                 231,350            220,714
                                                            ------------       ------------
Net cash provided by financing activities                     14,161,792         42,968,636

Net (decrease) increase in cash and cash equivalents          (3,075,398)         1,641,092
Cash and cash equivalents at beginning of period               3,444,517          1,444,007
                                                            ------------       ------------
Cash and cash equivalents at end of period                  $    369,119       $  3,085,099
                                                            ============       ============


     See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                             (Unaudited) (continued)


                                                            Nine Months Ended September 30
                                                                1998                 1997
                                                            ------------       ------------

Suppemental cash flow information
Interest paid                                               $  2,508,404       $    315,140
                                                            ============       ============
Income taxes paid                                           $  4,156,242       $  2,543,394
                                                            ============       ============

Supplemental schedule of noncash investing and
   financing activities
Effects of the acquisitions of the net assets
   of physician groups:
     Assets acquired                                        $ 21,992,643       $101,426,736
     Liabilities assumed                                    $   (280,482)        (2,665,200)
     Income tax liabilities assumed                                   --        (31,398,176)
     Convertible note payable issued                          (5,454,439)                --
     Cash outlay                                             (11,799,305)       (38,890,502)
                                                            ------------       ------------
     Common Stock issued to effect acquisitions             $  4,458,417       $ 28,472,858
                                                            ============       ============

     See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)

                               September 30, 1998

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Description of Business

Specialty Care Network, Inc. and subsidiaries is a physician practice management and healthcare consulting company. The Company provides practice management services to physicians in practices that focus on musculoskeletal care. The Company's wholly-owned subsidiary, Provider Partnerships, Inc. ("PPI"), provides consulting services to hospitals to increase their operating performance, with a specific focus on the cardiac area. (See Note 4 for a discussion of the Company's acquisition of PPI). Healthcare Report Cards, Inc., ("HRCI") was formed in September 1998 as a wholly-owned subsidiary of the Company. In November 1998, HRCI launched an Internet web site, HealthcareReportCards.com(TM), a hospital rating program that objectively grades the performance of hospitals in the United States engaged in the medical specialties of cardiology and cardiac care. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Change in Accounting Estimate

Beginning June 1, 1998, the Company reduced the amortizable lives of its long-term management service agreements by assigning specific lives to each management service agreement based on factors such as practice market share, length of operating history and other factors. The lives range from 5 to 30 years. Previously, the Company amortized such service agreements over the term of the underlying agreements, which is generally forty years. This action was taken in response to viewpoints expressed by the Securities and Exchange Commission regarding the amortization periods used by the physician practice management industry. The change in accounting estimate resulted in additional amortization expense of approximately $535,000 for the period June 1, 1998 through September 30, 1998.

Reclassifications

Certain amounts in the Consolidated Statements of Income for the three and nine months ended September 30, 1998 have been reclassified in order to conform to the current presentation.

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)

NOTE 2 - Physician Practice Affiliation

Effective March 31, 1998, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Orlin & Cohen Associates LLP ("OCOA"), the Company issued to OCOA 470,094 shares of common stock and a promissory note in the principal amount of $5,579,439, and paid cash in the amount of $11,125,000. Subsequently, pursuant to the First Amendment to the Asset Purchase Agreement by and between SCN and OCOA, the total consideration paid by SCN was modified to 459,562 shares of common stock, a promissory note in the principal amount of $5,454,439 and cash in the amount of $11,375,000. In addition, the Company paid a finder's fee of $114,000 in connection with the acquisition. The promissory note is due in full on March 31, 2001, with annual interest payments due at the rate of 5%. The holder of the note may convert the note, prior to maturity, into common stock of the Company at the conversion ratio of one share of common stock for approximately $14.24 of note principal and accrued interest. In addition to the consideration described above, the Company may pay additional contingent consideration to OCOA based on certain growth parameters achieved by OCOA within the first three years of the service agreement.

NOTE 3 - Gain on Sale of Equity Investment

In 1997, the Company purchased 50% of the outstanding membership interests in West Central Ohio Group, Ltd. ("WCOG"), an Ohio limited liability company that was formed to construct an ambulatory surgery center in Lima, Ohio, from the physician owners of a practice affiliated with the Company (the "Ohio Physician Owners"). In March 1998, the Company sold its entire interest in WCOG to the Ohio Physician Owners and a company (the "Acquiring Company") for total consideration of approximately $1,950,000. In addition, the Company was relieved of its obligation to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration in connection with the initial purchase of its investment in WCOG. The sale resulted in a pre-tax gain of approximately $1,200,000, which has been included in other revenue in the accompanying consolidated financial statements. An officer and 50% stockholder of the Acquiring Company is the brother of the President and Chief Executive Officer of the Company (see also Note 4).

NOTE 4 - Acquisition of Provider Partnerships, Inc.

During the third quarter of 1998, the Company acquired PPI in exchange for 420,000 shares of Company common stock. PPI is a recently formed company that provides consulting services to hospitals to increase their operating performance, with a specific focus on the cardiac areas.

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)



One of the principals of PPI, who has been elected to serve as Executive Vice President - Provider Businesses of the Company, is the brother of the President and Chief Executive Officer of the Company.

NOTE 5 - Exercise of Put Options

In connection with the acquisition, through merger, of substantially all of the assets and certain liabilities of Orthopaedic Surgery, Ltd. ("OSL"), on July 1, 1997, the Company granted one physician associated with OSL the option to require the Company to purchase 74,844 shares of Common Stock issued to such physician as consideration for the OSL merger at a purchase price equal to approximately $11.21 per share. In addition, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Steven P. Surgnier, M.D., P.A., the Company granted Dr. Surgnier the option to require the Company to purchase 37,841 shares of Common Stock at a purchase price equal to approximately $12.38 per share. During the quarter ended September 30, 1998, the abovementioned options were exercised. The Company paid $1,307,474 to repurchase these shares and has included this amount as treasury stock in its Consolidated Condensed Balance Sheet at September 30, 1998.

NOTE 6 - Line-Of-Credit

The Company's Credit Facility permits maximum borrowings of $75 million, subject to certain limitations. The Credit Facility may be used (i) to fund the cash portion of affiliation transactions and (ii) for the development of musculoskeletal focused surgery centers and other ancillary service capabilities. As of September 30, 1998, the Company's effective rate of interest under the Credit Facility was approximately 7.8% per annum. The Credit Facility is secured by substantially all of the assets of the Company and contains several affirmative and negative covenants, including covenants limiting the Company's ability to incur additional indebtedness, limiting the Company's ability to and restricting the terms upon which the Company can affiliate with physician practices in the future, prohibiting the payment of cash dividends on, and the redemption or repurchase of, the Company's Common Stock and requiring the maintenance of certain ratios and stockholders' equity. As of September 30, 1998, the Company was not in compliance with certain of the financial ratio covenants and accordingly, has received waivers with respect to such covenants from its bank lenders. Additionally, the Company is in the process of seeking future covenant relief covering the periods from December 31, 1998 through December 31, 1999 and, accordingly, the balance outstanding under the Credit Facility has been excluded from current liabilities because the Company intends that at least that amount will remain outstanding for an uninterrupted period extending at least one year from the balance sheet date.

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)



NOTE 7 - Subsequent Events
Proposed Restructuring

During November 1998, the Company announced that it is exploring a plan to restructure the Company's arrangements with its affiliated practices. As currently contemplated, the restructuring would:

o provide for the repurchase by affiliated physicians of practice assets in exchange for cash and SCN common stock;
o limit management services provided to the affiliated practices by SCN to specific practice needs;
o reduce the term of SCN's management agreements with its affiliated practices; and
o    lower service fees paid by affiliated practices to SCN.

The proposed repurchase of practice assets by physicians is designed to enable SCN to retire a substantial amount of its debt and significantly reduce the number of shares outstanding. Moreover, the restructuring is designed to enable SCN to more effectively focus the services it provides to affiliated practices and to expand its efforts in connection with its ancillary, hospital consulting and Internet businesses, while reducing the financial burden to its affiliated practices under the management agreements.

The restructuring would be contingent upon:

o the negotiation of definitive agreements between SCN and its affiliated practices and physicians;
o    Board of Directors and stockholder approval and;
o    consent of SCN's bankers

The Company anticipates that it would record a material restructuring charge against earnings if the restructuring is completed. It is possible that the framework of the proposed restructuring may change, or that the restructuring may not be effected at all. The Company's Board of Directors has appointed a special committee consisting of the Company's non-physician directors to consider the proposed restructuring as well as alternatives to the proposed restructuring.

Legal Proceedings

On November 13, 1998 a complaint was filed in the Superior Court for the State of California in and for the County of Solano by The Specialists Orthopaedic Medical Corporation (the "Practice"), one of the Company's affiliated practices; The Specialists Surgery Center ("TSSC"), a partnership that operates at a surgery center, the assets of which were sold by TSSC to the Company in connection with the Practice's affiliation with the Company; and four physicians who practice at, and own an interest in, one or both of the plaintiff entities (the "Doctors"), against the administrator of the predecessor to the Practice; legal, accounting and consulting advisors to the plaintiffs in connection with the affiliation

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)

transactions (collectively with the administrator, the "Advisors"); entities affiliated with certain of the Advisors; the Company; an employee of the Company; and 25 unnamed Does.

The complaint contains numerous allegations against one of more of the Advisors, including, among others, a fraudulent scheme by the Advisors to benefit themselves financially at the expense of the plaintiffs; misrepresentations and fraudulent disclosures by the Advisors to the Doctors concerning the terms of the agreements by which the Company acquired the predecessor to the Practice and the surgery center (the "Acquisition Agreements") as well as the service agreements that the plaintiffs entered into with the Company (collectively, with the Acquisition Agreements, the "Contracts"); "effectively selling the Doctors into indentured servitude"; the conversion by the administrator of $1.94 million of the cash proceeds payable under the Acquisition Agreements as well as the diversion of other assets of the Practice and TSSC by the administrator for his own use; breach of fiduciary duty; negligence; professional negligence; and legal malpractice. With respect to the Company, the complaint alleges, among other things, that the Company and its employee conspired with the Advisors to induce the plaintiffs to enter into the Contracts; that the Company and the employee misrepresented terms of the Contracts to the Doctors; that, in connection with the issuance of Company securities to the Doctors in the affiliation transactions, the Company and the other defendants violated California securities laws by making material misstatements or omitting to state material facts; that the service agreements are void because they are against public policy and in violation of California law; that the required service fees are unconscionable; and that the service agreements do not represent the true intention of the parties with regard to the service fees to be charged.

The plaintiffs seek a judicial declaration that the service fees are unenforceable; a reformation of the service agreements to reflect service fees within the alleged intent of the parties; an accounting of the cash proceeds from the affiliation transactions; special damages of $2.48 million (including $300,000 paid to the Company); compensatory, consequential and punitive damages; damages for emotional distress, attorneys fees and costs.

The Company believes that the allegations, as they pertain to the Company and its employee, are without merit and intends to vigorously contest the action.

On November 16, 1998, the Company filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against TOC Specialists, P.L., one of the Company's affiliated practices ("TOC"), 15 physicians who have an ownership interest in and conduct business at the practice (the "Physicians") and The State of Florida, Department of Health, Board of Medicine (the "Board of Medicine"). The complaint alleges that, since September 30, 1998 and in violation of their service agreement with the Company, TOC and the Physicians have diverted accounts receivable receipts that are the property of the Company into an account controlled by TOC and the Physicians (based on an averaging of accounts receivable receipts over the nine months ended September 30, 1998, such receipts are approximately $1,114,468 per month). In addition, the complaint alleges that TOC and the Physicians have failed to pay to the Company service fees due to the Company, which unpaid fees amounted to at least $233,753 at the time of the filing of the complaint. The complaint also alleges that TOC and the Physicians have effectively "locked-out" the Company by failing to provide

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)
                                   (continued)

necessary records to enable the Company to perform effectively its management functions and are apparently performing such services themselves, or through a third party, in violation of the service agreement. Moreover, the complaint alleges that TOC and the Physicians have improperly attempted to terminate the service agreement, have attempted to interfere with the Company's contractual relations with other affiliated practices and have violated the confidentiality, noncompetition and restrictive covenant provisions of the service agreement. In addition, the complaint alleges that, in breach of its representation that the agreement does not violate any statute, rule or regulation applicable to TOC or any Physician, TOC and the Physicians filed a petition with the Board of Medicine alleging concern over whether the service fee payable under the service agreement violates the "fee-splitting" prohibition under Florida law.

The Company is seeking a declaratory judgment and injunctive and unspecified monetary relief, including, among other things, a judgment that the service agreement is in full force and effect; an order that TOC and the Physicians specifically perform their obligations under the service agreement (or, in the alternative, pay an unspecified amount of compensation damages), provide an accounting of all accounts receivable receipts that have been wrongfully diverted and converted by TOC and the Physicians and pay all past due service fees; and an order enjoining TOC and the Physicians from interfering with SCN's contractual relationship with others or taking other actions that the Company alleges violate the service agreement. In addition, the Company seeks an order prohibiting the Board of Medicine from considering the petition filed by TOC and the Physicians and prohibiting TOC and the Physicians from taking further action before the Board of Medicine.

Item 2:
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the proposed restructuring, the receipt of future covenant relief under its Credit Facility, the sufficiency of funds available under the Company's Credit Facility and cash flows from operations, possible additional bank borrowings and issuance of equity or debt securities, anticipated capital expenditures, Company efforts to address Year 2000 issues and cost of Year 2000 initiatives are "forward looking statements". Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including changes in proposed restructuring, abandonment of the proposed restructuring, failure of the Board of Directors or the stockholders to approve the proposed restructuring, failure of the Company's bankers to consent to the restructuring, unwillingness of the Company's bankers to provide covenant relief on acceptable terms, unavailability of bank or other debt or equity financings on acceptable terms, unanticipated expenditures, inadequacy of efforts to remediate Year 2000 issues, unanticipated costs related to Year
2000 initiatives and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, particularly under, "Risk Factors" in Item 1.

General

Specialty Care Network, Inc. and subsidiaries (the "Company" or "SCN") is a health care management services company that provides physician practice management services, to practices focusing on musculoskeletal care, consulting services to hospitals with a specific focus on the cardiac areas and an Internet Web Site that grades the performance of hospitals engaged in certain medical specialties. Traditionally, SCN's physician practice management affiliations have been achieved through long-term service agreements with physician practices following the acquisition by SCN of assets and liabilities of those practices or their predecessors. The Company also offers an MSA arrangement which involves a short-term management service agreement and does not involve the acquisition of practice assets by SCN. The Company provides practice management services to 183 physicians in 24 practices (the "Affiliated Practices") located in 12 states (including 21 physicians in two states who have contracted under MSA arrangements.) In addition, the Company also manages two outpatient surgery centers, five physical therapy operations and one occupational medicine operation.

Accounting Treatment

Costs of obtaining long-term management service agreements are amortized using the straight-line method over estimated lives of 5 - 30 years (see Note 1 to the Consolidated Condensed Financial Statements for discussion of the change in accounting estimate related to the amortization period for the Company's long-term management service agreements). Under the service agreements between the Company and each of the Affiliated Practices, the Company has the exclusive right to provide management, administrative and development services during the term of the agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Recent Events

During November 1998, the Company announced that it is exploring a plan to restructure the Company's arrangements with its affiliated practices. As currently contemplated, the restructuring would:

o provide for the repurchase by affiliated physicians of practice assets in exchange for cash and SCN common stock;
o limit management services provided to the affiliated practices by SCN to specific practice needs;
o reduce the term of SCN's management agreements with its affiliated practices; and
o    lower service fees paid by affiliated practices to SCN.

The proposed repurchase of practice assets by physicians is designed to enable SCN to retire a substantial amount of its debt and significantly reduce the number of shares outstanding. Moreover, the restructuring is designed to enable SCN to more effectively focus the services it provides to affiliated practices and to expand its efforts in connection with its ancillary, hospital consulting and Internet businesses, while reducing the financial burden to its affiliated practices under the management agreements.

The restructuring would be contingent upon:

o the negotiation of definitive agreements between SCN and its affiliated practices and physicians;
o    Board of Directors and stockholder approval and;
o    consent of SCN's bankers

The Company anticipates that it would record a material restructuring charge against earnings if the restructuring is completed. It is possible that the framework of the proposed restructuring may change, or that the restructuring may not be effected at all. The Company's Board of Directors has appointed a special committee of the Company's non-physician directors to consider the proposed restructuring as well as alternatives to the proposed restructuring.

Results of Operations

Revenue. The Company's service fees revenue, including reimbursement of clinic expenses, increased by $26.3 million to $56.0 million for the nine months ended September 30, 1998 compared to $29.7 million for the same period in 1997. For the three months ended September 30, 1998, service fees revenue, including reimbursement of clinic expenses was $19.5 million compared with $13.5 million for the same period of 1997. These increases were primarily the result of an increase in affiliation transactions during the latter part of 1997 and the first quarter of 1998. Other revenue for the nine months ended September 30, 1998 was $3.1 million compared to $1.9 million for the same period in 1997. This increase occurred primarily because of a pre-tax gain of $1.2 million from the sale of an equity investment in March 1998 (see Note 3 to the Consolidated Condensed Financial Statements).

Costs and expenses. For the nine months ended September 30, 1998, total clinic expenses were $39.9 million compared to $20.1 million for the same period of 1997. Clinic expenses were $14.1 million for the three months ended September 30, 1998 compared to $9.4 million for the same period of 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

These increases were primarily due to increased affiliation transactions during the latter part of 1997 and the first quarter of 1998. General and administrative expenses increased by $4.9 million to $10.0 million for the nine months ended September 30, 1998 compared to $5.1 million for the same period in 1997. For the three months ended September 30, 1998, general and administrative expenses were $4.0 million compared with $2.1 million for the same period of 1997. These increases were primarily due to increased amortization expense related to the increase in the Company's entries into additional long-term management service agreements with and additions in personnel required for the provision of services to, the practices that affiliated with the Company during the latter part of 1997 and the first quarter of 1998.

Interest expense. During the nine months ended September 30, 1998, the Company incurred interest expense of $2.7 million compared to $0.4 million for the same period of 1997. Interest expense for the three months ended September 30, 1998 was $1.1 million compared to $0.3 million for the same period of 1997. The increase is primarily the result of additional borrowings under the Company's bank credit facility (the "Credit Facility"), which were made to fund the Company's affiliation transactions and to fund the Company's purchases of ancillary equipment for installation at affiliated practices sites. At September 30, 1998, $48.2 million was outstanding under the Credit Facility.

Liquidity and Capital Resources

At September 30, 1998, the Company had $27.1 million in working capital, an increase of $5.2 million from $21.9 million as of December 31, 1997. For the first nine months of 1998, cash flow provided by operations was $2.8 million compared to cash flow used in operations of $.9 million for the same period of 1997.

During the nine months ended September 30, 1998, the Company's expenditures for property and equipment were $6.9 million, related primarily to the purchase of magnetic resonance imaging units and other ancillary equipment items at the affiliated practices. The Company borrowed $15.2 million under the Credit Facility, primarily to fund the cash requirements of its practice affiliation with Orlin & Cohen Associates LLP, and to finance the ancillary equipment purchases.

The Company's Credit Facility permits maximum borrowing of $75 million, subject to certain limitations, as further described below. The Credit Facility may be used principally (i) to fund the cash portion of affiliation transactions and
(ii) for the development of musculoskeletal focused surgery centers and other ancillary service capabilities. As of September 30, 1998, the Company's effective rate of interest under the Credit Facility was approximately 7.8% per annum. The Credit Facility is secured by substantially all of the assets of the Company and contains several affirmative and negative covenants, including covenants limiting the Company's ability to incur additional indebtedness, limiting the Company's ability to and restricting the terms upon which the Company can affiliate with physician practices in the future, prohibiting the payment of cash dividends on, and the redemption or repurchase of, the Company's Common Stock and requiring the maintenance of certain ratios and stockholders' equity. As of September 30, 1998, the Company was not in compliance with certain of the financial ratio covenants and accordingly, has received waivers with respect to such covenants from its bank lenders. The covenant ratios the Company had not complied with were the "Funded Debt to Cash Flow" and the "Debt Service Coverage" ratios. Funded Debt to Cash Flow measures the Company's total funded debt to earnings before income tax, depreciation and amortization ("EBITDA"). The Debt Service Coverage ratio is a measure of the Company's EBITDA to its total debt service (consisting of interest expense, capital and operating lease payments and a portion of the outstanding balance under the Credit Facility). Additionally, the Company is in the process of seeking and expects to receive future covenant relief covering the periods from December 31, 1998 through December 31, 1999. The waivers granted by the bank lenders contain the restriction that the Company may not enter into additional affiliation transactions without the consent of a majority of the bank lenders party to the Credit Facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Management believes that cash flow from operations and funds available under the Credit Facility will be sufficient to fund the Company's operations at its current level for at least the next twelve months. However, one of the Company's affiliated practices has, since September 30, 1998, diverted accounts receivable receipts that are the property of the Company into an account controlled by the practice (based on an averaging of accounts receivable receipts, over the nine months ended September 30, 1998, such receipts are approximately $1,114,468 per month). On November 16, 1998, the Company filed a complaint against the Practice. (See further discussion under Part II. Other Information -- Item 1:
Legal Proceedings). Additionally, especially in light of the action described above, the Company anticipates that it will require additional funds to finance capital expenditures relating to expansion of its business. The Company expects that capital expenditures during the remainder of 1998 and 1999 will relate primarily to (i) the development of ancillary facilities, (ii) expansion and replacement of medical and office equipment for the Affiliated Practices and
(iii) the purchase of equipment for expansion of corporate offices. If the proposed restructuring is effected, certain of these expenditures will not be made. The Company anticipates that, in order to fund expansion of its business, it may from time to time make additional short- and long-term bank borrowings and may issue equity or debt securities, the availability and terms of which will depend on market and other conditions. There can be no assurance that sufficient funds will be available on terms acceptable to the Company, if at all. If funds are unavailable when needed, the Company may be compelled to modify its expansion plans.

Year 2000

The Year 2000 (Y2K) issue is a result of a global programming standard that records dates as six digits (i.e., mm/dd/yy), using only the last two digits for the year. Any software application or hardware product that uses two-digit fields could understand the year 2000 as the year 1900 if the problem is not corrected. Systems that do not properly recognize the correct year could generate erroneous data or cause a system to fail, resulting in business interruption. This situation is not limited to computers; it has the potential to affect many systems, components and devices that have embedded computer chips that may be date sensitive.

The Company is coordinating its efforts to address the Y2K issue with its affiliated practices, payors and vendors. However, there can be no assurances that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

In 1997, the Company established a Y2K Coordinator to oversee all corporate-wide Y2K initiatives. These initiatives encompass all of the company's computer software and embedded systems, which also involves contingency planning. Teams of internal and external specialists were established to inventory and test critical computer programs and automated operational systems. Additionally, a detailed project plan has been created that outlines all activities related to the Y2K issue. Generally speaking, the project involves three areas of the
Company: Corporate Headquarters, Affiliated Practices and Interface Agents.

Corporate Headquarters: Because the Company was formed in 1996, most of its corporate computer hardware is relatively new. Additionally, most of the software applications are "off the shelf", resulting in few internal software modifications. All vendors of these "off the shelf" products have been contacted and remediation activities are underway with respect to those applications that are not currently Y2K compliant. Internal applications are currently being reviewed and updated. The Comnpany currently anticipates that all software utilized for internal corporate headquarters activities will be Y2K compliant by the end of the first quarter of 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Affiliated Practices: The Company is currently assessing the status of the computer systems at its affiliated practices. Based on the results of this assessment, the Company will evaluate appropriate courses of preventive corrective action including the replacement of certain systems in connection with standardizing the various systems utilized by its affiliated practices with Y2K compliant systems. Management does not anticipate that these activities will have a material adverse impact on the financial position, results of operations or cash flows of the Company or its affiliates. The Company anticipates that this assessment will be completed by the end of 1998.

Interface Agents: The Company has important relationships with third party payors and managed care organizations. The Company has been reviewing with its major payors and managed care organizations the status of their Y2K readiness. Most of the Company's major payors are large insurance carriers along with certain government agencies. The Company anticipates that all of these entities will be contacted as part of the Y2K project plan by the end of 1998.

After a thorough analysis of these activities is performed, the Company will be formulating contingency plans intended to deal with the impact on the Company of Y2K problems that may arise. The Company is also alerting the appropriate vendors to their need to address these problems, but the Company has few alternatives available, other than reversion to manual methods, for avoiding or mitigating the effects of lack of Y2K readiness. In any event, even though the Company is developing contingency plans, there can be no assurance that such plans will address all the problems that may arise, or that such plans, even if implemented, will be successful. For the Y2K non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. The Company expects to conclude its cost estimates by the end of the calendar year 1998.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

None.

PART II.   Other Information

Item 1: Legal Proceedings

On November 13, 1998 a complaint was filed in the Superior Court for the State of California in and for the County of Solano by The Specialists Orthopaedic medical Corporation (the "Practice"), one of the Company's affiliated practices; The Specialists Surgery Center ("TSSC"), a partnership that operates at a surgery center the assets of which were sold by TSSC to the Company in connection with the Practice's affiliation with the Company; and four physicians who practice at, and own an interest in, one or both of the plaintiff entities (the "Doctors"), against the administrator of the predecessor to the Practice; legal, accounting and consulting advisors to the plaintiffs in connection with the affiliation transactions (collectively with the administrator, the "Advisors"); entities affiliated with certain of the Advisors; the Company; an employee of the Company; and 25 unnamed Does.

The complaint contains numerous allegations against one of more of the Advisors, including, among others, a fraudulent scheme by the Advisors to benefit themselves financially at the expense of the plaintiffs; misrepresentations and fraudulent disclosures by the Advisors to the Physicians concerning the terms of the agreements by which the Company acquired the predecessor to the Practice and the surgery center (the "Acquisition Agreements") as well as the service agreements that the plaintiffs entered into with the Company (collectively, with the Acquisition Agreements, the "Contracts"); "effectively selling the Doctors into indentured servitude"; the conversion by the administrator of $1.94 million of the cash proceeds payable under the Acquisition Agreements as well as the diversion of other assets of the Practice and TSSC by the administrator for his own use; breach of fiduciary duty; negligence; professional negligence; and legal malpractice. With respect to the Company, the complaint alleges, among other things, that the Company and its employee conspired with the Advisors to induce the Plaintiffs to enter into the Contracts; that the Company and the employee misrepresented terms of the Contracts to the Doctors; that, in connection with the issuance of Company securities to the Doctors in the affiliation transactions, the Company and the other defendants violated California securities laws by making material misstatements or omitting to state material facts; that the service agreements are void because they are against public policy and in violation of California law; that the required service fees are unconscionable; and that the service agreements do not represent the true intention of the parties with regard to the service fees to be charged.

The plaintiffs seek a judicial declaration that the service fees are unenforceable; a reformation of the service agreements to reflect service fees within the alleged intent of the parties; an accounting to the cash proceeds from the affiliation transactions; special damages of $2.48 million (including $300,000 paid to the Company); compensatory, consequential and punitive damages; damages for emotional distress, attorneys fees and costs.

The Company believes that the allegations, as they pertain to the Company and its employee, are without merit and intends to vigorously contest the action.

On November 16, 1998, the Company filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against TOC Specialists, P.L., one of the Company's affiliated practices ("TOC"), 15 physicians who have an ownership interest in and conduct business at the practice (the "Physicians") and The State of Florida, Department of Health, Board of Medicine (the "Board of Medicine"). The complaint alleges that, since September 30, 1998 and in violation of their service agreement with the Company, TOC and the Physicians have diverted accounts receivable receipts that are the property of the Company into an account controlled by TOC and the Physicians (based on an averaging of accounts receivable receipts over the nine months ended September 30, 1998, such receipts are approximately $1,114,468 per month). In addition, the complaint alleges that TOC and the Physicians have failed to pay to the Company service fees due to the Company, which unpaid fees amounted to at least $233,753 at the time of the filing of the complaint. The complaint also alleges that TOC and the Physicians have effectively "locked-out" the Company by failing to provide necessary records to enable the Company to perform effectively its management functions and are apparently performing such services themselves, or through a third party, in violation of the service agreement. Moreover, the complaint alleges that TOC and the Physicians have improperly attempted to terminate the service agreement, have attempted to interfere with the Company's contractual relations with other affiliated practices and have violated the confidentiality, noncompetition and restrictive covenant provisions of the service agreement. In addition, the complaint alleges that, in breach of its representation that the agreement does not violate any statute, rule or regulation applicable to TOC or any Physician, TOC and the Physicians filed a petition with the Board of Medicine alleging concern over whether the service fee payable under the service agreement violates the "fee-splitting" prohibition under Florida law.

The Company is seeking a declaratory judgment and injunctive and unspecified monetary relief, including, among other things, a judgment that the service agreement is in full force and effect; an order that TOC and the Physicians specifically perform their obligations under the service agreement (or, in the alternative, pay an unspecified amount of compensation damages), provide an accounting of all accounts receivable receipts that have been wrongfully diverted and converted by TOC and the Physicians and pay all past due service fees; and an order enjoining TOC and the Physicians from interfering with SCN's contractual relationship with others or taking other actions that the Company alleges violate the service agreement. In addition, the Company seeks an order prohibiting the Board of Medicine from considering the petition filed by TOC and the Physicians and prohibiting TOC and the Physicians from taking further action before the Board of Medicine.

Item 2. Changes in Securities

Reference is made to the description of the Company's acquisition of Provider Partnerships, Inc. in Note 4 of the Notes to Consolidated Condensed Financial Statements included in this report. The Company effected the foregoing transactions in reliance on the exemption from registration provided under
Section 4(2) of the Securities Act of 1933. In this regard, the Company believes the transactions complied with the requirements of Rule 506 under the Act.

Item 3. Defaults Upon Senior Securities

During November 1998, the Company received a waiver from its bank lenders in connection with its failure to meet certain of its financial covenant ratios under its Credit Facility. (See further discussion under Part I, Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

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



                          SPECIALTY CARE NETWORK, INC.



Date:    November 16, 1998                   By:  /s/ D. Paul Davis
       --------------------------------           --------------------------
                                             D. Paul Davis
                                             Senior Vice President, Finance
                                             (Chief Financial Officer)

                  Specialty Care Network, Inc. and Subsidiaries


                                  Exhibit Index


Exhibit 11     Computation of Per Share Earnings.........................21

Exhibit 27     Summary Financial Data Schedule...........................22