Form 10-K
period 1998-12-31
SPECIALTY CARE NETWORK INC
filed 1999-04-07
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES Exchange Act of 1934 for the
                     fiscal year ended December 31, 1998 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. __

As of March 26, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $11,815,026. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 26, 1999 there were 16,381,229 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K -- Part III.

                               TABLE OF CONTENTS

                                     PART I

Item 1.         Business............................................................................................... 4
Item 2.         Properties.............................................................................................28
Item 3.         Legal Proceedings......................................................................................28
Item 4.         Submission of Matters to a Vote of Security Holders....................................................32

                                    PART II

Item 5.         Market for the Registrant's Common Equity and Related
                   Stockholder Matters.................................................................................34
Item 6.         Selected Financial Data................................................................................35
Item 7.         Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...........................................................................36
Item 7A         Quantitative and Qualitative Disclosures About Market Risk.............................................43
Item 8.         Financial Statements and Supplementary Data............................................................43
Item 9.         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.................................................................43

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.....................................................44
Item 11.        Executive Compensation.................................................................................44
Item 12.        Security Ownership of Certain Beneficial Owners and Management.........................................44
Item 13.        Certain Relationships and Related Transactions.........................................................44

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K.............................................................................44



This Report contains forward-looking statements that address, among other things, the proposed restructuring transaction, the anticipated agreement with Provider Partnerships, Inc. ("PPI") and its stockholders, the Company's ability to reduce the amount outstanding under its Credit Facility, liquidity, possible third-party payor arrangements, possible effects of changes in government regulation and availability of insurance. These statements may be found under "Item 1- Business," "Item 1-Risk Factors," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including the failure of the stockholders to approve the proposed restructuring transaction, the failure of the bank syndicate to consent to the restructuring, the failure of the Company to reach an agreement with the former stockholders of PPI, insufficient capital resources, competition, changes in the regulatory environment and other factors discussed below, including without limitation those discussed in "Item 1-Risk Factors" and matters set forth in the Report generally.

Unless the context indicates otherwise, the terms "Specialty Care Network," "SCN" and "Company" refer to Specialty Care Network, Inc. References to practices affiliated with the Company include predecessors of those practices.

                                     PART I

Item 1.  Business.

GENERAL

We are a health care management services company that provides practice management services to physicians. We also provide a health care rating internet site, HealthCareReportCards.com, that rates the quality of outcomes at various hospitals for several medical procedures. In addition, through our subsidiary, Ambulatory Services, Inc., ("ASI") we are establishing a business engaged in the development and management of freestanding and in-office ambulatory surgery centers. We also have a subsidiary, Provider Partnerships, Inc., ("PPI") that provides hospital consulting services. However, we expect to return the assets of PPI to its former stockholders in connection with the resolution of certain issues relating to our acquisition of PPI.

PRACTICE MANAGEMENT SERVICES

Our practice management services focus on musculoskeletal care. Musculoskeletal care, or orthopaedics, is the treatment of conditions relating to bones, joints, muscles and related connective tissues. We have contracted to provide services to 23 orthopaedic practice groups. We have contracted to provide comprehensive management services to 17 of the groups under exclusive, long-term service agreements. We refer to these groups as our "affiliated practices." We have contracted to provide more limited services to six of the groups. We are involved in litigation with three of our affiliated practices, and the description below of services provided does not currently apply to these practices. In addition, we manage outpatient surgery centers, physical therapy centers and an occupational medicine center which allow our affiliated practices to provide ancillary services, such as magnetic resonance imaging, orthotics and radiology.

We recently entered into restructure agreements with ten of our practices to restructure our relationship with them. We initially affiliated with these practices by acquiring substantially all of the assets and certain liabilities of these practices, and entered into long-term service agreements with them. Under the proposed restructuring transaction, we will sell to the practices assets relating to the practices, including many of the assets we acquired from the practices at the time of our original affiliation with them, and enter into new management services arrangements relating to the practices. Our services under the new arrangements will be limited to only certain practice needs, and we will lower the amount of our service fees. All but one of the management service agreements with the practices will have terms expiring between November, 2001 and March, 2003.

Approval of the restructuring transaction is subject to several conditions, including approval of our stockholders and consent of our bank syndicate. We can give no assurance that these conditions will be met.

We were incorporated in December 1995 and began our management services in November 1996.

Our Practice Management Services to Affiliated Practices

Our Management Services. We assist in strategic planning, preparation of operating budgets and capital project analysis. We coordinate group purchasing of medical supplies, and medical malpractice insurance for our affiliated practices as a group. We develop strategies for contracting with managed care plans and help to establish relationships with managed care plans. We assist in physician recruitment by introducing physician candidates to our affiliated practices. In addition, we advise in structuring employment arrangements. We also provide or arrange for a variety of additional services relating to the day-to-day non-medical operations of our affiliated practices. These services include management and monitoring of:

     o billing levels, invoicing procedures and accounts receivable collection;

     o    accounting, payroll and legal services and records; and

     o    cash management and centralized disbursements.


By providing these management services, we reduce the administrative responsibilities of our affiliated physicians. This is designed to enable the physicians to dedicate more time toward the delivery of health care services. We have also assisted our affiliated practices in developing ancillary services, such as:

     o    outpatient surgery;

     o    bone densitometry;

     o    outpatient imaging;

     o    pain management;

     o    rehabilitation therapy; and

     o    orthotics.


We believe that our administrative support facilitates more effective billing and collections and has provided economies of scale in effecting certain purchases.

Our Practice Services. We employ most of our affiliated practices' non-physician personnel. These non-physician personnel, along with additional personnel at our headquarters, provide the infrastructure that enables us to manage the day-to-day non-medical operations of each of our affiliated practices. We provide secretarial, bookkeeping, scheduling and other routine administrative support services. Under our service agreements, we must provide practice facilities and equipment to our affiliated practices. To satisfy these obligations, we lease the facilities utilized by our affiliated practices. In many cases, these facilities are owned by our affiliated physicians. We also purchase the equipment utilized by each of our affiliated practices.

Our Management Information Systems. Our corporate accounting systems include interfaces between payroll, banking, accounts payable and accounts receivable applications. These interfaces enable us to capture, analyze and report centrally financial data from most of our affiliated practice locations and provide analyses of financial data on a fully integrated basis. In addition, our internally developed purchase order system, which is installed at every affiliated practice location, monitors daily practice inventory purchases from order to receipt. This allows us to centrally control the disbursement of funds and to identify economies in purchasing.

We believe that an important factor in the successful management of musculoskeletal disease is the creation of a database that tracks the results of specific methods of treatment. This information can be used to establish treatment protocols. With the input of our affiliated physicians who specialize in specific orthopaedic subspecialties, we are gathering information from some of our affiliated practices in a standardized fashion. In addition to treatment information, we collect financial information such as:

     o    personal patient data;

     o    physician and procedure identifier codes;

     o    payor class; and

     o    amounts charged and reimbursed.


Information is gathered in areas such as:

     o incidence rates (the number of specified procedural, diagnostic and medical events during a defined period with respect to a particular patient population);

     o utilization (frequency of patient care and activity relating to the patient); and

     o    Payor mix information

We intend to use this information to assist our affiliated physicians in developing:

     o    clinical protocols;

     o    ensuring that standards of quality are met; and

     o    determining the most cost-effective course for treating patients.

Our Contracting. We negotiate both fee-for-service and capitated contracts on behalf of our affiliated practices. Capitated contracts involve various forms of risk-sharing. There are two traditional categories of risk sharing. In the first instance, the health care provider accepts risk only with respect to the costs of physician services required by a patient (i.e., professional fee capitation). In the second scenario, the health care provider accepts risk for all of the medical costs required by a patient, including professional, institutional and ancillary services (i.e., global capitation). Managed care companies have refined traditional models by segmenting fees into episode of care and per member per month capitation. Under episode of care capitation, health care providers deliver care for covered enrollees with a specified medical condition, or enrollees who require a particular treatment, for a fixed fee on a per episode basis. Under per member per month capitation, the health care providers receive fixed monthly fees per covered enrollee and assume the financial responsibility for the treatment of medical conditions requiring procedures specified in the contract. We have negotiated "episode of care" or package pricing arrangements with several major health maintenance organizations and workers compensation carriers covering several surgical procedures.

Practice Governance and Quality Assurance

Each affiliated practice has a Joint Policy Board. The membership of the Joint Policy Board includes an equal number of representatives of our company and the affiliated practice. The Joint Policy Boards have responsibilities that include:

     o    developing long-term strategic objectives;

     o    developing practice expansion and payor contracting guidelines;

     o    promoting practice efficiencies;

     o    identifying and recommending significant capital expenditures; and

     o    facilitating communication and information exchanges.


Our Contractual Agreements with Our Affiliated Practices

We have entered into long-term service agreements with each of our affiliated practices to provide management and administrative services. We have included below a general summary of our service agreements. The actual terms of the individual service agreements vary in certain respects from the description below. These variances are a result of negotiations with the individual practices and the requirements of state and local laws and regulations. Beginning April 1, 1999, our obligations with respect to the practices that have entered into restructure agreements with us will be limited to providing furniture, fixtures and equipment necessary for the practices to operate their offices and, in some instances, the billing and collection service personnel. Our fees will also be reduced. This interim arrangement will continue until closing under the restructure agreements or June 15, 1999, whichever occurs first. If closing occurs, the practices will be subject to management services agreements having terms described below under "Our Practice Management Service to Other Practices - Our Contractual Agreements with the Other Practices."

Our Responsibilities.  We, among other things:

     o act as the exclusive manager and administrator of non-physician services relating to the operation of our affiliated practices (with the exception of certain matters for which our affiliated practices maintain responsibility or which are referred to the Joint Policy Boards of our affiliated practices);

     o bill patients, insurance companies and other third-party payors and collect the fees for professional medical and other services rendered, including goods and supplies sold;

     o provide or arrange for, as necessary, clerical, accounting, purchasing, payroll, legal, bookkeeping and computer services and personnel, information management, preparation of certain tax returns, printing, postage and duplication services and medical transcribing services;

     o supervise and maintain custody of substantially all files and records (medical records of our affiliated practices remain the property of our affiliated practices);

     o    provide facilities and equipment for our affiliated practices;

     o prepare, in consultation with the Joint Policy Boards and our affiliated practices, all annual and capital operating budgets for our affiliated practices;

     o order and purchase inventory and supplies as reasonably requested by our affiliated practices;

     o implement, in consultation with the Joint Policy Boards and our affiliated practices, local public relations or advertising programs; and

     o provide financial and business assistance in the negotiation, establishment, supervision and maintenance of contracts and relationships with managed care plans and other similar providers and payors.


Most employees providing such services were employed by our affiliated practices prior to the practice's affiliation with us.


The Responsibilities of Our Affiliated Practices. Our affiliated practices retain the responsibility for:

     o hiring and compensating physician employees and other medical professionals;

     o ensuring that physicians have the required licenses, credentials, approvals and other certifications needed to perform their duties; and

     o complying with certain federal and state laws and regulations applicable to the practice of medicine.

     In addition, our affiliated practices maintain exclusive control of all aspects of the practice of medicine and the delivery of medical services.

Our Service Fees. We collect fees from our affiliated practices on a monthly basis generally equal to the following:

     o the greater of a guaranteed base service fee or a percentage (the "service fee percentage"), ranging from 20%-50% of the adjusted pre-tax income of our affiliated practices, which is defined generally as revenue of our affiliated practices related to professional services less amounts equal to certain clinic expenses of our affiliated practices, not including physician owner compensation or most benefits to physician owners; and

     o amounts equal to the clinic expenses of our affiliated practices, not including physician owner compensation or most benefits to physician owners.

     o Generally, for the first three years following a practice's affiliation, the service fee is subject to a fixed dollar minimum. The fixed dollar minimum generally was determined by multiplying the affiliated practice's adjusted pre-tax income for the 12 months prior to its affiliation by the service fee percentage. In addition, with respect to our management (and, in certain instances, ownership) of certain facilities and ancillary services associated with certain of our affiliated practices, we are paid additional fees based on a percentage of net revenue or pre-tax income related to such facilities and services.


Our Accounts Receivable. Each month, most of our affiliated practices sell all of their monthly accounts receivable to us. The purchase price generally equals the gross amounts of the accounts receivable recorded each month, subject to adjustment for certain potentially uncollectible amounts. We are making periodic adjustments so that amounts paid for the accounts receivable of certain affiliated practices are adjusted upwards or downwards based on our actual collection experience.

The Term of Our Service Agreements. Our service agreements with affiliated practices have initial terms of 40 years. They are automatically extended (unless specified notice is given) for additional five-year terms.

Other Provisions. The service agreement contains additional provisions, including:

     o    certain non-competition provisions;

     o    cross-indemnification provisions;

     o required insurance coverage to be obtained by us and our affiliated practices; and

     o provisions requiring replacement of physicians retiring within the first five years of the agreement and limiting the number of physicians who may retire within any one-year period thereafter.


Third Party Reimbursement Policies

A significant amount of the revenues of the practices we serve are derived from government and private third party payors. The health care industry is experiencing a trend toward cost containment. In addition, the federal government has implemented a resource-based relative value scale payment methodology under Medicare for physician services.

The resource-based relative value scale is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The fee schedule is adjusted each year. It is subject to increases or decreases at the discretion of Congress. To date, the implementation of the resource-based relative value scale method of payment has reduced payment rates for certain of the procedures historically provided by the practices that contract with us. Further changes in the Medicare fee schedule payment methodology could adversely affect our business.

Physician reimbursement rates paid by private third-party payors are, in large part, still based on established charges. However, resource-based relative value scale types of payment systems are being adopted by private third-party payors. Increased implementation of such payment systems may result in reduced payments from private third-party payors and thereby reduce our revenue. Although private third party payors are adopting resource-based relative value scale-type reimbursement or other managed care-type restrictions on reimbursement, such rates still are generally higher than Medicare payment rates. Further reductions in reimbursement levels or other changes in reimbursement for health care services could be detrimental to the practices with which we have contracted or our business. Additionally, the treatment methods for orthopaedic conditions may shift from surgical treatments to non-surgical treatments. In addition to the above concerns, any payment reductions or change in the patient mix of any of the practices that contract with us that results in a decrease in patients covered by private third-party payors could be detrimental to us.

AMBULATORY SURGICAL SERVICES

Ambulatory Services, Inc. is a subsidiary of ours formed to engage in development and management services for ambulatory surgery centers. ASI is seeking to enter into arrangements with physicians, physician groups and hospitals, to plan, construct, and operate and, in some instances, own a portion of ambulatory surgery centers. We anticipate that our development of ASI's operations will require substantial capital commitments that we are not currently able to make. We are exploring alternatives to obtain financing, including the possibility of selling an equity interest in ASI.

Currently, through an agreement with Greater Chesapeake Associates, LLC, ASI is providing management services with regard to a surgery center affiliated with that practice. We have an approximately 33% ownership interest in this surgery center. We hope to expand ASI's services to include comprehensive consultation and project planning in connection with the construction of surgery centers. In addition, our development services would involve assisting medical providers in:

     o obtaining necessary certificates of need and fulfilling other legal requirements;

     o assisting in planning for construction, including site selection and interior design; and

     o developing a project schedule and project budget coordination of construction activities.


Management services offered by ASI include the following:

     o accounting/financial services - including annual budget preparation, preparation of financial statements and tax reports and, at the option of the provider, billing and collection functions;

     o    vendor contracting - acquisition of supplies and pharmaceuticals;

     o    payor contracting;

     o marketing - design and implementation of a marketing plan for the surgery center;

     o    management information system support;

     o    payroll services; and

     o    regulatory compliance support services.


ASI has hired a Vice President, Operations and has also retained several consultants to assist in the development of its business. ASI is actively marketing its services at the present time. While we are hopeful that our efforts will result in a profitable business, we cannot assure that ASI will be successful.

HEALTHCAREREPORTCARDS.COM INTERNET SITE

We currently operate HealthCareReportCards.com. This is an internet site that applies a proprietary risk adjustment formula to data acquired from the Health Care Financing Administration of the U.S. Department of Health and Human Services to rate the quality of outcomes at U.S. hospitals with respect to several medical specialties, including the following:

     o    cardiology

     o    orthopaedics

     o    neuroscience

     o    pulmonary/respiratory

     o    vascular surgery


HealthCareReportCards.com purchased its initial dataset, known as the MEDPAR (Medicare Provider Analysis and Review) file, from the Health Care Financing Administration. Working with Susan Des Harnis, Ph.D., Chairman of the Department of Health Administration and Policy at the Medical University of South Carolina, HealthCareReportCards.com developed a risk-adjustment model to take into account variations in the risk of illness of patients cared for by different hospitals. Utilizing the risk adjusted data, HealthCareReportCards.com rates hospitals with a five-star rating system. To receive a five-star rating, a hospital must have a score in the top ten percent of all hospitals performing a rated procedure or caring for patients with the appropriate diagnosis and the difference between actual and predicted performance must be statistically significant.

Access to the HealthCareReportCards.com site is free. HealthCareReportCards.com seeks to fund its operations through the sale to four and five-star rated hospital of banners, hyperlinks and similar types of advertising on its web site.

GOVERNMENT REGULATION AND SUPERVISION

The delivery of health care services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of health care services. Federal law and regulations are based primarily upon the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with federal funds. State jurisdiction is based upon the state's interest in regulating the quality of health care in the state, regardless of the source of payment.

We believe our physician practice management operations materially comply with applicable laws. However, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority with respect to our practice management operations. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us and the practices that contract with us are subject to evolving interpretations. If we, or these practices, are reviewed by a government authority, we may receive a determination that could be adverse to us or the practices. Furthermore, the laws applicable to either us or the practices may be amended in a manner that could adversely affect us.

The federal health care laws apply to us when we submit a claim on behalf of a practice that contracts with us to Medicare, Medicaid or any other federally-funded health care program. The principal federal laws that we must abide by in these situations include:

     o those that prohibit the filing of false or improper claims for federal payment;

     o those that prohibit unlawful inducements for the referral of business reimbursable under federally-funded health care programs; and

     o those that prohibit the billing to Medicare or Medicaid for provision of certain services by a provider to a patient if the patient was referred by a physician and the referring physician or a member of his immediate family has certain types of financial relationships with the provider.


False and Other Improper Claims. The federal government may impose criminal, civil and administrative penalties on anyone that files a false claim for reimbursement from Medicare, Medicaid or other federally-funded programs. Criminal penalties apply in the case of claims filed with private insurers. While the criminal statutes are generally reserved for instances involving fraudulent intent, the civil and administrative penalty statutes are applied by the government in an increasingly broad range of circumstances. For example, the government has taken the position that a pattern of claiming payment for unnecessary services or services that are substandard may violate these statutes if the practice (or the party submitting the claim on behalf of the practice) should have known the services were unnecessary or substandard. Additionally, the amount of documentation that must be compiled to support a claim has increased the possibility that a submitted claim may be improper. In 1997, the Department of Health and Human Services issued new documentation guidelines applicable to Medicare claims involving the musculoskeletal system, which are substantially more burdensome than the previous requirements.

In late 1998, the Inspector General of the Department of Health and Human Services issued compliance guidance for third-party medical billing companies. This guidance contains specific elements that companies which bill for provider clients should include in their compliance program and identifies specific risk areas for billing companies. The guidelines encourage billing companies to facilitate the restitution of overpayments, coordinate compliance matters with providers, refrain from submitting false or inappropriate claims, and terminate contracts with providers and/or report providers who engage in continued misconduct or fraudulent or abusive conduct.

We believe that our billing activities on behalf of our affiliated practices comply with applicable law and we are working to insure that they comply with the third-party billing guidelines. Governmental authorities may challenge or scrutinize our activities. A determination that we or our practices that have contracts with us have violated applicable laws could have an adverse impact on us.

Federal Anti-kickback Law. A federal law commonly known as the "Anti-kickback Law" prohibits the knowing or willful, solicitation, receipt, offer or payment of any remuneration which is made in return for:

     o the referral of patients covered under Medicare, Medicaid and most other federally-funded health care programs; or

     o the purchasing, leasing, ordering, or arranging for any good, facility, items or service reimbursable under those programs.


The law also prohibits remuneration that is made for the recommendation of, or the arranging for, the purchasing, leasing, or ordering of any good, facility, item or service, reimbursable under those programs. The law has been broadly interpreted by a number of courts to prohibit remuneration that is solicited, received, offered or paid for otherwise legitimate purposes if one purpose of the arrangement is to induce referrals or the other prescribed activities. Even bona fide investment interests in a health care provider may be questioned under the Anti-kickback Law. The penalties for violations of this law include:

     o    civil monetary penalties;

     o    criminal sanctions;

     o exclusion from further participation in federally-funded health care programs (mandatory exclusion in certain cases);

     o the ability of the Secretary of Health and Human Services to refuse to enter into or terminate a provider agreement; and

     o    debarment from participation in other federal programs.


In 1991, the federal government published regulations that provide exceptions or "safe harbors," to the Anti-kickback Law. Among the safe harbors included in the regulations were:

     o    provisions relating to the sale of physician practices;

     o    management and personal services agreements;

     o    office and equipment rental agreements; and

     o    employee relationships.


Subsequently, in 1993 proposed regulations were published offering safe harbor protection to additional activities, including referrals within group practices consisting of active investors. Proposed amendments clarifying the existing safe harbor regulations were published in 1994. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal.

There are several aspects of our relationships with our affiliated physicians to which the Anti-kickback Law may be relevant. In some instances, for example, the government may construe some of our marketing and managed care contracting activities as recommending patients to our affiliated physicians who pay us a management fee, in part, for such activities.

On April 15, 1998, the Inspector General of the Department of Health and Human Services issued Advisory Opinion No. 98-4, which was a response to a request by a physician for an advisory opinion as to whether a proposed management services contract between a medical practice management company and a physician practice would constitute illegal remuneration as defined in the Anti-kickback Law. Under the facts as presented in the advisory opinion request, a physician practice management company proposed to enter into a management agreement with a physician medical practice, under which the management company would provide the clinic facilities, clinic personnel other than the physicians, and the operating services for the medical practice including accounting, billing and purchasing services. Additionally, the management company contracted to provide the medical practice "with management and marketing services for the clinic, including the negotiation and oversight of healthcare contacts with various payors, including indemnity plans, managed care plans, and federal healthcare programs." Also, the management company's activities on behalf of the medical practice included the establishment of provider networks, The management fee to be paid by the medical practice to the management company was, in part, based on a percentage of the medical practice's monthly net revenues. In the advisory opinion, the Inspector General determined that the proposed management services arrangement did not satisfy a safe harbor under the Anti-kickback Law. However, the fact that the proposed management services arrangement did not fit within a safe harbor did not mean that the proposed arrangement was necessarily unlawful. Rather, the Inspector General stated that it would be necessary to analyze the proposed arrangement on a case-by-case basis. In analyzing the proposed arrangement, the Inspector General determined that it had insufficient information to ascertain the level of risk of fraud or abuse presented by the proposed arrangement, because the proposed arrangement may include financial incentives to increase patient referrals through the marketing and managed care contracting services provided by the management company. Additionally, the Inspector General stated in the advisory opinion that the proposed arrangement could present a problem because the proposed arrangement contained no safeguards against over-utilization and may include financial incentives that increase the risk of abusive billing practices. Accordingly, the advisory opinion, while not concluding that the proposed management services arrangement was a violation of the Anti-kickback Law, did not conclude definitively that such arrangement would not result in a violation of the Anti-kickback Law.

In addition, we own an interest in a joint venture (and may, in the future, own an additional interest in entities) which owns and operates an outpatient surgery center. Some of our affiliated physicians also own an interest in the joint venture (and others may, in the future own an interest in an entity that owns and operates an outpatient surgery center) and may refer their patients to the surgery center for treatment. The Inspector General has stated that a joint venture arrangement where Physicians are both investors in the joint venture and in a position to refer patients to the joint venture may violate the Anti-kickback Law where remuneration paid to the physicians in exchange for referrals is disguised as profit distribution. Also, we provide management services to outpatient surgery centers. The Inspector General has stated that the provisions of certain marketing services under a management agreement may implicate the Anti-kickback Law, as discussed above.

Although general marketing and managed care contracting activities and the ownership of interests in an outpatient surgery center by both us and our affiliated physicians do not qualify for protection under the safe harbor regulations, we believe that our activities and joint venture ownership arrangements are not the type of activities and arrangements the Anti-kickback Law prohibits. We are not aware of any legal challenge or proceeding pending against similar physician practice management activities or joint venture arrangements under the Anti-kickback Law. A determination that we violated the Anti-kickback Law would be detrimental to us.

The Stark Self-Referral Law. The Stark Self-Referral Law prohibits a physician from referring a patient to an entity that provides "designated health services" reimbursable by Medicare or Medicaid if the physician or an immediate family member has a financial relationship with the entity. "Designated health services" include physical therapy services, diagnostic imaging services, and orthotics and prosthetics devices and services some or all of which are furnished by our affiliated practices. In addition to the conduct directly prohibited by the law, the statute also prohibits schemes that are designed to obtain referrals indirectly that cannot be made directly. The penalties for violating the law include:

     o a refund of any Medicare or Medicaid payments for services that resulted from an unlawful referral;

     o    civil fines; and

     o    exclusion from the Medicare and Medicaid programs.

On January 9, 1998, the Health Care Financing Administration issued proposed rules regarding the Stark Self-Referral Law as it relates to the designated health services listed above. The proposed rules state that the entity that provides the designated health services may be a physician's practice or any other entity that actually owns the operations of the designated health services. An entity that merely owns certain components of a health services operation, such as the building that houses the operations or the medical equipment used in the operations will not be considered as owning the operations of the health services. It is not clear whether and to what extent our provision of management services to our affiliated practices (including our provision of medical equipment, personnel and management services with respect to designated health services provided by our affiliated practices) and our receipt of a service fee based on net patient revenues would cause us to be deemed to own the designated health services operation. It is also not clear whether our provision of more limited services to the other practices that contract with us would raise this issue. In addition, the proposed regulations would apply to an entity that does not bill under its own Medicare number but receives payment for the services from the billing entity as part of a so-called "under arrangements" agreement (a term of art under the regulations relating to certain hospital arrangements) or similar agreements. It is not clear whether the term "similar agreements" would apply to our arrangements with practices that have contracted with us. If we are deemed to "own the operation" of designated health services or to be engaged in an arrangement similar to an "under arrangements" agreement, with respect to designated health services which are billed by our affiliated practices, we would be deemed a provider of designated health services addressed by the proposed rules.

We believe that we will not be deemed to be a provider of designated health services. However, if we are deemed a provider of designated health services for purposes of the Stark Self-Referral Law, and accordingly, the recipient of referrals from physicians affiliated with practices that have contracted with us, such referrals will be permissible only if:

     o the financial arrangements under the service agreements with the practices meet certain exceptions in the Stark Self-Referral Law;

     o the ownership of our stock by the referring physicians meets certain investment exceptions under the Stark Self-Referral Law; and

     o we have no other financial arrangements with a referring physician which are not covered by an exception under the Stark Self-Referral Law.


We believe that the financial arrangements under our management agreements with the practices qualify for applicable exceptions under the Stark Self-Referral Law. However, the issuance of the final rules, a review by courts or a review by regulatory authorities may result in a contrary determination. The ownership of our stock by the referring physicians will not meet the Stark Self-Referral Law exception related to investment interests. The proposed rules provide that in order to meet the investment interest exception the investment has to be in securities which, at the time they were obtained, could be purchased on the open market. This proposed rule would prohibit referral relationships between a physician and an entity in which such physician (or a family member) owns stock or options if such stock or options were acquired prior to the time that the entity was publicly held. Some of the physicians in our affiliated practices acquired our stock prior to our initial public offering. Other physicians in our affiliated practices acquired our stock after our initial public offering. However, the Stark Self-Referral Law requires that to satisfy the investment interest exception, our stockholder equity would have to exceed $75 million.

Accordingly, none of the physicians who are in our affiliated practices and who own stock in our company would be covered by the investment interest exception and therefore could not refer patients for any designated health services which we are deemed to provide.

With respect to our ambulatory surgery center operations, where we may either provide management services to an ambulatory surgery center owned by physicians or a physician practice, own an interest in an ambulatory surgery center jointly with physicians or a physician practice, or both, the proposed rules provide that services furnished in an ambulatory surgery center will not be deemed "designated health services" if payment for those services is included within the ambulatory surgery center's payment rate. Since we intend to operate the ambulatory surgery centers which we manage or own an interest in a manner that is intended to comply with this exception, we do not believe that the Stark Self-Referral Law will apply to our ambulatory surgery center operations.

A determination that we have violated the Stark Self-Referral Law would have a material adverse effect on us.

State Anti-Kickback Laws. Many states have laws that prohibit payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. A number of these laws apply to all health care services in the state, regardless of the source of payment for the service. Based on court and administrative interpretation of federal anti-kickback laws, we believe that most of these laws prohibit payments to referral sources where a purpose for the payment is the referral. Most state anti-kickback laws have received only limited judicial and regulatory interpretation. Therefore, it is possible that our activities may be found not to comply with these laws. Noncompliance with such laws could subject us and the physicians in our affiliated practices to penalties and sanctions.

State Self-Referral Laws. A number of states have laws that are similar in purpose to the Stark Self-Referral Law but which impose different restrictions. Some states only prohibit referrals when the physician's financial relationship with a health care provider is based upon an investment interest. Other state laws apply only to a limited number of health services. Some states do not prohibit referrals, but require that a patient be informed of the financial relationship before the referral is made. We believe that our operations comply with the self-referral laws of the states in which the practices that contract with us are located.

Fee-Splitting Laws. Most states prohibit a physician from splitting fees with a referral source. Some states have a broader prohibition against any splitting of a physician's fees, regardless of whether the other party is a referral source. In most states, we believe that a management fee payment made by a physician to a management company would not be considered fee-splitting if the payment constitutes reasonable payment for services rendered to the physician or physician's medical practice.

We are paid by physicians (and their medical practices) for whom we provide management services. Our service agreements and management service agreements have been designed to comply with applicable state laws relating to fee-splitting. However, a state authority may nevertheless determine that we and the practices that contract with us are violating the state's fee-splitting laws. Such a determination could render any of our service agreements in such state unenforceable or subject to modification in a manner that is adverse to us.

In November 1997, pursuant to the request by Magan L Bakarania, M.D. the Florida Board of Medicine issued a declaratory statement that payments of a percentage of a physician group's net income to a practice management company in return for services constituted fee-splitting and therefore that could subject Dr. Bakarania to disciplinary action. The specific services to be provided by the management company, which the Florida Board of Medicine stated would, in their opinion, result in a prohibited fee-splitting arrangement were services intended to increase the physician group's revenue by:

     o increasing patient referrals through the creation of preferred provider networks;

     o    establishing managed care networks; and

     o    negotiation of managed care contracts

The declaratory statement only applies to the physician that requested the declaratory statement (and certain other physicians who formally joined in the Florida Board of Medicine proceedings). The Florida Board of Medicine agreed to stay final issuance of the declaratory statement pending appeal of the decision by the physician practice management company to a Florida court.

On October 2, 1998, TOC Specialists, P.L., an affiliated practice located in Tallahassee, Florida, filed a petition for declaratory statement with the Florida Board of Medicine requesting advice as to whether TOC Specialists, P.L. and its physician owners would be subject to discipline under the statutory prohibitions against fee-splitting, based upon the services agreement between us and TOC Specialists, P.L. Because of the pending appeal of the declaratory statement issued with respect to Dr. Bakarania, the Florida Board of Medicine has agreed not to consider TOC Specialists, P.L.'s petition until the pending appeal has been concluded. Although the issuance of a declaratory statement by the Florida Board of Medicine with respect to TOC Specialists, P.L. stating that the management services arrangement between us and TOC Specialists, P.L. violates the Florida fee-splitting statute would not directly affect us or our agreement with TOC Specialists, P.L. because we are not a party to the petition filed by TOC Specialists, P.L., such an adverse decision would be detrimental to us since it could serve as the basis for an assertion by TOC Specialists, P.L. that the services agreement between us and the practice results in a violation of Florida law and subjects the TOC Specialists, P.L. physicians to disciplinary action unless the services agreement is either terminated or modified in a manner that may be detrimental to us.

Corporate Practice of Medicine. Most states prohibit corporations from engaging in the practice of medicine. Many of these state doctrines prohibit a business corporation from employing a physician. Some states allow a licensed physician to affiliate with corporate entities for the delivery of medical services. On the other hand, some states interpret the "practice of medicine" broadly to include activities such as ours. This is true even if the corporation's activities only have an indirect impact on the practice of medicine, the physician rendering the medical services is not an employee of the corporation, and the corporation exercises no discretion with respect to the diagnosis or treatment of a particular patient.

We structure our service and management service agreements so that we do not exercise any responsibility on behalf of physicians that should be construed as affecting the practice of medicine. Accordingly, we believe that our operations do not violate state laws relating to the corporate practice of medicine. Such laws and legal doctrines have been subjected to only limited judicial and regulatory interpretation with respect to physician practice management companies. If challenged, we may not be considered to be in compliance with all such laws and doctrines. A determination in any state that we are engaged in the corporate practice of medicine could render our agreements with practices located in such state unenforceable or subject to modification in a manner adverse to us.

Health Care Reform. In recent years, a variety of legislative proposals designed to change access to and payment for health care services in the United States have been introduced. Although no health reform proposals have been passed by Congress to date, other proposed health care reform legislation, including the regulation of patient referral practices, reimbursement of health care providers, formation and operation of physician joint ventures and tort reform, has been and may be considered by Congress and the legislatures of many of the states in which we operate. No predictions can be made as to whether health care reform legislation or similar legislation will be enacted or, if enacted, its effect on us. Any federal or state legislation prohibiting, among other things, the referral to or treatment of patients at surgery centers by health care providers with an investment interest in the surgery centers may have a material adverse effect on our surgery center joint venture. In the event that federal or state regulations prohibit the ownership of surgery centers by physicians, we would seek to purchase the interests held by the physicians. We believe that we would be able to purchase the interest of the physician members of our joint ventures, if required.

Ambulatory Surgery Center Regulatory Environment. Our surgery center and the physicians utilizing our centers are subject to numerous regulatory, accreditation and certification requirements, including requirements related to licensure, certificate of need, reimbursement from insurance companies and other private third-party payors, Medicare and Medicaid participation and reimbursement, and utilization and quality review organizations. The grant and renewal of these licenses, certifications and accreditations are based upon governmental and private regulatory agency inspections, surveys, audits, investigations or other reviews, including self-reporting requirements. An adverse review or determination by any regulatory authority could result in denial of a center's plan of development or proposed expansion of facilities or services, the loss or restriction of licensure by a center or one of its practitioners, or loss of center certification or accreditation. A regulatory authority could also reduce, delay or terminate reimbursement to a center or require repayment of reimbursement received. The loss, denial or restriction of any such licensure, accreditation, certification (including certificates of need or exemption therefrom) or reimbursement through changes in the regulatory requirements, an enforcement action, or otherwise, could have a material adverse effect on us.

AMA Restrictions. In June 1994, the American Medical Association severely restricted the ability of physicians to refer to entities in which such physicians have an ownership interest, except when the physician directly provides care or services at a facility that is an extension of the physician's practice and in very limited circumstances such as in rural areas where there is lack of available capital from non-physician sources. If the American Medical Association changes its ethical requirements to preclude all referrals by physicians, physician referrals to our ambulatory surgery centers could be adversely affected. It is possible that a prohibition on physician ownership could adversely affect our future operations, although we believe that the majority of physicians would continue to perform surgery at the surgery centers even if they were no longer limited partners.

Infectious Waste. As generators of infectious waste, the Company's surgery centers are required to satisfy all federal, state and local waste disposal requirements. If any regulatory agency finds a center to be in violation of waste laws, penalties and fines may be imposed for each day of violation, and the affected center could be forced to cease operations. The Company believes its surgery centers dispose of such waste properly.

Antitrust Laws. The federal antitrust laws (principally the Sherman Act, the Clayton Act and the Federal Trade Commission Act) are designed to maintain market competition. They address both structural issues (market share through merger, acquisition or otherwise) and conduct issues (contracts or combinations in restraints of trade). The Federal Trade Commission and the Department of Justice addressed competitive issues, both structural and conduct, in the health care industry in their 1996 Statements of Enforcement Policy in Health Care. The statements could apply to various aspects of our business. While we believe that we are in compliance with these laws, there is no assurance that our operations will not become the focus of inquiry and potential challenge. Responding to such challenges could result in substantial costs.

Insurance Licensure Laws. All states have licensure requirements to regulate the business of insurance and the operation of HMOs. Some states also have separate licensure requirements for provider-sponsored managed care networks (also known as "provider-sponsored organizations," or "PSOs") and for other managed care entities such as third-party administrators. A person who fails to obtain the appropriate insurance license may be subject to civil and criminal penalties in certain states. These licensure requirements for insurers, HMOs and PSOs would not generally apply to companies that provide only management services to physician providers. However, there is little uniformity in how the states interpret the scope of their respective laws and regulations.

We believe that our operations do not violate insurance licensure laws for insurers, HMOs and PSOs in the states where we currently do business. Yet, there is a risk that state regulatory authorities may apply these laws to require us to be licensed as an insurer, an HMO, or a PSO. Compliance with such laws could result in substantial costs. In addition, practices that contract with us may require licensure as PSOs under separate statutory requirements for PSOs or, if such practices enter into capitated or other risk-assumption arrangements, under requirements relating to HMOs or insurers.
See "Provider Risk Assumption," below.

Finally, we may need to obtain separate licensure as a third-party administrator, as a utilization review agent, or as an HMO or insurance marketing agent if our services for physicians are deemed by a state authority to involve "administration," "utilization review" or "marketing functions." If we are deemed to be in noncompliance with insurance licensure laws, our business would be adversely affected.

In Florida, entities performing "fiduciary or fiscal intermediary services" on behalf of health care professionals who contract with HMOs must register with the Florida Department of Insurance under a "Fiscal Intermediary Services" law. This statue defines "fiduciary or fiscal intermediary services" to include (i) receipt or collection of reimbursements for services rendered on behalf of health care professionals; (ii) patient and provider accounting; (iii) financial reporting and auditing; (iv) receipts and collections management; (iv) compensation and reimbursement disbursement services; and (v) other related fiduciary services rendered pursuant to contracts between health care professionals and health maintenance organizations. A party otherwise qualifying as a fiscal intermediary services organization and which is operated for the purpose of acquiring and administering provider contracts with managed care plans for professional health care services must secure and maintain in force a fidelity bond in the minimum amount of $10 million. The fidelity bond must (i) be posted with the state; (ii) be on an approved form; (iii) insure against misappropriation of funds by the registrant; and (iv) run to the benefit of the interested managed care plans, subscribers and health care providers.

We are reviewing the management services we provide to Florida practices and investigating the possible application of this law to our Florida operations. If we conclude the law applies to those operations, we will take appropriate steps to register or otherwise comply with its requirements.

Provider Risk Assumption. When health care providers or provider networks agree to provide services on a capitated basis, they assume "insurance risk" and may be regarded by the regulatory authorities as conducting an "insurance business" for which licensure is required. Whether licensure as an insurer, health maintenance organization or other equivalent will be required depends on the relationship between the provider or network and the individuals who receive the services.

If the relationship is "direct" such that the provider network has directly contracted with the "insured" (whether and individual or group policyholder) to provide services in return for a fixed payment, all jurisdictions would likely find the provider or provider network to be engaged in the "doing of an insurance business" requiring licensure and full regulation equivalent to that which applies to commercial health insurers and health maintenance organizations.

If, however, the provider or network has contracted with a licensed insurer or health maintenance organization to provide services to that entity's policy holders or members, licensure is not required in most states, even if the provider or network agreed to do so on a capitated basis and thereby assumed insurance risk. These latter arrangements, where a licensed insurer or health maintenance organization is interposed between the insured and the capitated provider or network, are referred to as "downstream" risk-sharing arrangements.

Most states that have considered the questions have determined on policy grounds not to regulate or require licensing of a capitated provider or provider network so long as it is "downstream" from a licensed insurer or health maintenance organization. However, a few other states will require licensing of "downstream" capitation arrangements of those arrangements involve "global" or "episode of care" capitation allowances.

On behalf of certain of the practices, we regularly negotiate "downstream" capitated service arrangements, including global and episode of care capitation allowances. It would not be practical to have the practices licensed as either an insurer of health maintenance organization if this were required as a result of those capitation arrangements. The inability to enter into such capitation arrangements would adversely affect us.

Managed Care Contracting Laws. An increasing volume of state regulation addresses the terms of contracts between managed care payors and managed care providers. Some of these laws and regulations can affect the composition of a managed care network. Other laws and regulations are aimed at protecting health care consumers. A determination that we or our affiliated practices do not comply with such laws could be detrimental to us.

Physician Incentive Plan Rule. A regulation of the Health Care Financing Administration, United States Department of Health and Human Services, imposes limitations with respect to, and prescribes the terms and conditions under which, health maintenance organizations operating "physician incentive plans" may offer incentives to physicians that could tend to reduce or limit medically necessary services to an enrollee. This regulation applies to physician incentive plans which base compensation, in whole or in part, on the use or cost of services furnished to Medicare beneficiaries or Medicaid recipients. Among other things, this regulation requires the organization to provide adequate stop-loss protection for physicians if the organization's system for compensating physicians does not provide mandated limits on the amount of physician compensation that is put at risk by the incentive plan. This regulation may adversely affect our operations and the operations of our affiliated practices.

Employee Leasing Services. Several states have legislation prohibiting the provision of "employee leasing services" without a license. We continue to evaluate the application of such laws to our service agreements. We will seek licensure where we believe it to be appropriate. Failure to obtain a license may result in civil or criminal penalties.

OUR COMPETITION

Physician Practice Management Services

We compete with numerous entities. Physician practice management companies and some hospitals, clinics and HMOs also engage in activities similar to ours. Several of our competitors have established operating histories and greater resources than ours. We may not be able to compete effectively with such competitors.

The practices that contract with us compete with local musculoskeletal care service providers as well as some managed care organizations. We believe that changes in governmental and private reimbursement policies have increased competition among musculoskeletal care providers. We believe that cost, accessibility and quality of services provided are the principal factors that affect competition. If affiliated practices are not able to compete effectively in the markets that they serve, we would be adversely affected.

The practices that contract with us also compete with other providers for managed musculoskeletal care contracts. We believe that trends toward managed care increased competition for such contracts. Other practices and management service organizations may have more experience than in obtaining such contracts than us or the practices that contract with us. We may not be able to successfully acquire sufficient managed care contracts to compete effectively.

Ambulatory Surgery Center Services

The Company competes principally with hospitals and other operators of freestanding surgery centers to attract physicians and patients to its ambulatory surgery centers and for inclusion in managed care programs. In developing new surgery centers and acquiring existing surgery centers the Company will compete with other surgery center companies and local hospitals. In competing for physicians and patients, important competitive factors are convenience, cost, quality of service, physician loyalty and reputation. Hospitals may have competitive advantages in attracting physicians and patients, including established standing in the community, historical physician loyalty and convenience for physicians making rounds or performing inpatient surgery in the hospital. However, the Company believes that many physicians may prefer to utilize and affiliate with freestanding ambulatory surgery centers due to greater scheduling flexibility, more consistent nurse staffing and faster turnaround time between cases, thereby allowing a physician to perform more surgeries in a defined period of time.

Health Care Rating Web Site

Several companies have instituted health care rating services on the internet. In addition, because barriers to entry are low, we anticipate that other companies may seek to begin health care rating services on the internet. As a result, competition to obtain advertising from hospitals and other health care providers is expected to intensify in the future.

We attempt to compete by emphasizing the objective nature of our data, the source of our data and the sophistication of the methodology used to provide our data. We think that these factors should make HealthCareReportCards.com an attractive site for advertising by those hospitals that have received a four or five-star rating.

OUR EMPLOYEES

As of January 1, 1999, we had 885 employees, of whom 59 were located at our headquarters and 826 were located at our affiliated practices. As a result of the proposed restructuring transaction and interim arrangements with certain participating practices, we anticipate that we will no longer employ a substantial majority of these persons.

OUR CORPORATE LIABILITY AND INSURANCE

Professional malpractice claims and similar claims are risks in connection with the provision of medical services. Under our agreements with practices we serve, we do not influence or control the practice of medicine by physicians. We do not have responsibility for compliance with regulatory requirements directly applicable to physicians and physician groups. Nevertheless, as a result of our relationship with medical practices, we could be subject to medical malpractice actions. Our medical professional liability insurance provides coverage of up to $5 million per incident, with maximum aggregate coverage of $5 million per year. Our general liability insurance provides coverage of up to $5 million per incident, with maximum aggregate coverage of $5 million per year. We believe our insurance will extend to professional liability claims asserted against our employees that work at our affiliated practices. The practices that have contracted with us also maintain comprehensive professional liability insurance. The cost of insurance and expenses resulting from claims against us that exceed our policy limits could adversely affect us.

RISK FACTORS

If we consummate a proposed restructuring transaction that substantially restructures our arrangements with ten practices, we will confront substantial challenges. Under the proposed restructuring transaction, we will sell to the practices non-medical assets relating to the practices. As part of the transaction, we will also enter into new management service arrangements with the practices that will reduce the term of the management agreements from 40 years to terms generally expiring between November 2001 and March 2003. We will limit our services only to specific practice needs. Fees payable under the management service agreements will be substantially reduced. In return, we will receive approximately $17.0 million in cash and 3,786,957 shares of our common stock. In addition, approximately $.6 million related to a convertible debenture by us to physicians in one of our affiliated practices will be canceled. The amount of cash we receive in the restructuring transaction is subject to adjustment based on the value, at the closing of the restructuring transaction, of most of the assets that we are selling to the practices and liabilities being assumed by the practices. If the restructuring transaction is completed, we will confront the following risks:

     o Our revenues will decrease substantially - Although our obligations to the participating practices under the new management services agreements will also be reduced substantially, we will have to institute additional cost saving measures in order to avoid losses.

     o We may not receive revenues from service agreements with the participating practices after the term of the new management services agreements - This means that between November 2001 and March 2003, we will no longer receive revenues from some of the participating practices unless they agree to an extension of the management services agreement. Presently, we do not anticipate that such an extension will occur. Some of the practices have agreed to pay a lump sum fee at closing, and will provide no further payments under the agreements. As a result, we increasingly must rely on our other businesses, including our health care rating internet site and ambulatory surgery center businesses.

     o The other businesses on which we rely may not be successful - While we believe that the health care rating internet site and ambulatory surgery center businesses that we will focus on present more promising opportunities for growth than our physician practice management business, these businesses have only recently been formed and may not be successful.

     o We will continue to have substantial bank indebtedness - Although we intend to use all of the cash proceeds of the restructuring transaction to pay down our bank indebtedness, we anticipate that we will continue to have approximately $25.6 million of indebtedness under our bank credit facility. Our obligations under the credit facility will divert resources that otherwise would be useful for our non-physician practice management businesses. Moreover, we will continue to be in default under our credit facility. While we have been engaged in discussions with our banks to restructure our credit arrangement, we cannot assure that we will be successful in restructuring this arrangement. If the banks were to accelerate our obligations under the credit facility, our viability as a going concern would be severely impaired.


Our Long-term Viability Will Be at Risk If the Restructuring Transaction Is Not Consummated. While we will confront significant risks if the restructuring transaction is consummated, we believe we will confront even more substantial risks if the restructuring transaction is not consummated. Among the risks we will confront if the restructuring transaction is not consummated are the following:

     o We may confront additional disputes with our affiliated practices - Currently, we are in litigation with three of our affiliated practices. Two of the other affiliated practices that are not participating in the restructuring transaction are seeking to terminate their service agreements based on allegations (which we dispute) that we are in default of our obligations under their agreements. If the restructuring transaction is not approved, we may well confront additional disputes with the practices that would otherwise participate in the restructuring transaction. Several of these practices have, in the past claimed that we are in default under the terms of the service agreement (we do not agree), and some have even threatened litigation. The diversion of management resources and financial costs in connection with these disputes would materially adversely affect us.

     o We would continue to be in default under our credit facility - We are not currently in compliance with certain financial covenants under our credit facility. If the restructuring transaction is not completed we believe it is unlikely that we will be able to comply with those covenants. Based on our current operating structure, if our lenders determine to take action to enforce their rights under the credit facility, our long term viability as a going concern would be severely impaired.

     o Our operating performance has declined - Due to the proposed restructuring transaction and transactions in 1998 that led to new management service arrangements with four practices, we have written down our long-term service agreements by $94.6 million. Largely as a result, we recorded a net loss for 1998 of $61.8 million, as compared to a net income of $5.9 million for 1997. Our operating results would have declined even if we had not taken the write-off. In light of the transitional nature of our operations, we may not be able to once again become profitable.

Our Web Site Business Could Be Adversely Affected If We Are Not Able to Resolve Issues With the Former PPI Stockholders

     o We are engaged in negotiations to resolve certain issues raised by the former stockholders of PPI. We currently contemplate that an arrangement will be reached with the PPI stockholders that will involve, among other things, the following:

     o The formation of a new company that will own the HealthCareReportCards.com web site and one or more additional health care rating web sites. The new company will be a majority-owned subsidiary of the Company, and the former PPI shareholders will have a minority shareholder interest in the new company;

     o The former PPI shareholders will return the 420,000 shares of Company common stock that they received in connection with the Company's acquisition of PPI;

     o The Company will return most of the assets of PPI to the former PPI shareholders; and

     o The PPI shareholders will become majority shareholders of the new company if Specialty Care Network does not obtain $4 million in financing for the new company by December 31, 1999.

In addition, it is anticipated that the agreement will address corporate governance issues relating to the new company, allocation of expenses and other matters. While we are optimistic that an agreement will be reached, we cannot assure that an agreement will be signed or that the terms of the agreement would not differ from those described above. We will be materially adversely affected if we are not able to resolve the issues raised by the PPI stockholders.

We Will Need Additional Financing - The contraction of our physician practice management business, and our efforts to establish our other businesses will cause us to seek additional capital. In the future we may seek additional funds through debt financing or the issuance of equity or debt securities. We may not be able to secure sufficient funds on terms acceptable to us, if at all. If equity securities are issued, either to raise funds or in connection with future affiliations, our stockholders' equity may be diluted. If additional funds are raised through debt, we may be subject to significant restrictions. As noted above, we are currently in default under our bank credit facility due to our failure to comply with certain financial covenants. Our ability to effect additional financings will likely continue to be impaired unless we can successfully restructure our indebtedness. We cannot assure that we will be able to obtain a restructured loan arrangement.

We anticipate that, in order to raise required capital, we will have to sell a portion of the equity of our subsidiaries that operate our health care rating web site and ambulatory surgery center businesses. Such sales will decrease our share of revenues and profits, if any, of these entities.

Our Stock Price Has Declined Markedly. While we cannot identify with certainty the cause for the decline, we believe the following factors, among others have, and some may continue to have an adverse effect on our stock price:


     o    conditions in the physician practice management industry;

     o    changes in earnings estimates by securities analysts;

     o    announcements regarding non-compliance with bank covenants;

     o    litigation;

     o change in accounting rules regarding amortization period for intangible assets; and

     o    operating and financial results.


Variations in our operating and financial results have been caused by the timing of the actions by affiliated practices that we believe are related to the decline in our stock price, such as diverting accounts receivables receipts, non-payment of service fees and engaging litigation against us.

We Depend on Our Affiliated Practices and Physicians. If the practices that contract with us are not successful, we will be materially adversely affected. Moreover, certain of our affiliated practices have claimed, for various reasons, that their service agreement is no longer in effect. Others have attempted to invoke termination provisions based on a contention that we have defaulted in carrying out our obligations under the service agreements. We believe that these claims are invalid. Nevertheless, if the practices are able to terminate any of our service agreements, we could be materially adversely affected. Some of the practices that contract with us derive a significant portion of their revenue from a limited number of physicians. A practice's loss of one or more key members could reduce our revenue.

There is a Risk of Change in Payment for Medical Services. We may not be able to offset successfully any or all payment reductions that may be imposed by government and private third party payors. The health care industry is experiencing a trend toward cost containment. Government and private third-party payors are imposing lower reimbursement and utilization rates and negotiating reduced payment schedules with service providers. Reductions in payments to health care providers or other changes in reimbursement for health care services may have a negative effect on us. See "Business - Third Party Reimbursement."

Our Business is Extensively Regulated by the Government. The delivery of health care is subject to extensive federal and state regulation. Much of this regulation is complex and open to different interpretations. We believe our operations materially comply with applicable laws. Nevertheless, a review of our operations by federal or state judicial or regulatory authorities could result in a determination that we violated one or more provisions of federal or state law.

The federal and state laws to which we are subject cover a broad range of activities. Among other things, these laws:

     o    prohibit the filing of false or other improper medical claims;

     o prohibit "kickback" and similar activities intended to induce patient referrals or the ordering of reimbursable items or services;

     o prohibit physicians from making referrals to entities providing "designated health services" with which the physicians have a financial relationship;

     o    prohibit fee-splitting under certain circumstances; and

     o    prohibit corporations from engaging in the practice of medicine.


In addition, a variety of laws of general applicability many have a restrictive effect on our operations and activities. These laws include:

     o    antitrust;

     o    insurance;

     o    environmental;

     o    occupational safety;

     o    employment;

     o    medical leave; and

     o    civil rights laws.

Violations of these laws could result in:

     o    severe civil or criminal penalties;

     o exclusion from participation in Medicare and Medicaid programs or other federally funded health care programs; and

     o    censure or delicensing of physician-violators.


See "Government Regulation and Supervision."

There have been numerous recent federal and state initiatives for comprehensive or incremental reforms affecting the payment for and availability of health care services. Many of the proposals under consideration could adversely affect us if they are enacted.

Several states have legislation prohibiting the provision of "employee leasing services" without a license. We are evaluating the application of such laws to our provision of non-physician personnel to physician practices. We will seek licensure where it is appropriate. We may not receive the license for which we apply. Our failure to obtain a license where required may result in civil or criminal penalties. Additionally, lack of licensure may affect our ability to provide personnel in accordance with the terms of our service agreements.

We Depend on Our Information Systems. Our information systems are needed to:

     o    helping our affiliated practices realize operating efficiencies; and

     o    negotiating, pricing and managing capitated managed care contracts.

We must continue to invest in, and administer, management information systems to support these activities. There may be unanticipated delays, complications and expenses in implementing, integrating and operating these systems. We will have to modify, improve or replace these systems if new technologies become available. Modifications, improvements or replacements could be expensive and interrupt our operations. We may not be able to implement successfully and maintain adequate practice management, financial and clinical information systems.

We May be Affected by the Year 2000 Issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using the "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Because we were formed in 1996, most of our corporate computer hardware is relatively new. In addition, most of the software applications are "off the shelf." All vendors of these "off the shelf" products have been contacted and remediation activities are underway with respect to those applications that are not currently Year 2000 compliant. Internal applications are currently being reviewed and updated. However, if we fail to attain compliance by Year 2000, we could be materially adversely affected.

We are seeking to coordinate our efforts to address the Year 2000 issue with our affiliated practices, payors and vendors. However, the systems of other companies on which we rely may not be timely converted. A failure to convert by another company, or a conversion that is incompatible with our systems, could have a material adverse effect on us.

There Are Risks Associated with Our Managed Care Contracts. Our success in our physician practice management operations will depend in part upon our and our affiliated practices' abilities to negotiate contracts with HMOs, employer groups and other private third-party payors. We may not be able to enter into satisfactory arrangements with such payors for reasons beyond our control.

We have negotiated contracts providing a fixed global fee for each episode of care covering certain musculoskeletal procedures. Certain affiliated practices also have other capitated fee arrangements that existed prior to their affiliation with us. We anticipate that our affiliated practices may enter into additional contracts based on capitated and global fee arrangements. To the extent that patients or enrollees covered by such arrangements require more frequent or more extensive care than anticipated, our affiliated practices would bear the cost. In the worst case, revenue negotiated under these contracts would be insufficient to cover the costs of the care provided. See "Business - Payor Contracting."

Several states have regulations prohibiting physicians from entering into capitated payment or other risk sharing contracts except through HMOs or insurance companies. In addition, some states subject physicians and physician networks to insurance laws and regulations which provide for minimum capital requirements. We would be adversely affected if practices that contract with us are unable to enter into capitated fee arrangements. Moreover, the costs of compliance with insurance laws may be significant. See "Government Regulation and Supervision - Insurance Laws."

We may not establish or maintain satisfactory relationships with managed care and other third-party payors. In addition, we may lose significant revenue as a result of the termination of third-party payor contracts or otherwise.

We Face Intense Competition. Several companies with established operating histories and greater resources than ours are pursuing management contracts with musculoskeletal practices or development and management services arrangements for ambulatory surgery centers. Because of the depressed level of our stock price and our limited financial resources, we do not believe that we can complete any additional affiliations with musculoskeletal medical practices on terms beneficial to us. Moreover, unless we can obtain financing for our ambulatory surgery center business, we will not be able to compete effectively. In addition, practices that have contracted with us may not be able to compete effectively in the markets they serve.

We Depend Upon Our Key Personnel. We are dependent upon the ability and experience of our executive officers, as well as on our other key personnel. If we are unable to retain these persons, or if we are unable to find additional management and other key personnel as required, we could be adversely affected. We have employment contracts with all but one of our executive officers.

Our Insurance May Be Inadequate to Protect us From the Costs of Potential Liability and Legal Proceedings. The provision of medical services by physicians entails an inherent risk of exposure to professional malpractice claims and other similar claims. While the practices that contract with us generally maintain malpractice insurance, any claim asserted against any of those practices may not be covered by, or may exceed the coverage limits of, applicable insurance.

We do not engage in the practice of medicine. Nevertheless, we could be implicated in professional malpractice and similar claims. Although we maintain insurance, claims asserted against us for professional or other liability may not be covered by, or may exceed the coverage limits of, our insurance.

The availability and cost of professional liability insurance is beyond our control. We may not be able to maintain insurance in the future at a cost that is acceptable. See "Corporate Liability and Insurance."

There are Risks Related to Our Purchase of Our Affiliated Practices' Receivables. We purchase each of our affiliated practices accounts receivable each month. The purchase price for such accounts receivable generally equals the gross amounts of the accounts receivable recorded each month, less:

     o    adjustments for contractual allowances;

     o    allowances for doubtful accounts; and

     o other potentially uncollectible amounts based on the practice's historical collection rate, as determined by us.


Actual collections may be less than the amounts we paid for the receivables, or payment of receivables may not be made on a timely basis.

The Market for Internet Advertising is Uncertain. We expect that
HealthCareReportCards.com will seek to derive a substantial amount of its revenues from advertising for the foreseeable future, and demand and market acceptance for internet advertising is uncertain.

There are currently no standards for the measurement of the effectiveness of internet advertising, and the industry may need to develop standard measurements to support and promote internet advertising as a significant advertising medium. If such standards do not develop, existing advertisers may not continue their levels of internet advertising. Furthermore, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the internet. Our web site business would be adversely affected if the market for internet advertising fails to develop or develops more slowly than expected.

Software programs that limit or prevent advertising from being delivered to an internet user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of internet advertising.

We May Be Sued For Information Retrieved from the Web. We may be subjected to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on the HealthCareReportCards.com web site. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web site.

There is Intense Competition for Internet-based Business. The number of web sites competing for the attention of health care related advertisers has increased and we expect it to continue to increase. Because HealthCareReportCards.com is a relatively new business, it must compete with more established and better financed entities. Moreover, since barriers to entry are not great, increased competition is likely. This could result in price reductions and reduced margins, which could adversely affect our web site business.

The Receipt of Advertising Revenues by Our Web Site is Uncertain. The time between the date of initial contact with a potential advertiser for the HealthCareReportCards.com web site and the execution of a contract with the advertiser is not predictable, and is subject to delays over which we have little or no control, including:

     o    customers' budgetary constraints;

     o    customers' internal acceptance reviews;

     o the success and continued internal support of advertisers' own development efforts; and

     o    the possibility of cancellation or delay of projects by advertisers.


We may expend substantial funds and management resources and yet not obtain advertising revenues. Accordingly, our results of operations may be adversely affected if sales to advertisers are delayed or do not otherwise occur.

We are Dependent on Continued Growth in Use of the Internet. Our web site business would be adversely affected if internet usage does not continue to grow. A number of factors may inhibit internet usage, including:

     o    inadequate network infrastructure;

     o    inconsistent quality of service; and

     o    lack of availability of cost-effective, high-speed service.


If internet usage grows, the internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the internet network infrastructure. If these outages or delays frequently occur in the future, internet usage, as well as the usage of our Web sites, could grow more slowly or decline.

We May be Unable to Respond to Rapid Technological Change. The internet is characterized by rapidly changing technologies, frequent new product and service introductions and evolving industry standards. If HealthCareReportCards.com is to be successful, we need to effectively integrate the various software programs and tools required to enhance and improve our web site. Our future success will depend on our ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of our web site. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services. We could also incur substantial costs if we need to modify our service or infrastructures to adapt to these changes.

Governmental Regulation and Legal Uncertainties Could Add Additional Costs to Doing Business on the Internet. There are currently few laws or regulations that specifically regulate communications or commerce on the internet. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, and the characteristics and quality of products and services. Several telecommunications companies have petitioned the Federal Communications Commission to regulate internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the internet. Any new laws or regulations relating to the internet could adversely affect our business.

Our Systems May Fail or Experience a Slowdown and Our Users Depend on Others for Access to Our Web Sites - Substantially all of our communications hardware and some of our other computer hardware operations are located at KDM Consulting Service's facilities in Aurora, Colorado. Fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events could damage these systems. Computer viruses, electronic break-ins or other similar disruptive problems could also adversely affect our web site. Our business could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. We do not presently have any secondary "off-site" systems or a formal disaster recovery plan.

In addition, our users depend on internet service providers, online service providers and other web site operators for access to our web site. Many of them have experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems.

We May Not be Able to Deliver Various Services if Third Parties Fail to Provide Reliable Software, Systems and Related Services to Us - We are dependent on various third parties for software, systems and related services. Several of the third parties that provide software and services to us have a limited operating history, have relatively immature technology and are themselves dependent on reliable delivery of services from others. As a result, our ability to deliver various services to our users may be adversely affected by the failure of these third parties to provide reliable software, systems and related services to us.


Item 2. Properties


We have a five-year lease for our approximately 12,000 sq. foot headquarters facility in Lakewood, Colorado, which expires on March 15, 2001. We have entered into leases for the facilities utilized by our affiliated practices for annual lease payments of approximately $4.1 million. Several of the leases involve properties owned by physician owners of our affiliated practices. If we complete the restructuring transaction, we expect our annual lease payments for such facilities to decrease to $2.5 million.


Item 3. Legal Proceedings

The Specialists Litigation

There are two actions currently pending between us and the Specialists Orthopedic Medical Corporation, one of our affiliated practices, and the Specialists Surgery Center, a partnership that operates a surgery center (collectively "the Specialists"), one in Solano County Superior Court, which was recently stayed by that court ("the state action"), and one in the United States District Court for the Eastern District of California, which is currently being litigated (the "federal action").

The state action was filed on November 13, 1998 in the Solano County Superior Court by the Specialists and four physicians who practice at, and own an interest in, one or both of the plaintiff entities (the "Specialists Doctors"), against the Specialists' former administrator; legal, accounting and consulting advisors to the plaintiffs in connection with the affiliation transactions (collectively with the administrator, the "Advisors"); entities affiliated with certain of the Advisors; us; an employee of the Company, and 25 unnamed defendants.

The complaint contains numerous allegations against one or more of the Advisors, including among others, fraud, misrepresentation, conversion, breach of fiduciary duty, negligence, professional negligence and legal malpractice. With respect to us, and our employee, the complaint alleges, among other things, that we and our employee conspired with the Advisors to induce the Specialists Doctors to enter into the transactions by which we acquired the practice assets and entered into the service agreements with Specialists; that we and our employee misrepresented the terms of the transaction to the Specialists Doctors; that, in connection with the issuance of our common stock to the Doctors, we and the other defendants violated California securities law by making material misstatements or omitting material facts; that the service agreements are void; that the required service fees are unconscionable; and that the service agreements do not represent the true intention of the parties with regard to the service fees to be charged.

The Specialists Doctors seek a judicial declaration that the service fees are unenforceable, a reformation of the service agreements to reflect service fees within the alleged intent of the parties, an accounting of the cash proceeds from the acquisition transactions, special damages of $2.48 million (including $300,000 paid to us), compensatory, consequential and punitive damages, damages for emotional distress, attorney fees and costs.

In addition, co-defendant Ronald Fike, the Specialists' former administrator, filed a cross-complaint on December 18, 1998, naming as cross-defendants all co-defendants (including us and our employee), all plaintiffs and seven new parties. The cross-complaint alleges causes of action for breach of contract, slander, negligent infliction of emotional distress, deceit and conspiracy, and indemnity. We and our employee are named as defendants to the last three causes of action only.

We believe the allegations, as they pertain to us and an employee of the Company, are without merit and have vigorously contested the action and cross-complaint. As an initial response, we have filed a Motion to Stay or Dismiss both the action and the cross-complaint, based upon a forum selection clause contained in the original acquisition agreement, requiring the Specialists and Mr. Fike to file any and all actions in Jefferson County, Colorado. The court granted our Motion on March 12, 1999, and stayed the action in its entirety, as to all named parties.

In the federal action, filed by us on January 12, 1999 in the United States District Court for the Eastern District of California against the Specialists and the Doctors, we are seeking relief for various breaches of contract, conversion of our assets, and tortious interference with contractual relations. Additionally, our complaint seeks to recover damages for the Specialists' wrongful possession and detention of our personal property, and the wrongful ejectment of us from our leasehold interest in various real properties we have leased.

Defendants have filed a Motion to Stay or Dismiss the action.

In addition, we recently filed an Application for a Right to Attach Order and Writ of Attachment. We seek to attach any and all of the assets of the Specialists and the Doctors, in order to secure the claims in our federal complaint. This matter is set for hearing on April 26, 1999.

TOC Litigation

There are two actions pending between us and TOC Specialists, P.L. ("TOC") and its physician owners (collectively, the "TOC Doctors"), one in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, which was recently stayed by that court (the "state action"), and one in the United States District Court for the Northern District of Florida, Tallahassee Division, which is currently being litigated (the "federal action").

On November 16, 1998, we filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against TOC, the 15 TOC doctors, and the State of Florida, Department of Health, Board of Medicine. The complaint alleges that, in violation of their service agreement with us, TOC and the TOC Doctors diverted our accounts receivable receipts into an account controlled by TOC and the TOC Doctors, that TOC and the TOC Doctors failed to pay our service fees, and that TOC and the TOC Doctors failed to provide the necessary records to us for us to effectively perform our management functions. Additionally, the complaint alleges that TOC and the TOC Doctors improperly attempted to terminate the service agreement, attempted to interfere with our contractual relations with other affiliated practices, and violated the confidentiality, noncompetition and restrictive covenant provisions of the service agreement.

TOC and the TOC Doctors answered that complaint on December 7, 1998, and filed a counterclaim against us alleging breach of service agreement, fraud in the inducement, fraud, negligent misrepresentation, conspiracy to commit fraud, breach of fiduciary duties, and violations of Florida securities law. The counterclaim also named Kerry Hicks, our President and Chief Executive Officer and Patrick Jaeckle, our Executive Vice President - Corporate Development, as defendants. The state court action was stayed on January 13, 1999.

On December 1, 1998, while the state court litigation was ongoing, TOC and 10 of the TOC doctors filed a complaint against us in the United States District Court for the Northern District of Florida, Tallahassee Division. That complaint also named Kerry Hicks and Patrick Jaeckle as defendants. The complaint alleges violations of the Securities Exchange Act, breach of contract, fraud, negligent misrepresentation, and breach of fiduciary duty. These, absent the federal securities claim, were essentially the same causes of action asserted as a counterclaim against us by the defendants in the earlier state court litigation.

On January 11, 1999, we filed our answer and counterclaim to the federal court action. We also named four other TOC doctors as defendants in our counterclaim. In our answer and counterclaim we denied all wrongdoing, and asserted claims against TOC and the TOC Doctors for merger agreement indemnification, breach of contract, breach of good faith and fair dealing, tortious interference with contractual relations, conversion, and civil theft.

We have, in addition to monetary damages, claimed a right to injunctive relief to prohibit dissemination of financial information and to further limit tortious interference with contractual relations, and sought an injunction to enforce the TOC restrictive covenants. The federal court litigation is ongoing, and is presently in the discovery phase.

         We believe that we have strong legal and factual defenses to these claims of TOC and the TOC doctors, and intend to vigorously defend the allegations against us while aggressively pursuing our counterclaims.

3B Litigation

         On January 22, 1999, 3B Orthopaedics, P.C. ("3B"), one of our affiliated practices, Robert E. Booth, Jr., M.D., Arthur Bartolozzi, M.D., and Richard A. Balderston, M.D., (collectively, the "Plaintiffs") filed a complaint against us in the United States District Court for the Eastern District of Pennsylvania.

         The complaint asserts causes of action under Pennsylvania law for breach of contract and seeks unspecified compensatory damages and a declaratory judgment terminating any and all applicable agreements between the parties. In essence, the plaintiffs claim that we breached our obligations to them under an unexecuted service agreement, and any other agreement, by failing to provide the promised management services and that the plaintiffs were damaged when they had to provide such services themselves. The plaintiffs seek to invalidate restrictive covenants entered into in favor of us through the lawsuit.

         We filed our answer on March 24, 1999, denying all of the material allegations of the plaintiffs' complaint and asserting affirmative defenses and various counterclaims. We have asserted counterclaims against all plaintiffs for breach of contract, unjust enrichment, conversion, and breach of the implied duty of good faith and fair dealing. We have also asserted a counterclaim solely against Dr. Booth for breach of fiduciary duty based upon his conduct as a member of our board of directors from approximately November 1996 through October 1998. We dispute the plaintiffs' claim that we failed to provide the promised management services. Among other remedies, we seek to enforce restrictive covenants entered into by the physician plaintiffs and to recover, among other things, damages equal to 300% of the physician plaintiffs' professional services' revenue. We also seek the return of all cash and all of our common stock, or the proceeds from the sale of the our stock, given to the physician plaintiffs pursuant to the November 12, 1996, merger between the plaintiffs' former practice, Reconstructive Orthopaedic Associates, P.C. and us. Prior to the formation of 3B, the defendant physicians practiced with Reconstructive Orthopaedic Associates, P.C.

         We believe that we have strong legal and factual defenses to plaintiffs' claims. We intend to vigorously defend against the lawsuit and aggressively pursue our counterclaims.

Mid-Atlantic Orthopaedic Specialists, P.C. Default Notice

         On January 4, 1999, Mid-Atlantic Orthopaedic Specialists, P.C., one of our affiliated practices, gave us notice that they intended to terminate the service agreement between us and the practice based on our material default in the performance of our duties and obligations imposed upon us by the service agreement. Under the terms of the service agreement, in the event that an affiliated practice asserts a material default under the service agreement, we have sixty days in which to cure any such default. In our response letter to the practice, we informed the practice that we did not believe that we were in material default under the service agreement and that in any event the practice had failed to give us adequate notice of a material default in order to give us a reasonable opportunity to cure any specific default within the sixty-day period provided for in the service agreement. After reviewing this matter in detail, we continue to believe that we are not in material default under the terms of our service agreement with Mid-Atlantic Orthopaedic Specialists, P.C. In the event that Mid-Atlantic Orthopaedic Specialists, P.C. attempts to terminate the service agreement with us, we have informed the practice that we will pursue any and all legal remedies available to us including aggressive litigation in federal and state courts.

Associated Orthopaedics & Sports Medicine, P.A. Default Notice

         On March 18, 1999, Associated Orthopaedics & Sports Medicine, P.A., one of our affiliated practices, gave us notice of default under the terms of the service agreement between us and the medical practice. Under the terms of the service agreement between us and Associated Orthopaedics & Sports Medicine, P.A., we have thirty days to cure any material default under the service agreement. After reviewing the letter dated March 18, 1999 and the items of default specified therein, and our operations with respect to this practice, we do not believe that we are in material default under the terms of the service agreement. We have notified the practice that we do not believe that we are in material default under the terms of the service agreement, that with respect to the matters set forth in their letter of March 18, 1999, we will continue to work with the practice to resolve any outstanding issues, and that in any event should the practice terminate the service agreement we will pursue any and all legal remedies available to us, including aggressive litigation in federal and state courts.

Vanderbilt University Default Notice

         On March 19, 1999, we received a default notice from Vanderbilt University, with respect to a management services agreement we entered into with Vanderbilt University to provide certain limited management services to their orthopaedics department. Under the terms of the management services agreement, we have sixty days to cure any material default. We have reviewed the provisions of the default notice, and are undertaking steps to determine if any such defaults have in fact occurred, whether they are material, and what steps, if any, we need to take in order to cure any material defaults. In addition, on March 19, 1999, we received notice from Vanderbilt University that they would not renew the management services agreement upon its stated termination date of June 30, 1999.


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

NAME                         AGE        POSITION
Kerry R. Hicks............     39       President, Chief Executive Officer
Patrick M. Jaeckle........     40       Executive Vice President - Corporate Development,
                                           Secretary and Director
Kevin J. Hicks............     39       Executive Vice President - Provider Businesses
D. Paul Davis.............     41       Senior Vice President - Finance
David G. Hicks............     40       Vice President - Management Information Systems
Timothy D. O'Hare.........     46       Vice President - Payor Operations


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

PATRICK M. JAECKLE, a founder of the Company, has served as Executive Vice President - Corporate Development since July 1998 and Executive Vice President - Finance/Development from December 1995 to July 1998, and as a director of the Company since its inception in December 1995. From February 1994 to March 1996, Dr. Jaeckle served as director of health care corporate finance at Morgan Keegan & Company, Inc., a regional investment banking firm. Prior to February 1994, Dr. Jaeckle was a member of the health care investment banking groups at both Credit Suisse First Boston Corporation (from June 1992 to February 1994) and Smith Barney, Inc. (from May 1991 to June 1992). Dr. Jaeckle holds an M.B.A. degree from Columbia Business School, a D.D.S. degree from Baylor College of Dentistry and a B.A. degree from The University of Texas at Austin.

KEVIN J. HICKS is Executive Vice President - Provider Businesses. Mr. Hicks oversees ongoing consulting projects and manages HealthCareReportCards.com's client relationships. Mr. Hicks was Chief Operating Officer of LBA Healthcare Management form 1985 through 1995. He then served as Senior Vice President of LBA when LBA was sold to Healthvision Inc. and then subsequently sold to HCIA Inc. Mr. Hicks joined the Company in 1998. Mr. Hicks has provided consulting assistance to numerous client hospitals, physician practices and integrated networks. Mr. Hicks received a BS in Finance and an MBA from the University of Colorado at Boulder.

D. PAUL DAVIS has served as Chief Financial Officer since August 1998, Senior Vice President - Finance since June 1997 and he served as Vice President of Finance from March 1996 until June 1997. He also served as the Company's controller from March 1996 until September 1997. From January 1993 to March 1996, Mr. Davis served as Vice President of Finance for Surgical Partners of America, Inc. From April 1987 to January 1993, he served as Chief Financial Officer for Anesthesia Service Medical Group, Inc. Mr. Davis received a B.S. degree in Accounting from the University of Utah. He is a certified public accountant and a certified management accountant.

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

Kerry R. Hicks, Kevin J. Hicks and David G. Hicks are all brothers.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Since February 7, 1997, our Common Stock has been quoted on the Nasdaq Stock Market under the symbol "SCNI." The following table sets forth the high and low sales prices for the Common Stock for the quarters indicated as reported on the Nasdaq Stock Market.

                                                        High          Low
                                                        ----          ---
Year Ended December 31, 1998
    First Quarter...........................            $13 3/8      $11 1/8
    Second Quarter..........................             12 1/2        5 3/4
    Third Quarter...........................              6 5/8        1 1/32
    Fourth Quarter..........................              2 7/32         3/4

Year Ended December 31, 1997
    First Quarter (1).......................            $10 5/8      $ 8
    Second Quarter..........................             12 1/2        7 5/8
    Third Quarter...........................             13 3/4       10 7/8
    Fourth Quarter..........................             14           10 3/4

     (1) Represents trading of the Common Stock from February 7, 1997 through March 31, 1997.

     The Company has never paid or declared any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain any future earnings for use in its business. The Company's credit facility with a bank syndicate prohibits the payment of any dividends without written approval from the bank syndicate.

Item 6.  Selected Financial Data

Statement of Operations Data


                                                        Year Ended               Year Ended            Year Ended
                                                    December 31, 1998        December 31, 1997          December 31,1996
                                                    -----------------        -----------------          ----------------
 Revenue:
       Service fees                                       $  76,649,778         $ 45,966,531         $ 4,392,050
       Other                                                  2,531,524            3,689,390                  --
                                                          -------------         ------------         -----------

                                                             79,181,302           49,655,921           4,392,050
                                                          -------------         ------------         -----------
 Costs and expenses:
       Clinic expenses                                       55,188,411           31,644,618           2,820,743
       General and administrative                            14,468,537            7,861,015           3,770,263
       Impairment loss on service agreements                 94,582,227                   --                  --
       Litigation and other costs                             3,564,392                   --                  --
       Impairment loss on intangible assets and
          other long-lived assets                             3,316,651                   --                  --
                                                          -------------         ------------         -----------
       Total costs and expenses                             171,120,218           39,505,633           6,591,006
                                                          -------------         ------------         -----------
 (Loss) income from operations                              (91,938,916)          10,150,288          (2,198,956)
 Other:
       Gain on sale of equity investment                      1,240,078                   --                  --
       Interest income                                          187,450              536,180              11,870
       Interest expense                                      (3,741,089)            (942,144)            (90,368)
                                                          -------------         ------------         -----------
 (Loss) income before income taxes                          (94,252,477)           9,744,324          (2,277,454)
 Income tax benefit (expense)                                32,466,391           (3,873,926)            506,071
                                                          -------------         ------------         -----------

 Net (loss) income                                        $ (61,786,086)        $  5,870,398         $(1,771,383)
                                                          =============         ============         ===========
 Net (loss) income per common share (basic)(1)            $       (3.39)        $       0.38         $     (0.16)
                                                          =============         ============         ===========
 Weighted average number of common shares
       used in computation (basic)(1)                        18,237,827           15,559,368          11,422,387
                                                          =============         ============         ===========


 Net (loss) income per common share (diluted)(1)          $       (3.39)        $       0.37         $     (0.14)
                                                          =============         ============         ===========

 Weighted average number of common
       shares and common share equivalents
       used in computation (diluted)                         18,237,827           16,071,153          12,454,477
                                                          =============         ============         ===========


Balance Sheet Data
                                                  December 31, 1998          December 31, 1997            December 31, 1996
                                                  -----------------          -----------------            -----------------
Working capital (deficit)                              $(21,457,105)              $ 21,924,386                $ 7,637,724
Total assets                                             70,179,278                140,301,650                 16,013,125
Total long-term debt                                        680,152                 33,885,141                  5,142,450


     (1) The 1996 net income (loss) per share and weighted average share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Specialty Care Network, Inc ("the Company") is a health care management services company that provides practice management services to physicians. The Company also provides a health care rating internet site, HealthCareReportCards.com, that rates the quality of outcomes at various hospitals for several medical procedures. In addition, through its subsidiary, Ambulatory Services, Inc., the Company is establishing a business engaged in the development and management of freestanding and in-office ambulatory surgery centers.

The Company has entered into long-term service agreements (the "Service Agreements") with practices affiliated with the Company (the "Affiliated Practices"), pursuant to which the Company, among other things, provides facilities and management, administrative and development services, and employs most non-physician personnel, in return for specified service fees. The operating expenses incurred by the Company include the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical practices of the Affiliated Practices and depreciation and amortization of assets. The Company seeks to reduce certain operating expenses, as a percentage of net revenue, of the Affiliates Practices. The negotiated amounts of the Company's service fee also affects the Company's operating expenses, measured as a percentage of net revenue. In addition to the operating expenses discussed above, the Company incurs personnel and administrative expenses in connection with its corporate offices, which provide management, administrative and development services to the Affiliated Practices.

RESTRUCTURING TRANSACTION

In March 1999, the Company entered into restructuring agreements with ten of its affiliated practices. The agreements:

      o Provide for the repurchase by affiliated physicians or affiliated practices of practice assets and for new management service arrangements in exchange for cash and/or common stock;

      o Limit management services provided to the affiliated practices by the Company under its service agreements;

      o Reduce the term of the Company's service agreements with the affiliated practices; and

      o  Lower service fees paid to the Company by the affiliated practices.

The purchase price paid to the Company will consist of payments for the book value of the assets to be purchased by the practices, less the practice liabilities as of the closing date of the transaction and payments for the execution of a new management services agreement to replace the existing service agreement. If the restructuring transaction is approved by the Company's stockholders and bank syndicate, the Company expects to reacquire 3,786,957 shares of its common stock and have the ability to reduce its indebtedness by approximately $17.6 million including $0.6 million through cancellation of an outstanding convertible debenture. (See Note 11, to the Consolidated Financial Statements, for further discussion of the new management service agreements).

MODIFICATION OF ARRANGEMENTS WITH FOUR PRACTICES

Near the end of 1998, the Company entered into transactions with four of its affiliated practices. In these transactions, the Company sold to each of the practices accounts receivable, fixed assets and certain other assets relating to the respective practices and replaced the original management service arrangements with new arrangements. Under the management services agreements, which terminate at certain dates between November 2001 and March 2003, the Company provides substantially reduced services to the practices, and the practices pay significantly reduced service fees. These transactions were closed effective December 31, 1998. As a result of the completion of these four transactions, the Company reacquired 2,124,959 shares of its common stock and reduced its outstanding indebtedness at December 31, 1998 by approximately $5.5 million through the cancellation of a convertible note with one of the affiliated practices. Additionally, in 1999, the Company used the proceeds from the completion of these four transactions to reduce the amount outstanding under its Credit Facility by approximately $8.5 million.

ACCOUNTING TREATMENT

Commencing January 1, 1999, costs of obtaining long-term service agreements are amortized using the straight-line method over estimated lives of 3 - 5 years (see Note 3 to the Consolidated Financial Statements for discussion regarding the amortization period for the Company's long-term service agreements and changes in accounting estimates). Under the service agreements between the Company and each of the affiliated practices, the Company has the exclusive right to provide management, administrative and development services during the term of the agreement.

In light of the pending restructuring transaction, as well as numerous other factors in the physician practice management industry in general, during the fourth quarter of 1998, management of the Company undertook an evaluation of the carrying amount of its service agreements pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. As a result of this evaluation, the Company recorded an impairment loss on its service agreements of approximately $94.6 million in December 1998. (See Note 2 to the Consolidated Financial Statements for further discussion of this impairment charge.)


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998

Revenue

The Company's service fees revenue, including reimbursement of clinic expenses, increased by $30.6 million to $76.6 million for the twelve months ended December 31, 1998 compared to $46.0 million for the same period in 1997. These increases primarily reflect affiliation transactions that occurred during the latter part of 1997 and in the first quarter in 1998. Other revenue for the twelve months ended December 31, 1998 was $2.5 million compared to $3.7 million for the same period in 1997. The decrease in other revenue was primarily due to a decrease in business consulting fees earned and bad debt recovery in 1998 compared to the same period of 1997. As a result of the transactions with the four practices in December 1998, the Company expects service fee revenue to decline in 1999. If the restructuring transaction is completed, service fees revenue will decrease materially.

Clinic expenses and general and administrative expenses

For the twelve months ended December 31, 1998, total clinic expenses were $55.1 million compared to $31.6 million for the same period of 1997. Clinic expenses are costs incurred by the Company, in accordance with the Service Agreements, on behalf of the affiliated practices for which they are obligated to reimburse the Company. Reimbursement of clinic expenses is a component of the service fee revenue recorded by the Company. Principally, as a result of the transactions with the four practices in December 1998, the Company expects clinic expenses to decline in 1999. If the restructuring transaction is completed, clinic expenses will decrease more substantially.

For the twelve months ended December 31, 1998, general and administrative expenses were $14.5 million compared to $7.9 million for the same period of 1997. This increase was primarily due to increased amortization expense related to the Company entering into additional long-term service agreements with affiliated practices in the latter part of 1997 and first quarter 1998. In addition, the Company shortened the lives over which the service agreements are amortized over effective June 1998 (see Note 3 to the Consolidated Financial Statements).

Impairment losses, litigation and other costs

In light of the pending restructuring transaction, as well as numerous other factors in the physician practice management industry in general, during the fourth quarter of 1998, management of the Company undertook an evaluation of the carrying amount of its management service agreements pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. As a result of this evaluation, the Company recorded an impairment loss on its management service agreements of approximately $94.6 million in December 1998. (See Note 2 to the Consolidated Financial Statements for further discussion of this impairment charge.)

The Company is currently involved in disputes with TOC Specialists, P.L., The Specialists Orthopaedic Medical Corporation and 3B Orthopaedics, P.C., which are affiliated practices of the Company. (See Note 13 to the Consolidated Financial Statements, for further discussion related to these legal proceedings). As a result of these disputes, the Company has recorded a charge of approximately $2.7 million to reserve for service fees recorded for these practices, which to date have not been paid. In addition, as of December 31, 1998, the Company had incurred approximately $.2 million in legal fees directly related to these disputes. In connection with the proposed restructuring transaction described above, the Company has also incurred expenses of approximately $.7 million for financial advisors and legal consultation.

The Company is engaged in negotiations to resolve certain issues raised be the former stockholders of Provider Partnerships, Inc. ("PPI"), a corporation acquired by the Company in August 1998. PPI is a company engaged in providing consulting services to hospitals, and it also provided certain assets that were developed by the Company into its HealthCareReportCards.com web site. It is currently contemplated by the Company that an arrangement will be reached with the PPI stockholders that will involve, among other things, the following:

     o The formation of a new company that will own the HealthCareReportCards.com web site and one or more additional health care rating web sites. The new company will be a majority-owned subsidiary of the Company, and the former PPI shareholders will have a minority shareholder interest in the company;

     o The former PPI shareholders will return the 420,000 shares of Company common stock that they received in connection with the Company's acquisition of PPI;

     o The Company will return most of the assets of PPI to the former PPI shareholders; and

     o The PPI shareholders will become majority shareholders of the new company if SCN does not obtain $4 million in financing for the new company by December 31, 1999.

While the Company is optimistic that an agreement will be reached, it cannot assure that an agreement will be signed or that the terms of the agreement will not differ from those above.

Because of the dispute with the former PPI stockholders, the Company recorded an impairment loss in December 1998 of approximately $1.2 million on the intangible asset created with the acquisition of PPI. In addition, as a result of the proposed restructuring transaction, management of the Company performed a review of the carrying amount of its other long-lived assets, which resulted in an impairment loss of approximately $2.1 million during the fourth quarter of 1998.

Gain on sale of equity investment. In March 1998, the Company sold its entire interest in West Central Ohio Group, Ltd., an Ohio limited liability company, for a pre-tax gain of approximately $1.2 million.

Interest expense. During the twelve months ended December 31, 1998, the Company incurred interest expense of $3.7 million compared to $.9 million for the same period of 1997. This increase was primarily the result of additional borrowings under the Company's bank credit facility (the "Credit Facility"), which were made to fund the Company's affiliation transactions and to fund the Company's purchase of ancillary equipment for installation at affiliated practices.

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

YEAR ENDED DECEMBER 31, 1996

Prior to November 12, 1996, the Company had not entered into any service agreements and, consequently, generated no revenue. For the period from January 1, 1996 through October 31, 1996, the Company incurred a pre-tax loss of approximately $2.9 million, reflecting management salaries, business start-up expenses and travel, legal and accounting costs associated with its initial five affiliation transactions. For the period from November 1, 1996 through December 31, 1996, the Company generated net revenue, including reimbursement of clinic expenses, of approximately $4.4 million and pre-tax income of approximately $611,000. The income tax benefit reflected in the Company's statement of operations differs from amounts currently payable because certain revenue and expenses are reported differently in the statement of operations than they are for tax filing purposes. For the year ended December 31, 1996, the Company's effective tax rate was (22.2%). See "Liquidity and Capital Resources" below for additional information.

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


                                                Ten Months           Two Months           Twelve Months
                                                  Ended                Ended                  Ended
                                             October 31, 1996    December 31, 1996      December 31, 1996
                                             ----------------    -----------------      -----------------
 Revenue:
      Service fees                               $        --         $ 4,392,050         $ 4,392,050
      Other                                               --                  --                  --
                                                 -----------         -----------         -----------

                                                          --           4,392,050           4,392,050

 Costs and expenses:
      Clinic expenses                                     --           2,820,743           2,820,743
      General and administrative expenses          2,845,973             924,290           3,770,263
                                                 -----------         -----------         -----------

                                                   2,845,973           3,745,033           6,591,006

 Income (loss) from operations                    (2,845,973)            647,017          (2,198,956)
 Other:
      Interest income                                  6,070               5,800              11,870
      Interest expense                               (48,760)            (41,608)            (90,368)
                                                 -----------         -----------         -----------

 Income (loss) before income taxes               ($2,888,663)        $   611,209         $(2,277,454)
                                                 ===========         ===========         ===========

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, the Company incurred a loss from operations of approximately $91.9 million due primarily to an impairment charge related to its management service agreements, as more fully described above. Additionally, as of December 31, 1998, the Company had a working capital deficit of approximately $21.5 million and was not in compliance with certain of the financial ratio covenants required by the Company's Credit Facility. As a result of the non-compliance with certain financial ratio covenants, the Company is in default under the terms of the Credit Facility. In the event of default, the terms of the Credit Facility provide that the bank syndicate can immediately terminate its obligation to make further advances under the respective commitments and/or declare the Company's outstanding debt under the Credit Facility to be immediately due and payable. Accordingly, the total amount outstanding under the Credit Facility of approximately $52.9 million has been included in the Company's Consolidated Balance Sheet as a current liability at December 31, 1998. The bank syndicate notified the Company in December 1998 that it was suspending any further advances under the Credit Facility. The Company is currently negotiating with the bank syndicate to obtain a waiver of non-compliance with the financial ratio covenants and to revise the financial ratio covenants to bring the Company into compliance for the remaining term of the Credit Facility.

The issues described above raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to address these issues through a restructuring transaction involving ten of its affiliated practices, which is intended to substantially reduce the Company's outstanding debt and allow management to pursue the development of a health care rating internet site and of its ambulatory surgery center business. The proposed restructuring transaction, which is subject to approval by the Company's stockholders as well as the bank syndicate, is more fully described above, under "Restructuring." Additionally, management believes that the cash flow from operations will be sufficient to the fund the Company's operations at its current level for the next twelve months. However, the Company is incurring significant legal fees and other costs related to pending litigation with three of its affiliated practices. In addition, the Company is incurring significant legal fees and other costs related to the proposed restructuring. The Company anticipates that it will require additional funds to finance capital expenditures relating to expansion of its business. The Company expects that capital expenditures during 1999 will relate primarily to (i) the development of its surgery center business, (ii) expansion and replacement of medical and office equipment for the affiliated practices not restructuring, and (iii) the purchase of equipment to expand the Company's computer capabilities. The availability and terms of any financing will depend on market and other conditions. The Company cannot assure that sufficient funds will be available on terms acceptable to the Company, if at all.

During 1998, the Company's expenditures for property, plant and equipment were $9.1 million. These expenditures primarily related to purchase of magnetic resonance imaging units and other ancillary equipment items at the affiliated practices. The Company borrowed $20.3 million under the Credit Facility in 1998, primarily to fund the cash requirements of its practice affiliations ($12.4 million) and costs associated with the acquisition of PPI ($0.2 million), to finance ancillary equipment purchases ($5.3 million), and to fund cash shortages due to two affiliated practices diverting accounts receivable cash receipts inappropriately during the fourth quarter of 1998 ($2.4 million), the Company is currently in litigation with those practices.

Pursuant to the Service Agreements with the Affiliated Practices, the Company purchases, subject to adjustment, the accounts receivable of the Affiliated Practices monthly.

The purchase price for such accounts receivable generally equals the gross amounts of the accounts receivable recorded each month, less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the practice's historical collection experience, as determined by the Company. However, the Company and certain Affiliated Practices are currently making periodic adjustments so that amounts paid by the Company for the accounts receivable are adjusted upwards or downwards based on the Company's actual collection experience. The Company expects to use working capital to fund its obligation to purchase, subject to adjustment, the accounts receivable on an ongoing basis. No adjustments are made to reflect financing costs related to the carrying of such receivables by the Company.


YEAR 2000

The Year 2000 (Y2K) issue is a result of a global programming standard that records dates as six digits (i.e. MM/DD/YY), using only the last two digits for the year. Any software application or hardware product that uses two-digit fields could interpret the year 2000 as the year 1900. Systems that do not properly recognize the correct year could generate erroneous data or cause a system to fail, resulting in business interruption. This situation is not limited to computers; it has the potential to affect many systems, components, and devices, which have embedded computer chips that may be date sensitive.

We are coordinating our efforts to address the Y2K issue with our affiliated practices, third-party payors, and vendors. We cannot assure that the systems of other companies on which our systems rely will be timely converted. A failure to convert by another company or a conversion that is incompatible with our systems could have a material adverse effect on us.

In 1997, we established a Y2K Coordinator to oversee all corporate-wide Y2K initiatives. These initiatives encompass all of our computer software and embedded systems. Teams of internal and external specialists were established to inventory and test critical computer programs and automated operational systems. Additionally, a detailed project plan has been created that outlines all activities related to the Y2K issue. Generally speaking, the project involves three areas: Corporate Headquarters, Affiliated Practices and Third-party Payors.

Corporate Headquarters: Because we began operations in 1996, most of our corporate computer hardware is relatively new. Additionally, most of the software applications are "off the shelf", resulting in few internal software modifications. In the prior six-month period, all significant internal applications have been reviewed and updated. We currently anticipate that all remaining internal applications will be Y2K compliant by the end of the second quarter of 1999. Total costs incurred by us to modify the software used at the corporate office were not material.

Affiliated Practices: We have assessed the status of the computer systems at our affiliated practices. Based on the results of this assessment, we have determined that the majority of our affiliated practices' systems are Y2K compliant. The remaining practices are currently upgrading their systems or are in the testing phase. Based upon our review, and discussion with our affiliated practices, we expect all remaining affiliated practices to be compliant by the end of the second quarter of 1999. All costs to modify systems to become Y2K compliant have been and will be borne by the affiliated practices.

Third-Party Payors: Although our affiliated practices' internal systems are expected to be compliant by the end of the second quarter of 1999, our affiliated practices also have important relationships with third party payors and managed care organizations. We have been reviewing with these major payors and managed care organizations the status of their Y2K readiness. Most of our major payors are large insurance carriers and government agencies. Based on discussions with some of our affiliated practices, many of the major third-party payors are either compliant or are in the testing phase at this time. However, we also understand there are some government payors, such as Medicare, that are not yet Y2K compliant. Any failure by one of our significant third-party payors to fully address all Y2K issues could have a material adverse effect on us.

Although we believe we are addressing all significant Y2K issues which could affect us, we have few alternatives available, other than reversion to manual methods, in order to avoid the effects of not establishing Y2K readiness. As a result, if any significant issues arise with our corporate headquarters, our practices or third-party payors, we could incur significant additional costs to correct the problem. There can be no assurance that any remediation plan will address all the problems that may arise. For the Y2K non-compliance issues identified to date, the cost to upgrade or prepare for Y2K is not expected to have a material impact on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Because we are in default under our Credit Facility, amounts outstanding under the Credit Facility bear interest at the prime lending rate plus 0.5%. As a result, this debt is subject to fluctuations in the market which affect the prime rate.

Item 8. Financial Statements and Supplementary Data

See pages F-1 through F-48 and page S-1 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

This information (other than the information relating to executive officers included in Part I) will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in a amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

Item 11. Executive Compensation

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in a amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

Item 13. Certain Relationships and Related Transactions

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in a amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) 1. Financial Statements.

       The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page S-1 are filed as part of this Form 10-K.

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

Exhibit
Number                  Description
------                  -----------
     2.1  Restructure Agreement by and Among Specialty Care Network, Inc.,
          Medical Rehabilitation Specialists II, P.A. and Kirk J. Mauro, M.D.
          dated as of December 31, 1998.

     2.11 Management Services Agreement by and Among Specialty Care Network,
          Inc., Medical Rehabilitation Specialists II, P.A., and Kirk J. Mauro,
          M.D. dated as of January 1, 1999.

     2.2  Restructure Agreement by and Among Specialty Care Network, Inc.,
          Greater Chesapeake Orthopaedic Associates, L.L.C., Paul L. Asdourian,
          M.D., Frank R. Ebert, M.D., Leslie S. Matthews, M.D., Stewart D.
          Miller, M.D., Mark S. Meyerson, M.D., John B. O'Donnell, M.D. and Lew
          C. Schon, M.D., dated as of December 31, 1998.

     2.21 Management Services Agreement by and Among Specialty Care Network,
          Inc., Greater Chesapeake Orthopaedic Associates, L.L.C., Paul L.
          Asdourian, M.D., Frank R. Ebert, M.D., Leslie S. Matthews, M.D.,
          Stewart D. Miller, M.D., Mark S. Meyerson, M.D., John B. O'Donnell,
          M.D. and Lew C. Schon, M.D., dated as of January 1, 1999.

     2.3  Restructure Agreement by and Among Specialty Care Network, Inc., Vero
          Orthopaedics II, P.A., James L. Cain, M.D., David W. Griffin, M.D.,
          George K. Nichols, M.D. and Peter G. Wernicki, M.D. dated as of
          December 31, 1998.

     2.31 Management Services Agreement by and Among Specialty Care Network,
          Inc., Vero Orthopaedics II, P.A., James L. Cain, M.D., David W.
          Griffin, M.D., George K. Nichols, M.D. and Peter G. Wernicki, M.D.
          dated as of January 1, 1999.

     2.4  Restructure Agreement by and Among Specialty Care Network, Inc.,
          Orlin & Cohen Orthopedic Associates, LLP, Harvey Orlin, M.D., Isaac
          Cohen, M.D., John M. Feder, M.D., Gregory Lieberman, M.D., Sebastian
          Lattuga, M.D., Harvey Orlin, M.D., P.C. and Rockville Centre
          Arthroscopic Associates, P.C. dated as of December 31, 1998.

     2.41 Management Services Agreement by and Among Specialty Care Network,
          Inc., Orlin & Cohen Orthopedic Associates, LLP, Harvey Orlin, M.D.,
          Isaac Cohen, M.D., John M. Feder, M.D., Gregory Lieberman, M.D.,
          Sebastian Lattuga, M.D., Harvey Orlin, M.D., P.C. and Rockville
          Centre Arthroscopic Associates, P.C. dated as of January 1, 1999.

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-17627))

     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No.
          333-17627))

    10.1+ 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10 to the Company's June 30, 1998 Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1998.)

     10.2 Second Amended and Restated Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc., SCN of Princeton, Inc., NationsBank of Tennessee N.A., AmSouth Bank,
          Banque Paribas, Key Corporate Capital Inc. and NationsBank of
          Tennessee, N.A., as Agent (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997)

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

  10.6.1+ Amendment to Employment Agreement between Specialty Care Network,
          Inc. and D. Paul Davis dated December 5, 1997. (incorporated by reference to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

    10.7+ Employment Agreement dated as of March 1, 1996 by and between Specialty Care Network, Inc. and David Hicks (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 333-17627))

  10.7.1+ Amendment to Employment Agreement between Specialty Care Network,
          Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)


     21   Subsidiaries of the registrant.

     23   Consent of Ernst & Young LLP.

     27.1 Financial Data Schedule for the year ended December 31, 1998.



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

                          SPECIALTY CARE NETWORK, INC.

Date: April 6, 1999                     By /s/ Kerry R. Hicks
                                           -------------------------------------
                                           Kerry R. Hicks
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    Name                                            Title                                     Date
                    ----                                            -----                                     ----
/s/ Kerry R. Hicks                               President and Chief Executive Officer                    April 6, 1999
-----------------------------------------        (Principal Executive Officer)
Kerry R. Hicks


/s/ Patrick M. Jaeckle                           Executive Vice President - Development                   April 6, 1999
-----------------------------------------
Patrick M. Jaeckle


/s/ D. Paul Davis                                Senior Vice President - Finance                          April 6, 1999
-----------------------------------------       (Chief Financial Officer)
D. Paul Davis


/s/ Peter H. Cheesbrough                         Director                                                 April 6, 1999
-----------------------------------------
Peter H. Cheesbrough


/s/ Richard E. Fleming, Jr.                      Director                                                 April 6, 1999
-----------------------------------------
Richard E. Fleming, Jr., M.D.


/s/ Leslie S. Matthews                           Director                                                 April 6, 1999
-----------------------------------------
Leslie S. Matthews, M.D.


/s/ Mats Wahlstrom                               Director                                                 April 6, 1999
-----------------------------------------
Mats Wahlstrom

                          INDEX TO FINANCIAL STATEMENTS






SPECIALTY CARE NETWORK, INC. AND SUBSIDIARIES:
    Report of Independent Auditors .............................................F-1
    Consolidated Balance Sheets ................................................F-3
    Consolidated Statements of Operations.......................................F-5
    Consolidated Statements of Stockholders' Equity ............................F-6
    Consolidated Statements of Cash Flows ......................................F-7
    Notes to Consolidated Financial Statements .................................F-9

                         Report of Independent Auditors

Board of Directors and Stockholders
Specialty Care Network, Inc.

We have audited the accompanying consolidated balance sheets of Specialty Care Network, Inc. and subsidiaries (collectively the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Specialty Care Network, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 2, the Company has incurred a significant operating loss related to the restructuring and impairment of its affiliated physician practice arrangements, has a working capital deficit and is in technical violation of certain financial covenants in its bank credit facility. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

                                                  /s/ ERNST & YOUNG LLP
                                                  ---------------------
                                                    Ernst & Young LLP

Denver, Colorado
March 26, 1999

                  Specialty Care Network, Inc. and Subsidiaries

                           Consolidated Balance Sheets




                                                                DECEMBER 31
                                                           1998           1997
                                                        ------------   ------------
ASSETS
Cash and cash equivalents                               $  1,418,201   $  3,444,517
Accounts receivable, net                                  22,281,471     25,957,367
Due from affiliated practices in litigation, net           4,747,940           --
Receivables from sales of affiliated practices assets
   and execution of new service agreements                 7,953,068           --
Loans to physician stockholders                              521,355        914,737
Prepaid expenses, inventories and other                    1,500,382        796,903
Prepaid and recoverable income taxes                       4,258,102           --
                                                        ------------   ------------
Total current assets                                      42,680,519     31,113,524

Property and equipment, net                               11,050,365      5,276,219
Intangible assets, net of accumulated amortization of
   $64,241 and $189,485 in 1998 and 1997,
   respectively                                              134,319      1,137,808
Management service agreements, net of accumulated
    amortization of $4,350,647 and $1,210,391 in
    1998 and 1997, respectively
                                                          13,153,048    100,732,431
Advances to affiliates and other                             944,520        922,022
Other assets                                               2,216,507      1,119,646



                                                        ------------   ------------
Total assets                                            $ 70,179,278   $140,301,650
                                                        ============   ============

                                                                    DECEMBER 31
                                                              1998            1997
                                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of capital lease obligations              $    244,446    $    263,007
Accounts payable                                               785,649         701,087
Accrued payroll, incentive compensation and related
   expenses                                                  2,453,653       2,014,573
Accrued expenses                                             2,730,069       1,507,382
Line-of-credit                                              52,925,000            --
Income taxes payable                                              --           944,632
Due to affiliated practices                                  3,326,014       2,885,602
Deferred income taxes                                        1,083,178         872,855
Convertible debentures                                         589,615            --
                                                          ------------    ------------
Total current liabilities                                   64,137,624       9,189,138

Line-of-credit                                                    --        33,000,000
Capital lease obligations, less current portion                680,152         885,141
Deferred income taxes                                             --        32,115,476
                                                          ------------    ------------
Total liabilities                                           64,817,776      75,189,755

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding           --              --
   Common stock, $0.001 par value, 50,000,000
     shares authorized, and 18,618,873 and
     17,703,293 shares issued and outstanding in 1998
     and 1997, respectively                                     18,619          17,703
   Additional paid-in capital                               66,993,627      60,995,177
   (Accumulated deficit) retained earnings                 (57,687,071)      4,099,015
   Treasury stock                                           (3,963,673)           --
                                                          ------------    ------------
Total stockholders' equity                                   5,361,502      65,111,895
                                                          ============    ============
Total liabilities and stockholders' equity                $ 70,179,278    $140,301,650
                                                          ============    ============


See accompanying notes to consolidated financial statements.

                  Specialty Care Network, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996



                                              1998             1997             1996
                                          -------------    -------------    -------------
Revenue:
   Service fees                           $  76,649,778    $  45,966,531    $   4,392,050
   Other                                      2,531,524        3,689,390             --
                                          -------------    -------------    -------------
                                             79,181,302       49,655,921        4,392,050
                                          -------------    -------------    -------------
Costs and expenses:
   Clinic expenses                           55,188,411       31,644,618        2,820,743
   General and administrative                14,468,537        7,861,015        3,770,263
   Impairment loss on service
     agreements                              94,582,227             --               --
   Litigation and other costs                 3,564,392             --               --
   Impairment loss on intangible assets
     and other long-lived assets              3,316,651             --               --
                                          -------------    -------------    -------------
                                            171,120,218       39,505,633        6,591,006
                                          -------------    -------------    -------------
(Loss) income from operations               (91,938,916)      10,150,288       (2,198,956)
Other:
   Gain on sale of equity investment          1,240,078             --               --
   Interest income                              187,450          536,180           11,870
   Interest expense                          (3,741,089)        (942,144)         (90,368)
                                          -------------    -------------    -------------
(Loss) income before income taxes           (94,252,477)       9,744,324       (2,277,454)
Income tax benefit (expense)                 32,466,391       (3,873,926)         506,071
                                          =============    =============    =============
Net (loss) income                         $ (61,786,086)   $   5,870,398    $  (1,771,383)
                                          =============    =============    =============

Net (loss) income per common share
   (basic)                                $       (3.39)   $        0.38    $       (0.16)
                                          =============    =============    =============

Weighted average number of common
   shares used in computation (basic)        18,237,827       15,559,368       11,422,387
                                          =============    =============    =============

Net (loss) income per common
   share (diluted)                        $       (3.39)   $        0.37    $       (0.14)
                                          =============    =============    =============

Weighted average number of common
   shares and common share equivalents
   used in computation (diluted)             18,237,827       16,071,153       12,454,477
                                          =============    =============    =============


See accompanying notes to consolidated financial statements.

                  Specialty Care Network, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996


                                             COMMON STOCK                            (ACCUMULATED
                                           $0.001 PAR VALUE           ADDITIONAL       DEFICIT)
                                     ----------------------------      PAID-IN        RETAINED       TREASURY
                                        SHARES          AMOUNT         CAPITAL        EARNINGS        STOCK           TOTAL
                                     ------------    ------------    ------------    ------------  ------------    ------------
Balances at January 1, 1996            1,690,000    $      1,690    $       --      $       --     $       --      $      1,690
Purchase and retirement of
     common stock in connection
     with a severance agreement         (425,000)           (425)           --              --             --              (425)
Shares issued to one of the
     affiliated practices                100,000             100         299,900            --             --           300,000
Convertible debt and accrued
     interest thereon converted to
     common shares                     2,020,900           2,021       2,220,018            --             --         2,222,039
Shares issued in connection
     with the acquisitions of
     net assets of affiliated
     practices                         7,659,115           7,659       5,483,159            --             --         5,490,818
Dividends paid to physician
     owners as promoters                    --              --        (1,537,872)           --             --        (1,537,872)
Net loss                                    --              --              --        (1,771,383)          --        (1,771,383)
                                    ------------    ------------    ------------    ------------  ------------    ------------
Balances at December 31, 1996         11,045,015          11,045       6,465,205      (1,771,383)          --         4,704,867
Shares issued in connection with
  an initial public offering of
  common stock, including the
  underwriters' overallotment          3,208,338           3,208      22,188,283            --             --        22,191,491
Shares and other equity
  instruments issued in
  connection with the
  acquisitions of net assets of
  affiliated practices                 3,222,891           3,223      31,147,368            --             --        31,150,591
Exercise of employee stock options       227,049             227         265,160            --             --           265,387
Tax benefit related to employee
  stock options                             --              --           717,140            --             --           717,140
Non-cash compensation expense
  related to employee stock
  options                                   --              --           212,021            --             --           212,021
Net income                                  --              --              --         5,870,398           --         5,870,398
                                    ------------    ------------    ------------    ------------  ------------    ------------
Balances at December 31, 1997         17,703,293          17,703      60,995,177       4,099,015           --        65,111,895
Shares and other equity
  instruments issued in
  connection with the
  acquisitions of net assets of
  affiliated practices and
  Provider Partnerships, Inc.            879,480             880       5,561,101            --             --         5,561,981
Exercise of employee stock options        36,100              36         231,314            --             --           231,350
2,237,644 shares acquired as
  treasury stock                            --              --              --              --       (3,963,673)     (3,963,673)
Tax benefit related to employee
  stock options                             --              --            86,863            --             --            86,863
Non-cash compensation expense
  related to employee stock                 --              --           119,172            --             --           119,172
  options
Net loss                                    --              --              --       (61,786,086)          --       (61,786,086)
                                     ------------    ------------    ------------    ------------  ------------    ------------
Balances at December 31, 1998          18,618,873    $     18,619    $ 66,993,627    $(57,687,071) $ (3,963,673)   $  5,361,502
                                     ============    ============    ============    ============  ============    ============



See accompanying notes to consolidated financial statements.

                  Specialty Care Network, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996


                                                              1998            1997            1996
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES
Net (loss) income                                         $(61,786,086)   $  5,870,398    $ (1,771,383)
Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
     Non-cash compensation expense related to
       employee stock options                                  119,172         212,021            --
     Depreciation expense                                    2,227,101         965,492         136,216
     Amortization expense                                    4,374,607       1,377,746          22,130
     Gain on sale of equity investment                      (1,240,078)           --              --
     Impairment loss on service agreements, non-cash        94,582,227            --              --
     Impairment loss on intangible assets and
       other long-lived assets, non-cash                     3,316,651            --              --
     Litigation and other costs, non-cash                    3,431,734            --              --
     Interest on convertible debentures                           --              --            52,039
     Deferred income tax benefit                           (31,520,026)     (1,279,497)     (1,735,346)
     Changes in operating assets and liabilities, net
       of the effects of the non-cash acquisitions of
       net assets of affiliated physician practices and
       Provider Partnerships, Inc., and sale of assets
       and execution of new service agreements:
         Accounts receivable, net                           (9,092,730)     (9,313,152)     (2,066,190)
         Prepaid expenses and other assets                  (1,265,926)     (1,572,849)       (204,911)
         Prepaid and recoverable income taxes               (4,170,177)           --              --
         Accounts payable                                      223,450         (88,566)         49,764
         Accrued payroll, incentive compensation
           and related expenses                                735,390         876,369         982,982
         Accrued expenses                                    1,196,577      (1,083,330)        850,035
         Income taxes payable                                 (944,632)        432,497       1,229,275
         Due to affiliated physician practices, net            734,676       1,798,545       1,087,057
                                                          ------------    ------------    ------------
Net cash provided by (used in) operating activities            921,930      (1,804,326)     (1,368,332)

INVESTING ACTIVITIES
Purchases of property and equipment                         (9,141,785)     (1,568,795)       (354,595)
Proceeds from the sale of equity investment                  1,075,000            --              --
Repayments of advances to affiliates and
   notes receivable                                          1,022,621            --              --
Increases in intangible assets                                (116,048)     (1,111,257)       (186,452)
Equity investment and related advances                      (1,753,742)       (922,022)           --
Acquisitions of physician practices and Provider
   Partnerships, Inc., net of cash acquired                (12,636,948)    (44,452,105)           --
                                                          ------------    ------------    ------------
Net cash used in investing activities                      (21,550,902)    (48,054,179)       (541,047)

                  Specialty Care Network, Inc. and Subsidiaries

                                                                        1998             1997             1996
                                                                    -------------    -------------    -------------
FINANCING ACTIVITIES
Proceeds from initial public offering, net of
   period offering costs                                            $        --      $  22,939,338    $        --
Proceeds from line-of-credit agreement                                 20,325,000       35,500,000        4,177,681
Proceeds from convertible debentures                                         --               --          2,170,000
Principal repayments on line-of-credit agreement                         (400,000)      (6,677,681)            --
Principal repayments on capital lease obligations                        (221,757)        (229,711)         (33,422)
Retirement of common stock                                                   --               --               (425)
Purchases of treasury stock                                              (921,491)            --               --
Capital contribution from one physician practice                             --               --            300,000
Prepaid offering costs                                                       --               --           (747,847)
Dividends paid to promoters                                                  --               --         (1,537,872)
Exercise of employee stock options                                        231,350          265,387             --
Advances from officers and stockholders                                      --               --             (9,410)
Principal payments from loans to physician
   stockholders                                                            78,427        1,026,419             --
Loans to physician stockholders                                          (488,873)        (964,737)        (976,419)
                                                                    -------------    -------------    -------------
Net cash provided by financing activities                              18,602,656       51,859,015        3,342,286
                                                                    -------------    -------------    -------------

Net (decrease) increase in cash and
   cash equivalents                                                    (2,026,316)       2,000,510        1,432,907
Cash and cash equivalents at beginning of period                        3,444,517        1,444,007           11,100
                                                                    =============    =============    =============
Cash and cash equivalents at end of period                          $   1,418,201    $   3,444,517    $   1,444,007
                                                                    =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                       $   3,509,592    $     910,000    $      38,329
                                                                    =============    =============    =============
Income taxes paid                                                   $   4,169,506    $   4,720,926    $        --
                                                                    =============    =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Effects of the acquisitions of net assets of
     affiliated physician practices:
       Assets acquired                                              $  23,196,873    $ 110,952,707    $  10,761,466
       Liabilities assumed                                               (294,042)      (2,429,726)      (2,187,759)
       Income tax liabilities assumed                                        --        (32,920,285)      (3,082,889)
       Convertible note payable issued                                 (6,044,054)            --               --
       Less: Cash paid for acquisitions                               (12,400,360)     (44,452,105)            --
                                                                    -------------    -------------    -------------
                                                                    $   4,458,417    $  31,150,591    $   5,490,818
                                                                    =============    =============    =============
   Realized loss on four affiliated practice
     restructurings in 1998:
       Assets disposed of                                           $  29,909,279    $        --      $        --
       Liabilities transferred                                         (1,361,040)            --               --
       Convertible debentures payable forgiven                         (5,454,439)            --               --
       Treasury stock acquired                                         (2,656,199)            --               --
       Less: Receivable from affiliated practices                      (7,953,068)            --               --
                                                                    -------------    -------------    -------------
   Pretax impairment loss on four restructurings closed in 1998     $  12,484,533    $        --      $        --
                                                                    =============    =============    =============

Conversion of convertible debentures and accrued
   interest thereon into common stock                               $        --      $        --      $   2,222,039
                                                                    =============    =============    =============


See accompanying notes to consolidated financial statements.

                  Specialty Care Network, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998


1. DESCRIPTION OF BUSINESS

Specialty Care Network, Inc. and subsidiaries (collectively the "Company") is a health care management services company that provides practice management services to physicians. Commencing on November 12, 1996, the Company began providing comprehensive management services under long-term management service agreements with five physician practices in various states.

The Company provides practice management services to physicians in practices that focus on musculoskeletal care. Healthcare Report Cards, Inc., ("HRCI") was formed in September 1998 as a wholly-owned subsidiary of the Company. In November 1998, HRCI launched an Internet web site, HealthcareReportCards.com((TM)), that rates the quality of outcomes at various hospitals for several medical procedures. In addition, in December 1998, Ambulatory Services, Inc., ("ASI") was formed as a wholly-owned subsidiary of the Company. ASI was formed to engage in the development and management of freestanding and in-office ambulatory surgery centers.

The Company's wholly-owned subsidiary, Provider Partnerships, Inc. ("PPI"), provides consulting services to hospitals to increase their operating performance, with a specific focus on the cardiac area. However, the Company is currently involved in a dispute with the principals of PPI. Management of the Company is exploring alternatives to terminate its relationship with PPI. (See
Note 12 for further discussion regarding the Company's acquisition of PPI and
Note 2 for discussion of the dispute with the principals of PPI.)

2. BASIS OF PRESENTATION AND RESTRUCTURING

For the year ended December 31, 1998, the Company incurred a loss from operations of approximately $91.9 million due primarily to an impairment charge related to its management service agreements, as more fully described below. Additionally, as of December 31, 1998, the Company had a working capital deficit of approximately $21.5 million and was not in compliance with certain of the financial ratio covenants required by the Company's Credit Facility. As a result of the non-compliance with certain financial ratio covenants, the Company is in default under the terms of the Credit Facility. In the event of default, the terms of the Credit Facility provide that the bank syndicate can immediately terminate its obligation to make further advances under the respective commitments and/or declare the Company's outstanding debt under the Credit Facility to be immediately due and payable. Accordingly, the total amount outstanding under the Credit Facility of approximately $52.9 million has been included in the Company's Consolidated Balance Sheet as a current liability at December 31, 1998. The bank

                  Specialty Care Network, Inc. and Subsidiaries

2. BASIS OF PRESENTATION AND RESTRUCTURING (CONTINUED)

syndicate notified the Company in December 1998 that it was suspending any further advances under the Credit Facility. The Company is currently negotiating with the bank syndicate to revise the financial ratio covenants to bring the Company into compliance for the remaining term of the Credit Facility. (See Note 6 for further discussion of the Company's Credit Facility).

The issues described above raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company intends to address these issues through a restructuring transaction involving ten of its affiliated practices, which is intended to substantially reduce the Company's outstanding debt and allow management to pursue the development of HRCI's health care rating internet site and pursue the development of ambulatory surgery centers through the Company's wholly-owned subsidiary, ASI. The proposed restructuring transaction, which is subject to approval by the Company's stockholders as well as the bank syndicate, is more fully described below. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

RESTRUCTURING

In March 1999, the Company entered into restructuring agreements with ten of its affiliated practices. The agreements:

      o Provide for the repurchase by affiliated physicians or affiliated practices of practice assets and for new management service arrangements in exchange for cash and/or common stock;

      o Limit management services provided to the affiliated practices by the Company under its management services arrangements;

      o Reduce the term of the Company's service agreements with the affiliated practices; and

      o  Lower service fees paid to the Company by the affiliated practices.

                  Specialty Care Network, Inc. and Subsidiaries

2. BASIS OF PRESENTATION AND RESTRUCTURING (CONTINUED)

The purchase price paid to the Company will consist of payments for the book value of the assets to be purchased by the practices, less the practice liabilities as of the closing date of the transaction and payments for the execution of a new management services agreement to replace the existing service agreement. If the restructuring transaction is consummated, the Company expects to reacquire 3,786,957 shares of its common stock and have the ability to reduce its outstanding indebtedness by approximately $17.6 million including $0.6 million through cancellation of an outstanding convertible debenture. (See Note 11, Physician Practice Net Asset Acquisitions and Service Agreements, New Management Service Agreement Discussion, for further discussion of the new management service agreements).

Modification of Arrangements With Four Practices

Near the end of 1998, the Company entered into transactions with four of its affiliated practices. In these transactions, the Company sold to each of the practices accounts receivable, fixed assets and certain other assets relating to the respective practices and replaced the original service agreements with new agreements. Under the new agreements, which terminate at certain dates between November 2001 and March 2003, the Company provides substantially reduced services to the practices, and the practices pay significantly reduced service fees. These transactions were closed effective December 31, 1998. As a result of the completion of these four transactions, the Company reacquired 2,124,959 shares of its common stock and reduced its outstanding indebtedness at December 31, 1998 by approximately $5.5 million through the cancellation of a convertible note with one of the affiliated practices. Additionally, in 1999, the Company used additional proceeds from these four transactions to reduce the amount outstanding under its Credit Facility by approximately $8.5 million.

IMPAIRMENT LOSSES, LITIGATION AND OTHER COSTS

Impairment Loss on Management Service Agreements

In light of the pending restructuring transaction, as well as numerous other factors in the physician practice management industry in general, during the fourth quarter of 1998, management of the Company undertook an evaluation of the carrying amount of its management service agreements pursuant to the provisions of Statement of Financial

                  Specialty Care Network, Inc. and Subsidiaries

2. BASIS OF PRESENTATION AND RESTRUCTURING (CONTINUED)

Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. As a result of this evaluation, the Company recorded an impairment loss on its management service agreements of approximately $94.6 million in December 1998. This impairment loss consisted of approximately $12.5 million related to the management service agreements on the four transactions which closed effective December 31, 1998, approximately $53.6 million related to the management service agreements for practices which have entered into restructuring agreements pending stockholder and bank syndicate approval, approximately $9.0 million related to the management service agreements for practices which are currently involved in litigation with the Company and approximately $19.5 million related to the management service agreements for practices which are maintaining their long-term agreements with the Company. (See Note 13 for further discussion of legal proceedings involving the Company's Affiliated Practices).

Litigation And Other Costs

The Company is currently involved in disputes with TOC Specialists, P.L., The Specialists Orthopaedic Medical Corporation and 3B Orthopaedics, P.C., which are affiliated practices of the Company. (See Note 13 for further discussion related to these legal proceedings). As a result of these disputes, the Company has recorded a charge of approximately $2.7 million to reserve for service fees recorded for these practices, which to date have not been paid. In addition, as of December 31, 1998, the Company had incurred approximately $0.2 million in legal fees directly related to these disputes.

In connection with the proposed restructuring transaction described above, the Company has also incurred expenses of approximately $0.7 million for financial advisors and legal consultation.

Impairment loss on Intangible Assets And Other Long-Lived Assets

The Company is engaged in negotiations to resolve certain issues raised by the former stockholders of Provider Partnerships, Inc. ("PPI"), a corporation acquired by the Company in August 1998. PPI is a company engaged in providing consulting services to hospitals, and it also provided certain assets that were developed by the Company into its HealthCareReportCards.com web site.

                  Specialty Care Network, Inc. and Subsidiaries

2. BASIS OF PRESENTATION AND RESTRUCTURING (CONTINUED)

It is currently contemplated by the Company that an arrangement will be reached with the PPI stockholders that will involve, among other things, the following:

      o The formation of a new company that will own the HealthCareReportCards.com web site and one or more additional health care rating web sites. The new company will be a majority owned subsidiary of the Company, and the former PPI shareholders will have a minority shareholder interest in the company;

      o The former PPI stockholders will return the 420,000 shares of Company common stock that they received in connection with the Company's acquisition of PPI;

      o The Company will return most of the assets of PPI to the former PPI stockholders; and

      o The PPI stockholders will become majority shareholders of the new company if the Company does not obtain $4 million in financing for the new company by December 31, 1999.

Because of this dispute, the Company recorded an impairment loss in December 1998 of approximately $1.2 million on the intangible asset created with the acquisition of PPI.

Additionally, as a result of the proposed restructuring transaction, management of the Company performed a review of the carrying amount of its other long-lived assets, which resulted in an impairment loss of approximately $2.1 million during the fourth quarter of 1998.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Specialty Care Network, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and does not have an ownership interest in excess of 50%.

                  Specialty Care Network, Inc. and Subsidiaries

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF ACQUISITION ACCOUNTING AND CHANGE IN ACCOUNTING ESTIMATE

The accompanying financial statements give effect to the acquisitions of substantially all of the assets of five physician practices on November 12, 1996, through an asset purchases, a share exchange and mergers, at their historical cost basis in accordance with the accounting treatment prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 48, Transfers of Nonmonetary Assets by Promoters or Shareholders. In connection with all subsequent affiliations with physician practices, a substantial portion of the consideration paid to the physician owners of the practice is restricted securities and cash, and is allocated to the management service agreement (the "Service Agreements"). Hereinafter, all physician practices that have affiliated with the Company, including the initial five physician practices, are referred to collectively as the "Affiliated Practices." The Company also recognizes the income tax effects of temporary differences related to all identifiable acquisition intangible assets, including the Service Agreements.

Beginning June 1, 1998, the Company reduced the amortizable lives of its long-term management service agreements to a range of 5 to 30 years by assigning specific lives to each management service agreement based on factors such as practice market share, length of operating history and other factors. Previously, the Company amortized such service agreements over the term of the underlying agreements, which is generally forty years. This action was taken in response to viewpoints expressed by the Securities and Exchange Commission regarding the amortization periods used by the physician practice management industry. The change in accounting estimate resulted in additional amortization expense of approximately $870,000 for the period June 1, 1998 through December 31, 1998, or $0.03 per common share for the year ended December 31, 1998 after consideration of the related income tax effect.

In addition, as a result of the Company's evaluation of the carrying amount of its management service agreements (as more fully described in Note 2), effective January 1, 1999, the Company reduced the estimated useful lives of its management service agreements to lives ranging from 3 to 5 years.

                  Specialty Care Network, Inc. and Subsidiaries

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Service fee revenue is recognized based upon the contractual arrangements of the underlying long-term Service Agreements between the Company and the Affiliated Practices. The five largest Affiliated Practices represent 48%, 39%, and 100%, of total management service fee revenue for the years ended December 31, 1998, 1997 and 1996, respectively. See Note 11 for further discussion of such contractual arrangements, including certain guaranteed minimum management fees.

Other revenue consists primarily of business evaluation fees, recoveries of bad debts and other miscellaneous income. Accounts receivable represents amounts due from patients and other independent third parties for medical services provided by the Affiliated Practices and management fee revenue earned by the Company. Under the Service Agreements, each Affiliated Practice agrees to sell and assign to the Company, and the Company agrees to buy, all of the Affiliated Practices' accounts receivable each month during the existence of the Service Agreement. The purchase price for such accounts receivable generally equals the gross amounts of the accounts receivable each month less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the Affiliated Practice's historical collection rate, as determined by the Company. However, the Company and certain of the Affiliated Practices are currently making periodic adjustments so that amounts paid by the Company for the accounts receivable are adjusted upwards or downwards based on the Company's actual collection experience. The Company generally bears the collection risk with respect to accounts receivable acquired in connection with an affiliation transaction.

EARNINGS PER SHARE

In 1997, Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), Earnings Per Share, was issued. SFAS No. 128 replaced the calculation of primary and

                  Specialty Care Network, Inc. and Subsidiaries

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous method of reporting earnings per share. All earnings per share amounts for all periods have been presented in conformity with SFAS No. 128 requirements.

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

                Computer equipment and software                    3-5 years
                Furniture and fixtures                             5-7 years
                Leasehold improvements                               5 years

INTANGIBLE ASSETS

Intangible assets, which are stated at cost, primarily consist of deferred debt issuance costs of $1,297,709 at December 31, 1997, that were being amortized on a straight-line basis over a three-year period. In connection with the circumstances described in Note 6, the Company recognized an impairment loss related to its debt issuance costs in the fourth quarter of 1998 for the unamortized balance remaining at December 31, 1998.

Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of long-lived assets, including management service

                  Specialty Care Network, Inc. and Subsidiaries

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

agreements and goodwill, is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, the carrying value of such assets are reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; an historic or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair market value of some or all of the assets.

The Company reviews its long-lived assets separately for each physician practice because the cash flows and operations of each individual physician practice are largely independent of each other and of other aspects of the Company's business. Intangible and other long-lived assets are allocated to each physician practice based on the specific identification methodology. During the years ended December 31, 1997 and 1996, no impairment charges were recognized by the Company. However, during the fourth quarter of 1998, based on the circumstances described in Note 2, the Company recorded impairment losses of approximately $94.6 million on its service agreements, $1.2 million on the intangible asset created with the acquisition of PPI and $2.1 million on its other long-lived assets, including deferred debt issuance costs.

The evaluation of the recoverability of long-lived assets, including management service agreements and goodwill, is significantly affected by estimates of future cash flows from each of the Company's market areas and individual physician practices. If future estimates of cash flows from operations decrease, the Company may be required to further write down its long-lived assets. Any such write-down could have a material adverse effect on the Company's financial position and results of operations.

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

                  Specialty Care Network, Inc. and Subsidiaries

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, was issued in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (e.g., revenue, expenses, gains, losses, etc.) in a full set of general purpose financial statements. This new accounting pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 was effective for the Company's year ended December 31, 1998; however, as the Company currently has no comprehensive income items, there was no impact on the Company's financial statement presentation. If the Company has items of comprehensive income in future periods, these items will be reported and displayed in accordance with SFAS No. 130.

OPERATING SEGMENTS

During 1998, the Company adopted Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131") which requires reporting of summarized financial results for operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluates performance based on three different operating segments: physician practice management, internet services, and the development and management of ambulatory service centers. For 1998, 1997 and 1996, physician practice management was the only significant operating segment.

                  Specialty Care Network, Inc. and Subsidiaries

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FUTURE ACCOUNTING PRONOUNCEMENTS

Accounting For Derivative Instruments And Hedging Activities

In June 1998, Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 requires the recording all derivative instruments as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and, therefore, the Company will adopt the new requirement effective January 1, 2000. Management has not completed its review of SFAS No. 133 and has not yet determined the impact on its financial position or results of operations.

Reporting the Costs of Start-up Activities

In April 1998, the AICPA issued SOP 98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The Company estimates the impact of adopting this SOP will not result in a material reduction of 1999 earnings as there were no start-up costs capitalized as of December 31, 1998.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

                  Specialty Care Network, Inc. and Subsidiaries

4. ACCOUNTS RECEIVABLE AND MANAGEMENT FEE REVENUE

Accounts receivable consisted of the following:

                                                           DECEMBER 31
                                                        1998          1997
                                                    -----------   -----------
      Gross patient accounts receivable purchased
        from the affiliated physician practices     $41,779,935   $48,922,686
      Less allowance for contractual adjustments
        and doubtful accounts                        22,161,082    26,225,860
                                                    -----------   -----------
                                                     19,618,853    22,696,826
      Management fees, including reimbursement of
        clinic expenses                               2,501,628     3,260,541
      Other receivables                                 160,990          --
                                                    -----------   -----------
                                                    $22,281,471   $25,957,367
                                                    ===========   ===========

Management fee revenue, exclusive of reimbursed clinic expenses, was approximately $21.5 million, $14.3 million and $1.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. One of the Affiliated Practices exceeded 20% of the 1997 and 1996 totals.

An integral component of the computation of management fees earned by the Company is net patient revenue of the Affiliated Practices. The Affiliated Practices recognize net patient revenue for medical services at established rates reduced by allowances for contractual adjustments and doubtful accounts. Contractual adjustments arise due to the terms of certain reimbursement and managed care contracts. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized by the Affiliated Practices in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements under reimbursement and managed care contracts are reported as contractual adjustments in the year the final settlements are made. Net patient revenue is not recognized as revenue in the accompanying financial statements.

The Company's Affiliated Practices derived approximately 19.4%, 21.9% and 22.6% of their net revenue from services provided under the Medicare program for the years ended December 31, 1998, 1997 and 1996, respectively. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that the Affiliated Practices are in compliance, in all material respects,

                  Specialty Care Network, Inc. and Subsidiaries

4. ACCOUNTS RECEIVABLE AND MANAGEMENT FEE REVENUE (CONTINUED)

with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Such laws and regulations can be subject to future government review and interpretation. Violation of such laws could result in significant regulatory action including fines, penalties and exclusion from the Medicare program. Other than the Medicare program, no single payor provided more than 10% of aggregate net clinic revenue or 5% of accounts receivable as of and for the years ended December 31, 1998, 1997 and 1996. Accordingly, concentration of credit risk related to patient accounts receivable is limited by the diversity and number of providers, patients and payors.

Receivables from Affiliated Practices in litigation represent amounts due from three Affiliated Practices with which the Company is currently involved in disputes. See Note 13 for further discussion of legal proceedings involving the Company's Affiliated Practices. At December 31, 1998, gross accounts receivable for these practices were $12,145,102, net of an allowance for contractual adjustments and doubtful accounts of $7,397,144. Gross accounts receivable include patient accounts receivable purchased from the related Affiliated Practice, management fees and reimbursement of clinic expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                DECEMBER 31
                                                          1998               1997
                                                       -----------        ----------
       Furniture and fixtures                          $10,455,889        $5,386,107
       Computer equipment and software                   2,851,399         1,983,477
       Leasehold improvements and other                    770,717         1,227,720
       Construction in progress                          1,749,731                 -
                                                       -----------        ----------
                                                        15,827,736         8,597,304
       Accumulated depreciation and amortization         4,777,371         3,321,085
                                                       ===========        ==========
       Net property and equipment                      $11,050,365        $5,276,219
                                                       ===========        ==========

Construction in progress relates primarily to magnetic resource imaging ("MRI") equipment installations at two of the Company's Affiliated Practices and construction of an ambulatory surgery center.

                  Specialty Care Network, Inc. and Subsidiaries

5. PROPERTY AND EQUIPMENT (CONTINUED)

Included in the above are assets recorded under capital leases which consist of the following:

                                                             DECEMBER 31
                                                         1998           1997
                                                     ------------   ------------
       Furniture and fixtures                        $  1,234,383   $  1,536,411
       Computer equipment                                 178,693        178,693
                                                     ------------   ------------
                                                        1,413,076      1,715,104
       Accumulated amortization                           917,336        983,603
                                                     ============   ============
       Net assets under capital leases               $    495,740   $    731,501
                                                     ============   ============

6. DEBT

Convertible Debentures Issued in 1996

In connection with private placements in 1996, the Company raised $2.17 million of short-term unsecured convertible debt. The proceeds thereof were utilized to fund the Company's start-up and its organizational phase until certain net assets of the original five Affiliated Practices were acquired on November 12, 1996.

                  Specialty Care Network, Inc. and Subsidiaries

6. DEBT (CONTINUED)

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

                                                             ACCRUED
                                          PRINCIPAL          INTEREST           TOTAL
                                          ----------         --------         ----------
Stockholders of the Company               $  640,000          $18,153         $  658,153
Physician practices and
   related stockholders                    1,530,000           33,886          1,563,886
                                          ----------          -------         ----------
                                          $2,170,000          $52,039         $2,222,039
                                          ==========          =======         ==========

Convertible Debentures Issued in 1998

In connection with an acquisition of an Affiliated Practice on March 31, 1998, the Company issued $5,454,439 of convertible debentures; however, such convertible debentures and the related accrued interest totaling $205,479 were subsequently canceled contemporaneous with a restructuring of the related Affiliated Practice's management service agreement on December 31, 1998. See
Note 11 for further details.

In connection with an affiliation on October 1, 1998 of certain assets of two physicians who were made party to one of the Company's service agreements with an Affiliated Practice, the Company issued $589,615 of convertible debentures. The 2% convertible debentures are convertible into Company common stock at a conversion price of $10 per share. No debt was converted in 1998. The debentures are due September 30, 1999. Management expects these debentures to be canceled in connection with the restructuring transactions described in Note 2.

Line-of-Credit

On November 1, 1996, the Company entered into a $30 million Revolving Loan and Security Agreement (the "Credit Facility") with a bank, which provided certain amounts necessary to effectuate acquisitions of Affiliated Practices. Through October 31, 1997, the Credit Facility interest rates ranged from 7.2% to 7.4%, primarily based on a LIBOR rate plus an applicable margin.

                  Specialty Care Network, Inc. and Subsidiaries

6. DEBT (CONTINUED)

In November 1997, the Credit Facility was restated to permit maximum borrowings of $75 million, subject to certain limitations. Prior to the loan covenant violations described below, the Credit Facility could be used (i) to fund the cash portion of affiliation transactions, and (ii) for the development of musculoskeletal focused surgery centers. The Company could elect to borrow on the Credit Facility at a floating rate based on the prime rate plus an adjustable applicable margin of 0% to 0.75% or at a rate based on LIBOR plus an adjustable applicable margin of 1.0% to 2.25%. Currently, the Company's interest rate is determined based on the prime rate plus 0.5%.

At December 31, 1998, the Company had approximately $52.9 million outstanding under the Credit Facility at an effective rate of interest of approximately 8.5% per annum. The Credit Facility is secured by substantially all of the assets of the Company and contains several affirmative and negative covenants, including covenants limiting the Company's ability to incur additional indebtedness, limiting the Company's ability to and restricting the terms upon which the Company can affiliate with physician practices in the future, prohibiting the payment of cash dividends on, and the redemption or repurchase of, the Company's common stock and requiring the maintenance of certain financial ratios and stockholders' equity.

As of December 31, 1998, the Company was not in compliance with certain of the financial ratio covenants required by the Company's Credit Facility. As a result of the non-compliance, the Company is in default under the terms of the Credit Facility. In the event of default, the terms of the Credit Facility provide that the bank syndicate can immediately terminate its obligation to make further advances under the respective commitments and/or declare the Company's outstanding debt under the Credit Facility to be immediately due and payable. Accordingly, the total amount outstanding under the Credit Facility of approximately $52.9 million has been included in the Company's Consolidated Balance Sheet as a current liability at December 31, 1998. The bank syndicate notified the Company in December 1998 that it was suspending further advances under the Credit Facility; however, as of March 26, 1999, the bank syndicate has not demanded repayment of any amounts outstanding under the Credit Facility. The Company is currently negotiating with the bank syndicate to revise the financial ratio covenants to bring the Company into compliance for the remaining term of the Credit Facility. However, there can be no assurances that a mutually satisfactory arrangement can be reached and, accordingly, unsuccessful negotiation efforts could have a materially adverse impact on the Company's ability to continue as a going concern.

                  Specialty Care Network, Inc. and Subsidiaries

6.       DEBT (CONTINUED)

Prior to the Credit Facility covenant violation, the commitment fee on the unused portion of the Credit Facility was 0.25% per annum, subject to reduction to a minimum of 0.20% per annum if the Company's leverage coverage (a ratio of funded debt to consolidated cash flow) was less than 1.00.

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

In connection with the acquisition, through merger, of substantially all of the assets and certain liabilities of Orthopaedic Surgery, Ltd. ("OSL"), on July 1, 1997, the Company granted one physician associated with OSL the option to require the Company to purchase 74,844 shares of common stock issued to such physician as consideration for the OSL merger at a purchase price equal to approximately $11.21 per share. In addition, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Steven P. Surgnier, M.D., P.A., the Company granted Dr. Surgnier the option to require the Company to purchase 37,841 shares of common stock at a purchase price equal to approximately $12.38 per share. During the year ended December 31, 1998, the above mentioned options were exercised. The Company paid $921,491 and canceled a loan to a physician stockholder in the amount of $385,983 as consideration for the repurchase of shares and has included this amount as treasury stock in its consolidated balance sheet at December 31, 1998.

The Company records treasury stock at cost with regard to monetary transactions (e.g., settlement of put options). With regard to non-monetary transactions,

                  Specialty Care Network, Inc. and Subsidiaries

7. COMMON STOCK (CONTINUED)

including the Affiliated Practice restructurings effective December 31, 1998, the common stock transferred to the Company is record at estimated fair value.

As of December 31, 1998, the Company had the following common shares reserved for future issuance:

Awards under the 1996 Equity Compensation Plan                            5,261,165
Awards under the 1996 Incentive and Non-Qualified Stock Option Plan           3,500
Warrants in connection with one of the Affiliated Practice
    acquisitions (Note 11)
                                                                            544,681
Convertible debentures                                                       58,961
Shares which may be released as additional consideration for one of
    the Affiliated Practice acquisitions (Note 11)                          113,393
                                                                       ============
Total shares reserved for future issuance                                 5,981,700
                                                                       ============

8. STOCK OPTION PLANS

On March 22, 1996, the Company adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") pursuant to which nontransferable options to purchase up to 5,000,000 shares of common stock of the Company were available for award to eligible directors, officers, advisors, consultants and key employees. On January 10, 1997, the Board of Directors voted to terminate the Plan. The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant and the options granted thereunder were for a period of ten years. Options, which are generally contingent on continued employment with the Company, may be exercised only in accordance with a vesting schedule established by the Company's Board of Directors. Of the 553,500 shares underlying the option grants approved during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 shares underlying the options remain outstanding and exercisable at December 31, 1998. The other 550,000 grant options were forfeited or exercised during 1997.

On October 15, 1996, the Company's Board of Directors approved the 1996 Equity Compensation Plan (the "Equity Plan"), which provides for the granting of options to purchase up to 2,000,000 shares of the Company's common stock. The total number of shares authorized by the Equity Plan increased to 6,000,000 in 1998

                  Specialty Care Network, Inc. and Subsidiaries

8.       STOCK OPTION PLANS (CONTINUED)

Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of the Company and any future subsidiaries, members of the Board of Directors and certain advisors are eligible to participate in this plan, which will terminate no later than October 14, 2006. The granting and vesting of options under the Equity Plan are provided by the Company's Board of Directors or a committee of the Board of Directors.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 1998, 1997 and 1996 were estimated at the date of grant using an option pricing model with the following weighted-average assumptions: risk-free interest rate over the life of the option of 6.0%; no dividend yield; and expected two to eight year lives of the options. The estimated fair value for these options was calculated using the minimum value method in 1996 and may not be indicative of the future impact since this model does not take into consideration volatility and the commencement of public trading in the Company's common stock on February 7, 1997. The Black-Scholes model was utilized to calculate the value of the options issued during 1998 and 1997. The volatility factors utilized in 1998 and 1997 were 0.36 and 0.47, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net (loss) income as disclosed below may not be representative of compensation expense in future years.

                  Specialty Care Network, Inc. and Subsidiaries

8. STOCK OPTION PLANS (CONTINUED)

The Company's pro forma information for the years ended December 31 is as follows:

                                              1998              1997             1996
                                         --------------    --------------   --------------
Pro forma net (loss) income              $  (64,073,357)   $    5,354,571   $   (1,815,272)
Pro forma net (loss) income per common
   share (basic)                                  (3.51)             0.34            (0.16)
Pro forma net (loss) income per common
   share (diluted)                                (3.51)             0.33            (0.15)

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                                1998                            1997                           1996
                                    ----------------------------    ----------------------------   ---------------------------
                                                      Weighted-                       Weighted-                    Weighted-
                                                       Average                         Average                      Average
                                                       Exercise                       Exercise                      Exercise
                                      Options           Price         Options           Price        Options         Price
                                    ------------    ------------    ------------    ------------   ------------   ------------
Outstanding at Beginning of Year       2,365,007    $       9.57       1,758,748    $       5.25           --     $       --
   Granted
     Exercise price equal to
       fair value of common stock      3,625,572            7.89       1,073,751           12.07        603,500           1.41
     Exercise price greater than
       fair value of common stock           --              --           160,000           10.00        726,658           8.00
     Exercise price less than
       fair value of common stock           --              --              --              --          428,590           6.00
     Exercised                           (36,100)           6.41        (227,049)           1.17           --             --
     Forfeited                          (689,814)           9.82        (400,443)           2.26           --             --
                                    ------------    ------------    ------------    ------------   ------------   ------------

     Outstanding at end of year        5,264,665            8.40       2,365,007    $       9.57      1,758,748   $       5.25
                                    ============                    ============    ============   ============   ============

Exercisable at end of year               644,341            9.75         231,537    $       7.38          3,500   $       1.00
                                    ============                    ============    ============   ============   ============

                  Specialty Care Network, Inc. and Subsidiaries

8. STOCK OPTION PLANS (CONTINUED)

                                                1998        1997        1996
                                              ---------   ---------   ---------
Weighted-Average Fair Value of Options:
     Exercise price equal to fair value of
       common stock                           $    2.56   $    4.62   $    0.19
     Exercise price greater than fair value
       of common stock                             --          4.35        0.99
     Exercise price less than fair value of
       common stock                                --          --          2.75

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 1998 are as follows:

                                   OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    --------------------------------------------------      ------------------------------
                                       Weighted-
                                        Average         Weighted-                             Weighted-
                                       Remaining         Average                               Average
      Range of           Number       Contractual        Exercise               Number        Exercise
  Exercise Prices     Outstanding         Life            Price               Exercisable       Price
----------------------------------------------------------------------      ------------------------------
      $ 1.00                3,500           7.20           $ 1.00                  3,500        $ 1.00
        3.00              760,000           9.59             3.00                      -          3.00
    6.00 - 6.99         1,462,394           9.00             6.53                 55,973          6.00
        8.00              584,666           8.06             8.00                282,001          8.00
    9.00 - 9.99         1,001,020           9.33             9.86                 25,867          9.65
   10.00 - 12.99        1,086,078           9.12            11.97                149,551         11.70
   13.25 - 13.25          367,007           9.11            13.25                127,449         13.25
                     ------------                                           ------------
    1.00 - 13.25        5,264,665           9.07             8.40                644,341          9.75
                     ============                                           ============

                  Specialty Care Network, Inc. and Subsidiaries

9. LEASES

The Company is obligated under operating and capital lease agreements for offices and certain equipment. In some circumstances, these lease arrangements are with entities owned or controlled by physician stockholders who are also equity holders of the Company's Affiliated Practices. Certain leases are subject to standard escalation clauses and include renewal options. Future minimum payments under noncancelable capital and operating leases with lease terms in excess of one year are summarized as follows for the years ending December 31:

                                                       CAPITAL        OPERATING
                                                        LEASES          LEASES
                                                      -----------    -----------
      1999                                            $   321,742    $ 4,137,748
      2000                                                306,917      4,155,303
      2001                                                227,464      3,969,095
      2002                                                235,064      3,234,134
      2003                                                   --        1,830,231
      Thereafter                                             --        6,904,599
                                                      -----------    -----------
      Total minimum lease payments                      1,091,187    $24,231,110
                                                                     ===========
      Less amount representing interest                  (166,589)
                                                      -----------
      Present value of net minimum lease payments         924,598
      Less current portion                                244,446
                                                      -----------
      Long-term portion                               $   680,152
                                                      ===========

Rent expense for the years ended December 31, 1998, 1997 and 1996 under all operating leases was approximately $7,800,000, $4,800,000 and $400,000, respectively. Approximately $7,600,000, $4,600,000 and $355,000, respectively, of such amounts were charged directly to the Affiliated Practices as clinic expenses. Excluded from total minimum operating lease payments are approximately $13.3 million in total future payments related to Affiliated Practices currently in litigation with the Company. These Affiliated Practices are currently paying these leases directly. Additionally, one of the Company's Affiliated Practices which entered into restructuring agreements with the Company has assumed responsibility for its payables effective January 1, 1999. The total future lease payments for this Affiliated Practice of approximately $11.5 million has been excluded from the Company's future operating lease commitments in the table above.

                  Specialty Care Network, Inc. and Subsidiaries

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                        1998            1997
                                                     ------------    ------------
        Deferred tax assets:
          Management service agreements              $  4,510,554    $       --
          Deferred start-up expenditures                  678,515         718,491
          Property and equipment, net                     421,654         209,244
          Accrued liabilities                             307,603         345,030
          Allowance for doubtful accounts                 389,062          41,000
          Financing fees                                  293,697            --
          Stock option compensation                          --            85,698
                                                     ------------    ------------
                                                        6,601,085       1,399,463
        Valuation allowance for deferred
          tax assets                                   (5,498,609)           --
                                                     ------------    ------------
        Net deferred tax asset                          1,102,476       1,399,463
                                                     ------------    ------------

        Deferred tax liabilities:
          Management service agreements                      --        31,125,220
          Net cash basis assets assumed
             in physician practice affiliations         1,483,279       3,079,428
          Prepaid expenses                                483,399         183,146
          Deferred gain on installment sale               218,976            --
                                                     ------------    ------------
                                                        2,185,654      34,387,794
                                                     ------------    ------------
        Net deferred tax liability                   $  1,083,178    $ 32,988,331
                                                     ============    ============

The Company has established a $5,498,609 valuation allowance as of December 31, 1998. The valuation allowance results from uncertainty regarding the Company's ability

                  Specialty Care Network, Inc. and Subsidiaries

10. INCOME TAXES (CONTINUED)

to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets.

The income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:

                                       1998            1997            1996
                                   ------------    ------------    ------------
        Current:
          Federal                  $ (1,071,968)   $  4,074,033    $    971,192
          State                         125,603       1,079,390         258,083
                                   ------------    ------------    ------------
                                       (946,365)      5,153,423       1,229,275
                                   ------------    ------------    ------------
        Deferred:
          Federal                   (24,424,176)       (991,430)     (1,362,954)
          State                      (7,095,850)       (288,067)       (372,392)
                                   ------------    ------------    ------------
                                    (31,520,026)     (1,279,497)     (1,735,346)
                                   ------------    ------------    ------------
        Total                      $(32,466,391)   $  3,873,926    $   (506,071)
                                   ============    ============    ============

The income tax expense (benefit) differs from amounts currently payable because certain revenue and expenses are reported in the statement of operations in periods that differ from those in which they are subject to taxation. The principal differences relate to asset impairment charges that are not deductible for income tax purposes, business acquisition and start-up expenditures that are capitalized for income tax purposes and expensed for financial statement purposes, and the amortization of certain cash basis net assets included in taxable income in periods subsequent to the date of affiliation with physician practices.

                  Specialty Care Network, Inc. and Subsidiaries

10. INCOME TAXES (CONTINUED)

A reconciliation between the statutory federal income tax rate of 34% and the Company's (34.4%), 39.8% and (22.2%) effective tax rates for the years ended December 31, 1998, 1997 and 1996, respectively, is as follows:

                                                      1998             1997            1996
                                                   ------------     ------------    ------------
    Federal statutory income tax rate                     (34.0%)           34.0%          (34.0%)
    State income taxes, net of federal benefit             (5.8)             5.1            (2.8)
    Nondeductible business acquisition and
      other costs                                          --                0.7            11.5
    Miscellaneous                                          (0.4)            --               3.1
    Deferred tax asset valuation allowance                  5.8             --              --
                                                   ------------     ------------    ------------
    Effective income tax rates                            (34.4%)           39.8%          (22.2%)
                                                   ============     ============    ============

11.      PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS

1996 ACTIVITY

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

                  Specialty Care Network, Inc. and Subsidiaries

11.      PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS

The following table summarizes certain financial information related to this transaction for the five original Affiliated Practices:

                                                  COMMON STOCK             CASH
                                                  CONSIDERATION       CONSIDERATION
                                                   PAID BY THE          PAID BY THE
                                                     COMPANY             COMPANY
                                                 --------------      --------------
                                                    (Shares)
Reconstructive Orthopaedic Associates, Inc.(1)        3,169,379      $    1,537,872
Princeton Orthopaedic Associates, P.A                 1,196,793                --
Tallahassee Orthopedic Clinic, P.A                    1,072,414                --
Greater Chesapeake Orthopaedic Associates, LLC        1,568,922                --
Vero Orthopaedics, P.A                                  651,607(2)             --

(1) Pursuant to a Separation Agreement dated June 9, 1997, between the stockholders of Reconstructive Orthopaedic Associates, II, P.C. ("ROA") (successor to Reconstructive Orthopaedic Associates, Inc.), and Drs. Booth, Bartolozzi and Balderston (collectively 3B Orthopaedics), 3B Orthopaedics formed a new Pennsylvania corporation in order to practice medicine. Currently, the Company is involved in a dispute with 3B Orthopaedics, (See
    Note 13 for further discussion).

(2) Excludes non-qualified stock options to purchase an additional 50,000 shares of the Company's common stock at $6.00 per share, which became fully vested November 12, 1998.

                  Specialty Care Network, Inc. and Subsidiaries

11. PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS (CONTINUED)

1997 ACTIVITY

During 1997, the Company acquired substantially all of the assets and certain liabilities of additional physician practices through a combination of asset purchases and mergers as detailed in the table below:

        -------------------- -------------------------------- -------------- ------------------------
            AFFILIATION                AFFILIATED              ACQUISITION        HEADQUARTERS
               DATE                    PRACTICE(1)                 TYPE             LOCATION
        -------------------- -------------------------------- -------------- ------------------------
        March 1997           Medical Rehabilitation           Merger         Tallahassee, Florida
                             Specialists II, P.A., Riyaz H.                  Baltimore, Maryland
                             Jinnah, M.D., II, P.A., Floyd                   Thomasville, Georgia
                             R. Jaggears, Jr., M.D., P.C.,
                             II

        April 4, 1997        The Orthopaedic and Sports       Merger         Annapolis, Maryland
                             Medicine Center, II, P.A.

        July 1, 1997         Southeastern Neurology Group     Asset          Portsmouth, Virginia
                             II, P.C.                         Purchase/
                                                              Merger

        July 1, 1997         Orthopaedic Surgery Centers,     Merger         Portsmouth, Virginia
                             P.C. II

        July 3, 1997         Associated Orthopaedics &        Merger         Plano, Texas
                             Sports Medicine, P.A.

        July 3, 1997         Associated Arthroscopy           Asset          Plano, Texas
                             Institute, Inc.                  Purchase

        July 3, 1997         Access Medical Supply, Inc.      Asset          Plano, Texas
                             d/b/a Associated Physical        Purchase
                             Therapy

        July 3, 1997         Allied Health Services, P.A.     Asset          Plano, Texas
                             d/b/a Associated Occupational    Purchase
                             Rehabilitation

        July 7, 1997         Ortho-Associates P.A. d/b/a      Asset          Plantation, Florida
                             Park Place Therapeutic Center    Purchase

        July 16, 1997        Mid-Atlantic Orthopaedic         Asset          Hagerstown, Maryland
                             Specialists\Drs. Cirincione,     Purchase
                             Milford, Stowell, and
                             Amalfitano, P.C.

        August 29, 1997      Northeast Florida                Merger         Orange Park, Florida
                             Orthopaedics, Sports Medicine
                             and Rehabilitation II, P.A.

                  Specialty Care Network, Inc. and Subsidiaries

11. PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS (CONTINUED)

        ----------------------- ------------------------------- -------------- -----------------------------
             AFFILIATION                  AFFILIATED             ACQUISITION           HEADQUARTERS
                 DATE                     PRACTICE(1)                TYPE                LOCATION
        ----------------------- ------------------------------- -------------- -----------------------------
        August 29, 1997         Steven P. Surgnier, M.D.,       Asset          Mariana, Florida
                                P.A., II                        Purchase

        September 1, 1997       Orthopaedic Associates of       Merger         Clearwater, Florida
                                West Florida, P.A.

        September 10, 1997      Orthopedic Institute of Ohio,   Merger         Lima, Ohio
                                Inc.

        November 14, 1997       The Specialists Orthopaedic     Merger/        Fairfield, California
                                Medical Corporation             Asset
                                    Purchase

        November 14, 1997       The Specialists Surgery Center  Asset          Fairfield, California
                                    Purchase

        (1) Some of the Affiliated Practices listed are successors to entities acquired by the Company.

Total consideration for the 1997 merger and asset acquisitions was 3,222,891 shares of the Company's common stock and $44,452,105 in cash. As part of the consideration in three of the mergers, the Company issued an aggregate 13,322 shares of common stock and paid an aggregate $189,000 in cash to Michael E. West, who served as a consultant to three of the predecessors to the Affiliated Practices. Mr. West subsequently became Senior Vice President of Operations of the Company in August 1997 and terminated his employment with the Company in March 1999. Furthermore, the Company granted one physician associated with Orthopaedic Surgery Centers, P.C. II the right, until June 30, 1998, to require the Company to re-purchase 74,844 shares of common stock issued to such physician in the merger at a purchase price equal to $11.21 per share and, in connection therewith, such shares were put to the Company in 1998 (see Note 7). Additionally, in connection with the asset purchase of Ortho-Associates P.A. d/b/a Park Place Therapeutic Center, the Company issued to the physician owners warrants to purchase, in the aggregate, 544,681 shares of common stock at an exercise price of $14.69 per share. The Company also has an escrowed deposit of approximately $900,000 in cash and 113,393 shares which may be released as additional consideration for one of the Company's physician practice acquisitions.

                  Specialty Care Network, Inc. and Subsidiaries

11. PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS (CONTINUED)

Effective September 10, 1997, the Company acquired, by purchase from the physician owners of Orthopedic Institute of Ohio, Inc., one-half of the outstanding membership interests of West Central Ohio Group, Ltd., an Ohio limited liability company ("WCOG"). WCOG constructed an orthopaedic institute in Lima, Ohio (the "Institute"), which commenced operations in February 1998. In connection with the acquisition, the Company paid $400,000 in cash for its investment in WCOG, which consisted of a $180,000 equity investment and $220,000 of goodwill. Included in advances to affiliates and other in the accompanying financial statements at December 31, 1997 is the $400,000 investment in WCOG and $522,022 in advances to WCOG. Additionally, the Company agreed to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration.

1998 ACTIVITY

In March 1998, the Company sold its entire interest in WCOG to the physician owners of Orthopedic Institute of Ohio, Inc. and a company (the "Acquiring Company") for total consideration of approximately $1,950,000. In addition, the Company was relieved of its obligation to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration. The sale resulted in a pre-tax gain of $1,240,078 which has been included in the accompanying consolidated financial statements for the year ended December 31, 1998. At December 31, 1998, the Company maintains non-interest bearing long-term advances receivable from WCOG in the aggregate amount of $944,520. An officer and 50% stockholder of the Acquiring Company is the brother of the President and Chief Executive Officer of the Company (see also Note 12).

Effective March 31, 1998, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Orlin & Cohen Associates LLP ("OCOA"), the Company issued to OCOA 459,562 shares of common stock and a promissory note (convertible debenture) in the principal amount of $5,454,539 and paid cash in the amount of $11,375,000. In addition, the Company paid a finder's fee of $114,000 in connection with the acquisition. The promissory note (convertible debenture) was canceled pursuant to one of the transactions described in Note 2.

                  Specialty Care Network, Inc. and Subsidiaries

11. PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS (CONTINUED)

MANAGEMENT SERVICE AGREEMENT DISCUSSION

Concurrent with its acquisitions, the Company simultaneously entered into long-term service agreements with the Affiliated Practices. Pursuant to the terms of the Service Agreements, the Company, among other things, provides facilities and management, administrative and development services, including assistance in the negotiations of contracts signed between the affiliate practice and third party payors, in return for service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage ranging from 20%-50% of the adjusted pre-tax income of the Affiliated Practices (generally defined as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses but not including physician owner compensation or most benefits to physician owners) plus (ii) reimbursement of certain clinic expenses.

Typically, for the first three years following affiliation, however, the portion of the service fees described under clause (i) is specified to be the greater of the amount payable as described under clause (i) above or a fixed dollar amount (the "Base Service Fee"), which was generally calculated by applying the respective service fee percentage of adjusted pre-tax income of the predecessors to the Affiliated Practices for the twelve months prior to affiliation. In addition, with respect to its management of certain facilities and ancillary services associated with certain of the Affiliated Practices, the Company receives fees ranging from 2%-8% of net revenue.

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

                  Specialty Care Network, Inc. and Subsidiaries

11. PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS (CONTINUED)

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

NEW MANAGEMENT SERVICE AGREEMENT DISCUSSION

As discussed in Note 2, the Board of Directors of the Company has approved restructuring agreements with ten of the Company's Affiliated Practices. The purchase price paid to the Company will consist of payment for the book value of the assets to be purchased by the practices, less the practice liabilities as of the closing date of the transaction and payment for the execution of a new management services agreement to replace the existing service agreement.

                  Specialty Care Network, Inc. and Subsidiaries

11. PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS (CONTINUED)

The ten Affiliated Practices and the proposed consideration are as follows:

                                                                                  COMMON
AFFILIATED PRACTICE                                             CASH PAYMENT      STOCK
------------------------------------------------------ --------------------------------------
Floyd R. Jaggears, Jr., M.D., P.C., II                           $ 264,000           --
Riyaz H. Jinnah, M.D., II, P.A.                                    170,476         73,000
The Orthopaedic and Sports Medicine
   Center, II, P.A.                                              3,389,298        440,079
Orthopaedic Associates of West Florida,
   P.A.                                                          2,458,585        332,983
Orthopedic Institute of Ohio, Inc.                               2,307,161        505,040
Orthopaedic Surgery Centers, P.C. II                             1,644,899        266,615
Princeton Orthopaedic Associates, II, P.A.                       2,219,000        897,595
Reconstructive Orthopaedic Associates, II,
   P.C.                                                          2,944,841      1,224,626
Southeastern Neurology Group II, P.C.                            1,416,720         35,866
Steven P. Surgnier, M.D., P.A., II                                 227,269         11,153
                                                               -----------      ---------
Totals                                                         $17,042,249      3,786,957
                                                               ===========      =========

In addition to the cash and common stock consideration, convertible debentures outstanding to one of the affiliated practices of approximately $0.6 million will be cancelled.

Under the new management service agreements, the Company will reduce the level of services currently provided to the practices participating in the restructuring. The following services will be offered to each practice:

o Assessing the financial performance, organizational structure, wages and strategic plan of the practice;

o Advising with respect to current and future marketing and contracting plans with third party payors and managed care plans;

o  Negotiating malpractice insurance coverage;

o  Providing access to patient information databases;

o Analyzing annual performance on a comparative basis with other practices that have contracted with the Company; and

o  Analyzing billing practices.

                  Specialty Care Network, Inc. and Subsidiaries

11. PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS (CONTINUED)

The Company will not provide any equipment, facilities, supplies or employee staffing at practice sites under the new management service agreements. In addition, the management services provided to the practices will be reduced. The following management services are those that were performed under the prior arrangement but will not be provided under the new management service agreements:

o  Personnel evaluations;

o  Billing and collection services;

o  Computer hardware/software support;

o  Payroll services;

o  Accounts payable processing/managing services;

o  On-site procurement; and

o  Any other type of day-to-day practice management services.

As a result of the reduced services offered, the service fees under the new management service agreements will be substantially reduced; however, such new service fees will generally be paid for a period ending five years from the initial practice affiliation date. The Company has also agreed that beginning April 1, 1999 and ending on the earlier of the date of closing of the restructuring transaction or June 15, 1999, the service fees under the current service agreements will be reduced from the current fees and the Company will also provide a limited level of services during such period. Upon the closing of the restructuring transaction, the new management service agreement will control the relationship.

12. ACQUISITION OF PROVIDER PARTNERSHIPS, INC. ("PPI")

During the third quarter of 1998, the Company acquired PPI in exchange for 420,000 shares of its common stock. PPI is a recently formed company that provides consulting services to hospitals to increase their operating performance, with a specific focus on the cardiac areas.

One of the principals of PPI, who has been elected to serve as Executive Vice President-Provider Businesses of the Company, is the brother of the President and Chief Executive Officer of the Company.

See Note 2, Impairment of Intangible Assets and Other Long-Lived Assets, for the status of an ongoing dispute between the Company and the former principals of PPI.

                  Specialty Care Network, Inc. and Subsidiaries

13. LEGAL PROCEEDINGS


The Specialists Litigation

There are two actions currently pending between the Company and the Specialists Orthopaedic Medical Corporation, one of the Company's affiliated practices, and the Specialists Surgery Center, a partnership that operates a surgery center (collectively the "Specialists"), one in Solano County Superior Court, which was recently stayed by that court ("the state action"), and one in the United States District Court for the Eastern District of California, which is currently being litigated (the "federal action").

The state action was filed on November 13, 1998 in the Solano County Superior Court by the Specialists and four physicians who practice at, and own an interest in, one or both of the plaintiff entities (the "Specialists Doctors"), against the Specialists' former administrator; legal, accounting and consulting advisors to the plaintiffs in connection with the affiliation transactions (collectively with the administrator, the "Advisors"); entities affiliated with certain of the Advisors; us; an employee of the Company, and 25 unnamed defendants.

The complaint contains numerous allegations against one or more of the Advisors, including among others, fraud, misrepresentation, conversion, breach of fiduciary duty, negligence, professional negligence and legal malpractice. With respect to the Company, and its employee, the complaint alleges, among other things, that the Company and its employee conspired with the Advisors to induce the Specialists Doctors to enter into the transactions by which the Company acquired the practice assets and entered into the service agreements with the Specialists; that the Company and its employee misrepresented the terms of the transaction to the Specialists Doctors; that, in connection with the issuance of the Company's common stock to the Doctors, the Company and the other defendants violated California securities law by making material misstatements or omitting material facts; that the service agreements are void; that the required service fees are unconscionable; and that the service agreements do not represent the true intention of the parties with regard to the service fees to be charged.

The Specialists Doctors seek a judicial declaration that the service fees are unenforceable, a reformation of the service agreements to reflect service fees within the alleged intent of the parties, an accounting of the cash proceeds from the acquisition transactions, special damages of $2.48 million (including $300,000 paid to us), compensatory, consequential and punitive damages, damages for emotional distress, attorney fees and costs.

In addition, co-defendant Ronald Fike, the Specialists' former administrator, filed a cross-complaint on December 18, 1998, naming as cross-defendants all co-defendants (including us and our employee), all plaintiffs and seven new parties. The cross-complaint alleges causes of action for breach of contract, slander, negligent infliction of emotional distress, deceit and conspiracy, and indemnity. The Company and its employee are named as defendants to the last three causes of action only.

Management believes the allegations, as they pertain to the Company and an employee of the Company, are without merit and have vigorously contested the action and cross-complaint. As an initial response, the Company has filed a Motion to Stay or Dismiss both the action and the cross-complaint, based upon a forum selection clause contained in the original acquisition agreement, requiring the Specialists and Mr. Fike to file any and all actions in Jefferson County, Colorado. The court granted the Company's Motion on March 12, 1999, and stayed the action in its entirety, as to all named parties.

In the federal action, filed by the Company on January 12, 1999 in the United States District Court for the Eastern District of California against the Specialists and the Specialists Doctors, the Company is seeking relief for various breaches of contract, conversion of its assets, and tortious interference with contractual relations. Additionally, the Company's complaint seeks to recover damages for the Specialists' wrongful possession and detention of its personal property, and the wrongful ejectment of the Company from leasehold interests in various real properties it has leased.

                  Specialty Care Network, Inc. and Subsidiaries

13. LEGAL PROCEEDINGS (CONTINUED)


Defendants have filed a Motion to Stay or Dismiss the action.

In addition, the Company has recently filed an Application for a Right to Attach Order and Writ of Attachment. The Company seeks to attach any and all of the assets of the Specialists and the Specialists Doctors, in order to secure the claims in our federal complaint. This matter is set for hearing on April 26, 1999.

TOC Litigation

There are two actions pending between the Company and TOC Specialists, P.L. ("TOC") and its physician owners (collectively, the "TOC Doctors"), one in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida, which was recently stayed by that court (the "TOC state action"), and one in the United States District Court for the Northern District of Florida, Tallahassee Division, which is currently being litigated (the "TOC federal action").

On November 16, 1998, the Company filed a complaint in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida against TOC, the 15 TOC doctors, and the State of Florida, Department of Health, Board of Medicine. The complaint alleges that, in violation of their service agreement with the Company, TOC and the TOC Doctors diverted the Company's accounts receivable receipts into an account controlled by TOC and the TOC Doctors, that TOC and the TOC Doctors failed to pay the Company's service fees, and that TOC and the TOC Doctors failed to provide the necessary records to the Company for the Company to effectively perform its management functions. Additionally, the complaint alleges that TOC and the TOC Doctors improperly attempted to terminate the service agreement, attempted to interfere with the Company's contractual relations with other affiliated practices, and violated the confidentiality, noncompetition and restrictive covenant provisions of the service agreement.

TOC and the TOC Doctors answered that complaint on December 7, 1998, and filed a counterclaim against us alleging breach of service agreement, fraud in the inducement, fraud, negligent misrepresentation, conspiracy to commit fraud, breach of fiduciary duties, and violations of Florida securities law. The counterclaim also named Kerry Hicks, the Company's President and Chief Executive Officer and Patrick Jaeckle, the Company's Executive Vice President - Development, as defendants. The state court action was stayed on January 13, 1999.

On December 1, 1998, while the state court litigation was ongoing, TOC and 10 of the TOC doctors filed a complaint against the Company in the United States District Court for the Northern District of Florida, Tallahassee Division. That complaint also named Kerry Hicks and Patrick Jaeckle as defendants. The complaint alleges violations of the Securities Exchange Act, breach of contract, fraud, negligent misrepresentation, and breach of fiduciary duty. These, absent the federal securities claim, were essentially the same causes of action asserted as a counterclaim against us by the defendants in the earlier state court litigation.

On January 11, 1999, we filed the Company's answer and counterclaim to the federal court action. The Company also named four other TOC doctors as defendants in its counterclaim. In the Company's answer and counterclaim the Company denied all wrongdoing, and asserted claims against TOC and the TOC Doctors for merger agreement indemnification, breach of contract, breach of good faith and fair dealing, tortious interference with contractual relations, conversion, and civil theft.

The Company has, in addition to monetary damages, claimed a right to injunctive relief to prohibit dissemination of financial information and to further limit tortious interference with contractual relations, and sought an injunction to enforce the TOC restrictive covenants. The federal court litigation is ongoing, and is presently in the discovery phase.

                  Specialty Care Network, Inc. and Subsidiaries

The Company believes that it has strong legal and factual defenses to these claims of TOC and the TOC Doctors, and intend to vigorously defend the allegations against the Company while aggressively pursuing its counterclaims.

3B Litigation

On January 22, 1999, 3B Orthopaedics, P.C. ("3B"), one of the Company's affiliated practices, Robert E. Booth, Jr., M.D., Arthur Bartolozzi, M.D., and Richard A. Balderston, M.D., (collectively, the "Plaintiffs") filed a complaint against the Company in the United States District Court for the Eastern District of Pennsylvania.

The complaint asserts causes of action under Pennsylvania law for breach of contract and seeks unspecified compensatory damages and a declaratory judgment terminating any and all applicable agreements between the parties. In essence, the Plaintiffs claim that the Company breached its obligations to them under an unexecuted service agreement, and any other agreement, by failing to provide the promised management services and that the Plaintiffs were damaged when they had to provide such services themselves. The Plaintiffs seek to invalidate restrictive covenants entered into in favor of the Company through the lawsuit.

The Company filed its answer on March 24, 1999, denying all of the material allegations of the Plaintiffs' complaint and asserting affirmative defenses and various counterclaims. The Company has asserted counterclaims against all Plaintiffs for breach of contract, unjust enrichment, conversion, and breach of the implied duty of good faith and fair dealing. The Company has also asserted a counterclaim solely against Dr. Booth for breach of fiduciary duty based upon his conduct as a member of the Company's board of directors from approximately November 1996 through October 1998. The Company disputes the Plaintiffs' claim that the Company failed to provide the promised management services. Among other remedies, the Company seeks to enforce restrictive covenants entered into by the physician plaintiffs and to recover, among other things, damages equal to 300% of the physician Plaintiffs' professional services' revenue. The Company also seeks the return of all cash and all of its common stock, or the proceeds from the sale of the stock, given to the physician Plaintiffs pursuant to the November 12, 1996, merger between the Plaintiffs' former practice, Reconstructive Orthopaedic Associates, P.C. and the Company. Prior to the formation of 3B, the defendant physicians practiced with Reconstructive Orthopaedic Associates, P.C.

The Company believes that it has strong legal and factual defenses to plaintiffs' claims. We intend to vigorously defend against the lawsuit and aggressively pursue the counterclaims.

                                     OTHER

Subsequent to December 31, 1998, the Company received notices of default under the terms of the service agreements between the Company and two of its affiliated practices. Additionally, the Company received notice of default with respect to a management services agreement entered into with a medical group to provide certain limited management services. Management of the Company is undertaking steps to determine if any defaults have, in fact occurred, whether they are material, and what steps, if any, are necessary in order to cure any material defaults.

14. COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements that provide key executives and employees with minimum base pay, annual incentive awards and other fringe benefits. The Company expenses all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, change in ownership of the Company, etc., the Company may be partially or wholly relieved of its financial obligations to such individuals. However, under certain circumstances, a change in control of the Company may provide significant and immediate enhanced compensation to the employees possessing employment contracts. At December 31, 1998, the Company was contractually obligated for the following base pay compensation amounts (summarized by years ending December 31):

                          1999                         $1,053,000
                          2000                          1,053,000
                          2001                            477,167
                                                       -----------
                                                       $2,583,167
                                                       ===========

The Company may become subject to certain pending claims as the result of successor liability in connection with the assumption of certain liabilities of the Affiliated Practices; nevertheless, the Company believes it is unlikely that the ultimate resolution of such claims will have material adverse effect on the Company.

The Company and Reconstructive Orthopaedic Associates II, P.C. (the successor to Reconstructive Orthopaedic Associates, Inc.) have been advised that the Department of Health and Human Services is conducting an inquiry regarding Reconstructive Orthopaedic Associates, Inc. and physicians formerly associated with that practice, including two of the Company's former directors. The inquiry appears to be concerned with the submission of claims for Medicare reimbursement by the practice. The Company has not been contacted by the Department of Health and Human Services in connection with the inquiry.

                  Specialty Care Network, Inc. and Subsidiaries

15. RELATED PARTY TRANSACTIONS

Advances to Affiliated Practices aggregating $521,355 and $914,737 at December 31, 1998 and 1997, respectively, bear interest at various rates and are collateralized by 16,807 shares of the Company's common stock owned by the individual physicians. Interest income related to advances was $25,438, $102,508 and $7,231 for the years ended December 31, 1998, 1997 and 1996, respectively.

                  Specialty Care Network, Inc. and Subsidiaries

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996.

                                                            1998            1997           1996
                                                        ------------    ------------   ------------
      Numerator for both basic and diluted earnings
          per share:
           Net (loss) income                            $(61,786,086)   $  5,870,398   $ (1,771,383)
                                                        ============    ============   ============
      Denominator:
        Weighted average shares outstanding               18,237,827      15,559,368      1,450,138
        Cheap stock shares:
           Conversion of convertible debentures
             and interest thereon                               --              --        2,020,900
           Dividends paid to promoters                          --              --          192,234
           November 12, 1996 affiliation transactions
             assumed to be outstanding since
             January 1, 1996                                    --              --        7,659,115
           Employee stock options                               --           118,761           --
           Shares issued to one of the Affiliated
             Practices                                          --              --          100,000
                                                        ------------    ------------   ------------
                                                          18,237,827      15,678,129     11,422,387
        Denominator for basic net (loss) income per
           common share--weighted average shares
        Effect of dilutive securities:
           Employee stock options                               --           393,024      1,032,090
                                                        ------------    ------------   ------------

        Denominator for diluted net (loss) income per
           common share--adjusted weighted average
           shares and assumed conversion                  18,237,827      16,071,153     12,454,477
                                                        ============    ============   ============

      Net (loss) income per common share (basic)        $      (3.39)   $       0.38   $      (0.16)
                                                        ============    ============   ============
      Net (loss) income per common share (diluted)      $      (3.39)   $       0.37   $      (0.14)
                                                        ============    ============   ============

                  Specialty Care Network, Inc. and Subsidiaries

16. EARNINGS PER SHARE (CONTINUED)

For additional disclosures regarding employee stock options, puts and warrants, see Notes 7, 8 and 11.

Outstanding warrants and options were not included in the computation of diluted earnings per share for the year ended December 31, 1998 because their effect would be antidilutive.

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

See Note 11 for discussion of the contingent shares issuable as additional consideration for one of the Company's practice acquisitions. These shares were not included in the computation of diluted earnings per share because the necessary conditions for issuance had not been satisfied.

Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83") and staff policy, common and common share equivalents issued prior to the Company's initial public offering for nominal consideration are presumed to have been issued in contemplation of the public offering, even if antidilutive, and have been included in the calculations of net income (loss) per common share as if these common and common equivalent shares were outstanding for the period immediately preceding the Company's initial public offering of common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, which modifies certain of the provisions of SAB No. 83, the treasury stock method for measuring the dilutive effect related to nominal issuances of stock options and warrants is no longer permitted. Accordingly, the above calculations assume that common shares are outstanding from the

                  Specialty Care Network, Inc. and Subsidiaries

16. EARNINGS PER SHARE (CONTINUED)

date of the stock option grant to the date of the Company's initial public offering, if the corresponding option strike price is deemed to be nominal consideration.

The Company used a portion of the proceeds from the initial public offering of its common stock to repay borrowings under the Company's Credit Facility Agreement. If shares issued to repay amounts outstanding under the Company's Credit Facility Agreement were outstanding for the years ended December 31, 1997 and 1996, the net income (loss) per common share would not have changed from the amount reported.

17. EMPLOYEE BENEFIT PLAN

Effective May 1, 1997, the Company adopted a defined contribution employee benefit plan covering substantially all employees of the Company, most affiliated physicians and other employees of the affiliated practices. Participants must have attained age 21 and completed one year of service with either the Company or one of the Affiliated Practices in order to participate in the plan. The plan is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan includes a matching contribution equal to up to 4% of eligible employee salaries and a discretionary defined contribution (5.5% in 1998 and 1997). The 1998 contribution percentage remains subject to final approval of the Company's Board of Directors. Expense under this plan, including the discretionary defined contributions, aggregated approximately $1,611,000 and $711,000 for 1998 and 1997, respectively, of which approximately $1,445,000 and $654,000 was charged directly to the Affiliated Practices as clinic expenses.

18. SUBSEQUENT EVENT

On March 26, 1999, the Company entered into an agreement with an Affiliated Practice to sell 67% of its interest in SCN of Maryland, LLC, a limited liability corporation established in 1998 to develop and operate an ambulatory surgery center in Baltimore, Maryland, for consideration of $360,505.

                  Specialty Care Network, Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts




                                          BALANCE AT       CHARGED TO        CHARGED TO                          BALANCE AT
                                          BEGINNING         COSTS AND          OTHER                               END OF
             DESCRIPTION                  OF PERIOD         EXPENSES          ACCOUNTS         DEDUCTIONS          PERIOD
-------------------------------------- ----------------- ---------------- ----------------- ------------------ ---------------
Year ended December 31, 1998
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable                 $26,225,860     $ 1,210,126 (8)  125,086,140(1)     (12,454,506) (6)  $22,161,082
                                                              (592,659)(4)    6,816,751(2)    (119,406,005) (3)
     Allowance for contractual                                                                  (4,724,624) (7)
       adjustments and doubtful
       accounts on receivables
       due from affiliated
       physician practices
       in litigation                       $     --        $ 2,672,520(5)   $ 4,724,624(7)    $       --         $ 7,397,144

Year ended December 31, 1997
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable                 $15,719,542     $   100,380      $87,199,182(1)    $(84,589,217) (3)  $26,225,860
                                                            (1,542,354)(4)    9,338,327(2)
Year ended December 31, 1996
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable                 $       --      $       --       $11,264,784(1)    $(11,085,869) (3)  $15,719,452
                                                                             15,540,627(2)



(1) Contractual adjustments recognized in the purchase of monthly net accounts receivable balances for the periods presented.

(2)      Acquired in conjunction with acquisition of affiliated practices.

(3) Represents actual amounts charged against the allowance for the periods presented.

(4) Recoveries of amounts previously reserved, included in other revenue in the consolidated financial statements.

(5) Charged to litigation and other costs in the consolidated statements of operations.

(6) Sold in conjunction with disposition of restructured affiliated practices.

(7) Transferred from allowance for contractual adjustments and doubtful accounts for patient accounts receivable to allowance for contractual adjustments and doubtful accounts due from affiliated practices in litigation.

(8) Charged to impairment loss on service agreements in the consolidated statements of operations.

                                 EXHIBIT INDEX

Exhibit
Number                  Description
------                  -----------
     2.1  Restructure Agreement by and Among Specialty Care Network, Inc.,
          Medical Rehabilitation Specialists II, P.A. and Kirk J. Mauro, M.D.
          dated as of December 31, 1998.

     2.11 Management Services Agreement by and Among Specialty Care Network,
          Inc., Medical Rehabilitation Specialists II, P.A., and Kirk J. Mauro,
          M.D. dated as of January 1, 1999.

     2.2  Restructure Agreement by and Among Specialty Care Network, Inc.,
          Greater Chesapeake Orthopaedic Associates, L.L.C., Paul L. Asdourian,
          M.D., Frank R. Ebert, M.D., Leslie S. Matthews, M.D., Stewart D.
          Miller, M.D., Mark S. Meyerson, M.D., John B. O'Donnell, M.D. and Lew
          C. Schon, M.D., dated as of December 31, 1998.

     2.21 Management Services Agreement by and Among Specialty Care Network,
          Inc., Greater Chesapeake Orthopaedic Associates, L.L.C., Paul L.
          Asdourian, M.D., Frank R. Ebert, M.D., Leslie S. Matthews, M.D.,
          Stewart D. Miller, M.D., Mark S. Meyerson, M.D., John B. O'Donnell,
          M.D. and Lew C. Schon, M.D., dated as of January 1, 1999.

     2.3  Restructure Agreement by and Among Specialty Care Network, Inc., Vero
          Orthopaedics II, P.A., James L. Cain, M.D., David W. Griffin, M.D.,
          George K. Nichols, M.D. and Peter G. Wernicki, M.D. dated as of
          December 31, 1998.

     2.31 Management Services Agreement by and Among Specialty Care Network,
          Inc., Vero Orthopaedics II, P.A., James L. Cain, M.D., David W.
          Griffin, M.D., George K. Nichols, M.D. and Peter G. Wernicki, M.D.
          dated as of January 1, 1999.

     2.4  Restructure Agreement by and Among Specialty Care Network, Inc.,
          Orlin & Cohen Orthopedic Associates, LLP, Harvey Orlin, M.D., Isaac
          Cohen, M.D., John M. Feder, M.D., Gregory Lieberman, M.D., Sebastian
          Lattuga, M.D., Harvey Orlin, M.D., P.C. and Rockville Centre
          Arthroscopic Associates, P.C. dated as of December 31, 1998.

     2.41 Management Services Agreement by and Among Specialty Care Network,
          Inc., Orlin & Cohen Orthopedic Associates, LLP, Harvey Orlin, M.D.,
          Isaac Cohen, M.D., John M. Feder, M.D., Gregory Lieberman, M.D.,
          Sebastian Lattuga, M.D., Harvey Orlin, M.D., P.C. and Rockville
          Centre Arthroscopic Associates, P.C. dated as of January 1, 1999.

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-17627))

     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No.
          333-17627))

    10.1+ 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10 to the Company's June 30, 1998 Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1998.)

     10.2 Second Amended and Restated Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc., SCN of Princeton, Inc., NationsBank of Tennessee N.A., AmSouth Bank,
          Banque Paribas, Key Corporate Capital Inc. and NationsBank of
          Tennessee, N.A., as Agent (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended
          December 31, 1997)

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

  10.6.1+ Amendment to Employment Agreement between Specialty Care Network,
          Inc. and D. Paul Davis dated December 5, 1997. (incorporated by reference to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

    10.7+ Employment Agreement dated as of March 1, 1996 by and between Specialty Care Network, Inc. and David Hicks (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 333-17627))

  10.7.1+ Amendment to Employment Agreement between Specialty Care Network,
          Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)


     21   Subsidiaries of the registrant.

     23   Consent of Ernst & Young LLP.

     27.1 Financial Data Schedule for the year ended December 31, 1998.



+ Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.