Form 10-K/A
period 1998-12-31
SPECIALTY CARE NETWORK INC
filed 1999-05-06
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [ ]

As of March 26, 1999, the aggregate market value of the Common stock held by non-affiliates of the registrant was $11,815,026. Such aggregate market value was computed by reference to the closing sale price of the Common stock as reported on the Nasdaq National Market on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the common stock of the Company.

As of March 26, 1999 there were 16,381,229 shares of the registrant's common stock outstanding.

This amendment to the Company's Form 10-K for the fiscal year ended December 31, 1998 amends and modifies the Form 10-K to amend and restate in their entirety Items 10, 11, 12 and 13 of Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

KERRY R. HICKS, age 39, a founder of Specialty Care Network, has served as our President and Chief Executive Officer and as a director since our inception in December 1995. From 1985 to March 1996, Mr. Hicks served as Senior Vice President of LBA Health Care Management ("LBA"), a developer of health care and management information services. LBA provided management consulting services (including orthopaedic projects) to medical centers to support the purchasing, planning, marketing and delivery of health care. Mr. Hicks was principally responsible for developing LBA's orthopaedic product line and its information systems. LBA's orthopaedic product line established quality and cost benchmarks and developed clinical protocols and patient care algorithms intended to enhance both the quality and effectiveness of the delivery of orthopaedic care.

PATRICK M. JAECKLE, age 40, a founder of Specialty Care Network, has served as Executive Vice President Corporate Development since July 1998 and Executive Vice President - Finance/Development from December 1995 to July 1998, and as a director since our inception in December 1995. From February 1994 to March 1996, Dr. Jaeckle served as director of health care corporate finance at Morgan Keegan & Company, Inc., a regional investment banking firm. Prior to February 1994, Dr. Jaeckle was a member of the health care investment banking groups at both Credit Suisse First Boston Corporation (from June 1992 to February 1994) and Smith Barney, Inc. (from May 1991 to June 1992). Dr. Jaeckle holds an M.B.A. degree from Columbia Business School, a D.D.S. degree from Baylor College of Dentistry and a B.A. degree from The University of Texas at Austin.

PETER H. CHEESBROUGH, age 47, has served as a director of Specialty Care Network since December 1996. Since June 1993, Mr. Cheesbrough has been the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. From April 1988 to June 1993, he was Echo Bay Mines' Vice President and Controller. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.

RICHARD E. FLEMING, JR., M.D., age 51, has served as a director of Specialty Care Network since December 1996. Since 1979, Dr. Fleming has been an orthopaedic surgeon at Princeton Orthopaedic Associates II, P.A. and its predecessor, Princeton Orthopaedic Associates, P.A. Dr. Fleming received a B.A. degree from Princeton University and an M.D. degree from Columbia University College of Physicians and Surgeons.

LESLIE S. MATTHEWS, M.D., age 47, has served as a director of Specialty Care Network since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1990, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital. From July 1982 to October 1994, Dr. Matthews was also engaged in private practice. Dr. Matthews received a B.A. degree from Johns Hopkins University and an M.D. degree from the Baylor College of Medicine.

MATS WAHLSTROM, age 44, has served as a director of Specialty Care Network since March 1997. Mr. Wahlstrom has served in various capacities for Gambro AB and its affiliated companies, which are engaged in the manufacture of equipment for hemodialysis, cardiovascular surgery and blood component analysis and in the provision of health care services. He has been President of Gambro Healthcare, Inc. since 1993, Executive Vice President of Gambro AB since 1990 and President of COBE Laboratories, Inc., a subsidiary of Gambro AB engaged in the development and manufacture of hemodialysis products and the operation of dialysis centers, since 1991.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our executive officers:

                Name                                      Age                   Position
                ----                                      ---                   --------
         Kerry R. Hicks..............................      39     President, Chief Executive Officer
         Patrick M. Jaeckle..........................      40     Executive Vice President - Corporate Development
         Kevin J. Hicks..............................      39     Executive Vice President - Provider Businesses
         D. Paul Davis...............................      41     Chief Financial Officer
         David G. Hicks..............................      40     Vice President - Management Information Systems
         Timothy D. O'Hare...........................      46     Vice President - Payor Operations

KERRY R. HICKS, age 39, a founder of Specialty Care Network, has served as our President and Chief Executive Officer and as a director since our inception in December 1995. From 1985 to March 1996, Mr. Hicks served as Senior Vice President of LBA Health Care Management ("LBA"), a developer of health care and management information services. LBA provided management consulting services (including orthopaedic projects) to medical centers to support the purchasing, planning, marketing and delivery of health care. Mr. Hicks was principally responsible for developing LBA's orthopaedic product line and its information systems. LBA's orthopaedic product line established quality and cost benchmarks and developed clinical protocols and patient care algorithms intended to enhance both the quality and effectiveness of the delivery of orthopaedic care.

PATRICK M. JAECKLE, age 40, a founder of Specialty Care Network, has served as Executive Vice President Corporate Development since July 1998 and Executive Vice President - Finance/Development from December 1995 to July 1998, and as a director since our inception in December 1995. From February 1994 to March 1996, Dr. Jaeckle served as director of health care corporate finance at Morgan Keegan & Company, Inc., a regional investment banking firm. Prior to February 1994, Dr. Jaeckle was a member of the health care investment banking groups at both Credit Suisse First Boston Corporation (from June 1992 to February 1994) and Smith Barney, Inc. (from May 1991 to June 1992). Dr. Jaeckle holds an M.B.A. degree from Columbia Business School, a D.D.S. degree from Baylor College of Dentistry and a B.A. degree from The University of Texas at Austin.

KEVIN J. HICKS has been Executive Vice President - Provider Businesses since August 1998. Mr. Hicks oversees ongoing consulting projects and manages HealthCareReportCards.com's client relationships. Mr. Hicks was Chief Operating Officer of LBA Healthcare Management from 1985 through 1995. He then served as Senior Vice President of LBA when LBA was sold to Healthvision Inc. and then subsequently sold to HCIA Inc. Mr. Hicks has provided consulting assistance to numerous client hospitals, physician practices and integrated networks. Mr. Hicks received a BS in Finance and an MBA from the University of Colorado at Boulder.

D. PAUL DAVIS has served as Chief Financial Officer since August 1998, Senior Vice President - Finance since June 1997 and he served as Vice President of Finance from March 1996 until June 1997. He also served as our controller from March 1996 until September 1997. From January 1993 to March 1996, Mr. Davis served as Vice President of Finance for Surgical Partners of America, Inc. From April 1987 to January 1993, he served as Chief Financial Officer for Anesthesia Service Medical Group, Inc. Mr. Davis received a B.S. degree in Accounting from the University of Utah. He is a certified public accountant and a certified management accountant.

DAVID G. HICKS has served as Vice President - Management Information Systems since March 1996. From November 1994 to March 1996, Mr. Hicks worked as Manager of Information Technology for the Association of Operating Room Nurses, responsible for information technology maintenance and development. From February 1993 to November 1994, he served as Manager of Information Systems Administration for Coors Brewing Company, and from January 1982 to February 1993, Mr. Hicks served as Manager of Internal Systems for Martin Marietta Data Systems. Mr. Hicks received a B.S. degree in Management Information Systems from Colorado State University.

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

Kerry R. Hicks, Kevin J. Hicks and David G. Hicks are all brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of more than ten percent of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. We believe that all filings required to be made during 1998 were made on a timely basis, except that Dr. Matthews and Dr. Richard Rothman, a former director, each reported one transaction after the applicable due date.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth certain information concerning the compensation paid by us to the Chief Executive Officer and the four other most highly paid executive officers (collectively, the "Named Executive Officers") during 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE



                                                                                                   Long Term
                                                                                                  Compensation
                                                                     Annual Compensation             Awards
                                                               ------------------------------     ------------
                                                                                                   Securities
                                                                                                   Underlying         All Other
Name and Principal Position                                    Year      Salary        Bonus        Options       Compensation(1)
---------------------------                                    ----      ------        -----        -------       ---------------

Kerry R. Hicks
  President and Chief Executive Officer...............         1998      $248,923      $ --         500,000        $ 12,997
                                                               1997      $214,260      $ --         172,622        $  8,226
                                                               1996      $138,876      $140,625      75,000        $     --

Patrick M. Jaeckle
  Executive Vice President - Corporate Development....         1998      $250,400      $ --         500,000        $  8,800
                                                               1997      $214,259      $ --         172,622        $  6,572
                                                               1996      $147,210      $140,625      75,000        $     --

D. Paul Davis
  Chief Financial Officer.............................         1998      $166,442      $ --         305,310        $ 15,202
                                                               1997      $135,519      $ --          60,217        $  8,236
                                                               1996      $ 89,338      $ 67,500      30,000        $     --

Michael E. West (2)
  Senior Vice President - Practice Operations.........         1998      $160,644      $ --         305,310        $ 12,857
                                                               1997      $ 32,473      $ --         131,604        $  1,961

Timothy D. O'Hare
  Vice President - Payor Operations ..................         1998      $143,402      $ --         183,659        $ 13,623
                                                               1997      $124,717      $ --          50,181        $  4,552
                                                               1996      $ 39,613      $ 31,290     150,000        $     --

------------------
(1) Includes amounts contributed by us, for the account of the executive officers, under our Retirement Savings Plan. A portion of the 1998 Retirement Savings Plan contribution included above is contingent upon approval by our Board of Directors. The 1997 amounts also include, for each executive officer except Mr. West, $692 distributed upon termination of medical savings accounts initially established by us for all employees.

(2) Mr. West joined Specialty Care Network in July, 1997. Effective March 26, 1999, Mr. West resigned.

STOCK OPTIONS

The following table sets forth certain information regarding stock options granted during 1998 to the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                              Individual Grants
------------------------------------------------------------------------------

                                         Number of        Percent of
                                         Securities     Total Options
                                        Underlying        Granted to        Exercise
                                          Options        Employees in         Price        Expiration          Grant Date
Name                                    Granted(1)        Fiscal Year     Per Share(2)       Date          Present Value (3)
----                                    ----------        -----------     ------------       ----          -----------------

Kerry R. Hicks.............             100,000             2.8%             $12.88         3/18/2008          $407,001
                                        252,291             7.2%             $ 9.88         5/28/2008          $787,565
                                        147,709             4.2%             $ 6.75         6/11/2008          $315,180

Patrick M. Jaeckle.........             100,000             2.8%             $12.88         3/18/2008          $407,001
                                        252,291             7.2%             $ 9.88         5/28/2008          $787,565
                                        147,709             4.2%             $ 6.75         6/11/2008          $315,180


D. Paul Davis..............              31,000             0.9%             $12.88         3/18/2008          $126,170
                                        130,560             3.7%             $ 9.88         5/28/2008          $407,563
                                        143,750             4.1%             $ 6.75         6/11/2008          $306,732


Michael E. West..........                31,000             0.9%             $12.88         3/18/2008          $126,170
                                        130,560             3.7%             $ 9.88         5/28/2008          $407,563
                                        143,750             4.1%             $ 6.75         6/11/2008          $306,732


Timothy D. O'Hare..........              31,000             0.9%             $12.88         3/18/2008          $126,170
                                         72,659             2.1%             $ 9.88         5/28/2008          $226,816
                                         80,000             2.3%             $ 6.75         6/11/2008          $170,703


-------------------

(1) Except for the options expiring on 6/11/2008, the options vest in one-third increments on each of the first through third anniversaries of the date of grant. The options expiring on 6/11/2008 will vest on the first date that the average closing price of the Company's common stock is at least $10.125 for the immediately preceding 30 trading days.

(2) The options were granted at a price per share equal to the closing price per share on the Nasdaq National Market on the date of grant.

(3) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. There are four underlying assumptions used in developing the grant valuations: an expected volatility of 0.36; an expected term to exercise of 3 years; risk-free interest rate over the life of the option of 6.0%; and an expected dividend yield of zero. The actual value, if any, an officer may realize will depend on the amount by which the stock price exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

The following table sets forth certain information regarding stock options held as of December 31, 1998 by the Named Executive Officers. The Named Executive Officers did not exercise any stock options in 1998.

                         FISCAL YEAR-END OPTION VALUES

                                      Number of Securities                  Value of Unexercised
                                     Underlying Unexercised                      In-the-Money
                                         Options at                               Options at
                                     Fiscal Year-End(#)                     Fiscal Year-End($)(1)
                                     ------------------                     ---------------------

Name                           Exerciseable      Unexerciseable         Exerciseable    Unexerciseable
----                           ------------      --------------         ------------    --------------

Kerry R. Hicks .........           87,541           660,081                    0               0

Patrick M. Jaeckle......           87,541           660,081                    0               0

D. Paul Davis...........           32,072           363,455                    0               0

Michael E. West.........           43,868           393,046                    0               0

Timothy D. O'Hare.......          106,728           277,112                    0               0

--------------------
(1) Based on $1.25, the closing price of our common stock as reported on the Nasdaq National Market on December 31, 1998.


EMPLOYMENT AGREEMENTS

We have employment agreements with each of Mr. Hicks and Dr. Jaeckle dated as of April 1, 1996. Each agreement has an initial term of five years and is renewable automatically for one year periods unless terminated by one of the parties. The agreements provide for an annual salary rate to each officer of $187,500 for 1996, $215,000 for 1997 and $250,000 for 1998, with cost of living increases for the years following 1998. In addition, the agreements provide for annual incentive compensation to each officer equal to up to 100% of his base salary based on performance targets established by the Board of Directors.

We have an employment agreement with Mr. Davis and Mr. O'Hare, dated as of February 22, 1996 and August 12, 1996, respectively. Each agreement has an initial term of five years and is renewable automatically for one year periods unless terminated by one of the parties. The agreements provide for an annual salary rate to each officer of $108,000 for 1996, $125,000 for 1997 and $144,000 for 1998, with cost of living increases for the years following the third year. In addition, the agreements provide for annual incentive compensation to each officer equal to up to 75% of his base salary based on performance targets established by the Board of Directors. In connection with Mr. Davis' appointment as Senior Vice President in 1997, his base salary was increased to $150,000 per annum on April 1, 1997 and $172,500 per annum effective on April 1, 1998.

Under all of the employment agreements described above, in the event that the officer is terminated without cause and there has been no change of control of Specialty Care Network, we will pay such officer his base salary for the remaining term of the agreement and any earned but unpaid salary and incentive compensation. In the event the officer is terminated with cause, regardless of whether there has been a change of control, we will pay such officer his base salary for 60 days following such termination. If the officer is terminated without cause upon a change of control, he is entitled to receive a lump sum payment upon such termination equal to 300% of his base salary plus 300% of his annual incentive compensation for the prior year. Each agreement contains certain confidentiality and non-competition covenants.

COMPENSATION OF DIRECTORS

At the March 20, 1998 Board of Directors meeting, Leslie S. Matthews, M.D. was designated as our physician liaison to assist in communications with affiliated practices and physicians. To compensate Dr. Matthews for the time and effort that would be involved with this function, the Board of Directors agreed to eliminate Dr. Matthews' guaranteed base service fee obligation to us. The elimination of the base service fee obligation reduced the service fees paid to us by Dr. Matthews in 1998 by $106,485. Additionally, Dr. Matthews was granted an option to purchase 45,000 shares of common stock at an exercise price of $12.375 per share (the closing price per share of our common stock on the date of grant). The option expires on March 19, 2008. The option vests in substantially equal increments on each of the first three anniversaries of the date of grant.

On June 12, 1998, each non-employee member of the Board of Directors was granted an option to purchase shares of common stock at an exercise price of $6.75 per share (the closing price per share of our common stock on the date of grant). All directors other than Messrs. Cheesbrough and Wahlstrom were granted an option to purchase 5,000 shares of common stock and Messrs. Cheesbrough and Wahlstrom were granted options to purchase 15,000 and 10,000 shares respectively. The options expire on June 11, 2008. The options vest in substantially equal increments on each of the first three anniversaries of the date of grant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 1, 1999 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person's address), (ii) the chief executive officer and the four other most highly paid executive officers during 1998, (iii) each director and (iv) all directors and executive officers as a group.


                                                               Number of Shares                 Percent of
                 Name of Beneficial Owner                     Beneficially Owned           Outstanding Shares(1)
                 ------------------------                     ------------------           ---------------------

                 Kerry R. Hicks (2).................               775,390                         4.7%

                 Patrick M. Jaeckle (3).............               749,096                         4.5%

                 Peter H. Cheesbrough (4)...........                14,333                           *

                 Richard E. Fleming, Jr., M.D. (5)..               140,121                           *

                 Leslie S. Matthews, M.D. (6).......                36,214                           *

                 Mats Wahlstrom (7).................                 6,667                           *

                 D. Paul Davis (8)..................               142,924                           *

                 David G. Hicks (9).................               140,561                           *

                 Michael West (10)..................                67,541                           *

                 All directors and executive  officers
                 as a group (11 persons) (11).......              2,358,408                       13.7%


----------------------
* Less than one percent.

(1) Applicable percentage of ownership is based on 16,381,229 shares of common stock outstanding on April 1, 1999. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 1, 1999 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2) Includes 60,000 shares of common stock held in the Linda Wratten Trust, 20,000 shares of common stock in each of the Frank Nemick III Trust, the William Nemick Trust and the Jeanette Baysinger Trust, 10,000 shares of common stock in each of the Frank Nemick, Jr. Trust, the Julie Nemick Trust and The David G. Hicks Irrevocable Children's Trust and 204,972 shares underlying currently exerciseable stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership.

(3) Includes 204,972 shares underlying currently exercisable stock options. Does not include 100,000 shares of common stock held by The Patrick M. Jaeckle Family Irrevocable Children's Trust, for which shares Mr. Jaeckle disclaims beneficial ownership.

(4) Includes 13,333 shares underlying currently exercisable stock options.

(5) Includes 70,382 shares of common stock held by the Fleming Charitable Remainder Unitrust, 5,095 shares of common stock held by the Fleming Family Foundation and 6,667 shares underlying currently exercisable stock options. Does not include 2,547 shares of common stock held by each of the Irrevocable Trust FBO M. Fleming and the Irrevocable Trust FBO A. Fleming, respectively, for which Dr. Fleming disclaims beneficial ownership.

(6) Includes 21,667 shares underlying currently exercisable stock options.

(7) Includes 6,667 shares underlying currently exercisable stock options.

(8) Includes 85,925 shares underlying currently exercisable stock options.

(9) Includes 63,280 shares underlying currently exercisable stock options. Does not include 10,000 shares of common stock held by The David G. Hicks Irrevocable Children's Trust, for which shares Mr. Hicks disclaims beneficial ownership.

(10) Includes 54,201 shares underlying currently exercisable stock options.

(11)  Includes options to purchase 802,965 shares of common stock .


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have service agreements with certain medical practices (the"Director Affiliated Practices") and their respective physician owners, including all of our physician directors. Under the service agreements, we, among other things, provide facilities and management, administrative and development services, and employ most non-medical personnel of the Director Affiliated Practices in return for management service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage ranging from 20% to 33% of the Adjusted Pre-Tax Income of the Director Affiliated Practices (defined generally as revenue of the Director Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Director Affiliated Practices, not including physician owner compensation or most benefits to physician owners ("Clinic Expenses," as defined more fully in the service agreements)) and (ii) amounts equal to Clinic Expenses. For the first three years following affiliation, however, the portion of the service fees described under clause (i) is specified to be the greater of the amount payable as described under clause (i) above or a fixed dollar amount (the "Base Service Fee"). In addition, with respect to its management of ancillary facilities services for certain of the Director Affiliated Practices, we receive fees based on net revenue related to such facilities and services.

As further described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, in December 1998, we entered into a transaction (collectively, the "Modification Arrangement") with four of our affiliated practices, including Greater Chesapeake Orthopaedic Associates, LLC ("GCOA"). Dr. Matthews is a physician owner of GCOA. Under the terms of the Modification Arrangement, we sold accounts receivable, fixed assets and certain other assets relating to the practice and replaced the original service agreement with a new agreement. Under the new agreement with GCOA, which terminates in November 2001, we provide substantially reduced services to the practice, and the practice pays significantly reduced service fees. We received approximately $2,700,000 and 1,176,692 shares of our common stock in return for the repurchase by GCOA of its practice assets and for the execution of a new management service arrangement. This Modification Arrangement was closed effective December 31, 1998. Additionally, In March 1999, we entered into restructuring agreements with ten affiliated practices, including Princeton Orthopaedic Associates, II, P.A. ("POA"); (collectively, the "Restructuring Transaction"). The Restructuring Transaction will provide for the repurchase by the affiliated practice of practice assets and for a new management service arrangement in exchange for cash and/or common stock, limit management services provided to the affiliated practice by us under the management services arrangement, reduce the term of our management service arrangements with the affiliated practices; and lower service fees paid to us by the affiliated practice. Under the new agreement with POA, which terminates one year from the closing date, we provide substantially reduced services to the practice, and the practice pays significantly reduced service fees. We expect to receive approximately $2,200,000 and 897,595 shares of our common stock in return for the repurchase by POA of its practice assets and for the execution of a new management service arrangement.

Transactions between SCN and the Director Affiliated Practices are summarized below:

GCOA, one of whose physician owners is Dr. Leslie S. Matthews, paid service fees of approximately $5,900,000 (including approximately $4,400,000 in respect of reimbursed Clinic Expenses) to us in 1998. We lease the facilities utilized by GCOA from an entity of which Dr. Matthews is a partial owner. We paid approximately $500,000 under the lease in 1998, which was included in reimbursed Clinic Expenses as described above.

POA, one of whose physician owners is Dr. Richard E. Fleming, Jr., paid service fees of approximately $7,700,000 (including approximately $6,200,000 in respect of reimbursed Clinic Expenses) to us in 1998. We lease the facilities utilized by POA from an entity of which Dr. Fleming is a partial owner. We paid approximately $500,000 under the lease in 1998, which was included in reimbursed Clinic Expenses as described above.

Reconstructive Orthopaedic Associates II, P.C. ("ROA"), whose owners include Dr. Richard H. Rothman, the Chairman of the Board of Directors of SCN and a Director of SCN through December 14, 1998, paid service fees of approximately $7,000,000 (including approximately $5,000,000 in respect of reimbursed Clinic Expenses) to us in 1998.

3B Orthopaedics, Inc. ("3B Orthopaedics"), whose owners include Dr. Robert Booth, a Director of SCN through October 12, 1998, paid service fees of approximately $1,000,000 for the ten months ended October 31, 1998. Total service fees incurred by 3B Orthopaedics for the ten months ended October 31, 1998 were approximately $1,500,000. We are currently involved in legal proceedings with 3B Orthopaedics. (See further discussion in Item 3, Legal Proceedings).

TOC Specialists, P.L. ("TOC"), whose owners include Dr. Thomas C. Haney, a Director of SCN through June 5, 1998, paid service fees of approximately $3,500,000 (including approximately $2,900,000 in respect of reimbursed Clinic Expenses) to us for the six months ended June 30, 1998. The Company leases the facilities utilized by TOC from an entity of which Dr. Haney is a partial owner. We paid approximately $400,000 under the lease for the six months ended June 30, 1998, which was included in reimbursed Clinic Expenses as described above. We are currently involved in legal proceedings with TOC. (See Further discussion in Item 3, Legal Proceedings.)

Vero Orthopaedics II, P.A. ("VO"), whose owners include Dr. James L. Cain, a Director of SCN through August 31, 1998, paid service fees of approximately $1,500,000 (including approximately $1,000,000 in respect of reimbursed Clinic Expenses) to us for the eight months ended August 31, 1998. The Company leases certain of the facilities utilized by VO from an entity of which Dr. Cain is a partial owner. We paid approximately $100,000 under the lease for the eight months ended August 31, 1998, which was included in reimbursed Clinic Expenses as described above.

In 1997, we purchased 50% of the outstanding membership interests in West Central Ohio Group, Ltd. ("WCOG"), an Ohio limited liability company that was formed to construct an ambulatory surgery center in Lima, Ohio, from the physician owners of a practice affiliated with us (the "Ohio Physician Owners"). In addition, we agreed to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration (the "Contingent Consideration"). Our obligation to pay the Contingent Consideration was to terminate on September 2002. In March 1998, after the ambulatory surgery center received a permit to begin operations, we sold our one-half interest in WCOG to the Ohio Physician Owners for consideration of approximately $875,000 and the remaining one-half of our interest to Specialty Solutions, Inc. for consideration of $1,075,000. In connection with the sale, the Ohio Physician Owners also forgave our obligation to pay the Contingent Consideration. Kevin
J. Hicks, who subsequently became an executive officer of SCN, is an officer and 50% stockholder of Specialty Solutions, Inc.

During the third quarter of 1998, we acquired Provider Partnerships, Inc. ("PPI") in exchange for 420,000 shares of our common stock. PPI is a recently formed company that provides consulting services to hospitals to increase their operating performance, with a specific focus on the cardiac areas. Kevin J. Hicks, one of the principals of PPI, who was elected to serve as Executive Vice President-Provider Businesses of SCN, following this transaction.

During the latter part of 1998, the former stockholders of PPI raised certain issues relating to the transaction in which we acquired PPI. We have entered into an agreement in principle with the former PPI stockholders to resolve this matter. The agreement provides that we will form a new company that will own the HealthCareReportCards.com web site and other related internet products. (It is possible that, instead of a new company, our wholly-owned Health Care Report Cards, Inc. subsidiary will be subject to the following provisions.) With respect to the new company, the agreement in principle provides, among other things, for the following:

    o The former PPI stockholders will have a 25 percent ownership interest in the new company. Peter A. Fatianow, an employee of Specialty Care Network who developed a new product to be included in our healthcare rating web site, will own a five percent interest in the new company. The remainder will initially be owned by us.

    o The PPI stockholders' 25 percent ownership position will not be diluted unless certain events occur, including the reduction of our stock ownership interest below 50.1 percent after completion of an initial round of financing or below 55 percent following a subsequent round of financing.

    o Until their ownership interest in the new company is reduced below five percent, the PPI stockholders will have representation on the new company's Board of Directors proportionate to the amount of stock that they own. Certain corporate matters will require a supermajority vote of the board of directors.

    o We will facilitate financing to fund the operations of the new company. If we are unable to facilitate a financing of at least $4 million by December 31, 1999, we will transfer sufficient shares of the new company stock that we own so that the PPI stockholders will become the majority stockholders of the new company.

    o The new company will provide specified compensation to the former PPI stockholders (who will be employees of the new company), including, for Mr. Kevin Hicks, the greater of $100,000 per annum or an amount equal to Mr. Fatianow's salary.

    o We will guarantee payment of new company expenses until December 31, 1999 or, if sooner, the date the new company receives third party financing of $1 million.

    o The former PPI stockholders will have specified preemptive rights, tag-along rights and registration rights with respect to their new company shares.

    o We will sell most of the assets of PPI to the former PPI stockholders for nominal consideration. We will retain revenues from PPI contracts earned through March 31, 1999, and will fund up to a maximum of $500,000 of expenses of the PPI business through December 31, 1999.

    o The PPI stockholders will return the 420,000 shares of our common stock that they received in connection with our acquisition of PPI. We have agreed to reimburse the PPI stockholders for any tax liability they may incur with regard to the return of the shares.

    o The PPI stockholders will return the options to purchase 760,000 shares of our common stock that they now hold. (The stockholders surrendered their rights under these options in April 1999.)

    o The parties to the agreement will mutually release each other from claims relating to our acquisition of PPI.

The agreement in principle is subject to the preparation and execution of a definitive agreement. We are optimistic, but cannot assure, that a definitive agreement will be signed.

ITEM 14.  EXHIBIT INDEX

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                                  DESCRIPTION
        -------                                 -----------

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

         * 10.8+ Physician Liaison Agreement dated March 20, 1998 by and between Specialty Care Network, Inc. and Leslie S. Matthews,
                  M.D.

         21       Subsidiaries of the registrant.

         23       Consent of Ernst & Young LLP.

         27.1     Financial Data Schedule for the year ended December 31, 1998.

+ Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form. * Filed herewith

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPECIALTY CARE NETWORK, INC.

Date: May 5, 1999                       By /s/ Kerry R. Hicks
                                           ---------------------------
                                           Kerry R. Hicks
                                           President and Chief Executive Officer

                                 EXHIBIT INDEX


        EXHIBIT
        NUMBER                                  DESCRIPTION
        -------                                 -----------

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

         * 10.8+ Physician Liaison Agreement dated March 20, 1998 by and between Specialty Care Network, Inc. and Leslie S. Matthews,
                  M.D.

         21       Subsidiaries of the registrant.

         23       Consent of Ernst & Young LLP.

         27.1     Financial Data Schedule for the year ended December 31, 1998.

+ Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

* Filed herewith