Form 10-Q
period 1999-03-31
SPECIALTY CARE NETWORK INC
filed 1999-05-19
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -----------------

                                    FORM 10-Q

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  MARCH 31, 1999
                                -----------------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _________________

                         Commission file number   0-22019
                                                -----------

                          SPECIALTY CARE NETWORK, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                    62-1623449
------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO                80228
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code        (303) 716-0041
                                                   ----------------------------

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

      On April 30, 1999, 18,618,955 shares of the Registrant's common stock, $.001 par value, were outstanding.

                  Specialty Care Network, Inc. and Subsidiaries



                                      INDEX

PART I.  FINANCIAL INFORMATION:

Item 1.       Consolidated Condensed Balance Sheets -
              March 31, 1999 and December 31, 1998.......................................................1

              Consolidated Statements of Operations -
              Three Months Ended March 31, 1999 and 1998.................................................2

              Consolidated Condensed Statements of Cash Flows -
              Three Months Ended March 31, 1999 and 1998.................................................3

              Notes to Consolidated Condensed Financial Statements.......................................5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................8

Item 3.       Quantitative and Qualitative Disclosure About Market Risk ................................12

PART II.  OTHER INFORMATION:

Item 1.       Legal Proceedings.........................................................................13

Item 3.       Defaults Upon Senior Securities ..........................................................13

Item 6.       Exhibits and Reports on Form 8-K..........................................................13

                          PART I. FINANCIAL INFORMATION
                  Specialty Care Network, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets


                                                                                MARCH 31          DECEMBER 31
                                                                                  1999                1998
                                                                              ------------        ------------
                                                                              (Unaudited)

 ASSETS
 Cash and cash equivalents                                                    $  3,771,282        $  1,418,201
 Accounts receivable, net                                                       22,641,662          22,281,471
 Due from affiliated practices in litigation, net                                4,749,662           4,747,940
 Receivables from sales of affiliated practices' assets
     and execution of new service agreements                                          --             7,953,068
 Loans to physician stockholders                                                   569,533             521,355
 Prepaid expenses and other                                                      1,391,597           1,500,382
 Prepaid and recoverable income taxes                                            1,431,584           4,258,102
                                                                              ------------        ------------
 Total current assets                                                           34,555,320          42,680,519

 Property and equipment, net                                                     9,626,563          11,050,365
 Intangible assets, net                                                            130,824             134,319
 Management service agreements, net                                             12,264,000          13,153,048
 Advances to affiliates and other                                                  867,009             944,520
 Equity investment in and advances to investee                                   2,056,755                --
 Other assets                                                                    1,714,598           2,216,507
                                                                              ------------        ------------
 Total assets                                                                 $ 61,215,069        $ 70,179,278
                                                                              ============        ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current portion of capital lease obligations                                 $    229,712        $    244,446
 Accounts payable                                                                  375,356             785,649
 Accrued payroll, incentive compensation and related
    expenses                                                                     3,078,299           2,453,653
 Accrued expenses                                                                1,786,164           2,730,069
 Line-of-credit                                                                 44,377,377          52,925,000
 Due to affiliated physician practices                                           2,743,576           3,326,014
 Deferred income                                                                   514,466                --
 Deferred income taxes                                                             749,059           1,083,178
 Convertible debentures                                                            589,615             589,615
                                                                              ------------        ------------
 Total current liabilities                                                      54,443,624          64,137,624

 Capital lease obligations, less current portion                                   648,597             680,152
 Deferred income                                                                 1,035,991                --
                                                                              ------------        ------------
 Total liabilities                                                              56,128,212          75,189,755

 Stockholders' equity:
    Preferred stock, $0.001 par value, 2,000,000
      shares authorized, no shares issued or outstanding                              --                  --
    Common stock, $0.001 par value, 50,000,000
      shares authorized, 18,618,955 shares issued
      and outstanding in 1999 and 1998                                              18,619              18,619
 Additional paid-in capital                                                     67,011,806          66,993,627
 Accumulated deficit                                                           (57,979,895)        (57,687,071)
 Treasury stock                                                                 (3,963,673)         (3,963,673)
                                                                              ------------        ------------
 Total stockholders' equity                                                      5,086,857           5,361,502
                                                                              ------------        ------------
 Total liabilities and stockholders' equity                                   $ 61,215,069        $ 70,179,278
                                                                              ============        ============

 See accompanying notes to consolidated condensed financial statements

                  Specialty Care Network, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                   (Unaudited)


                                                    THREE MONTHS ENDED
                                                         MARCH 31
                                             --------------------------------
                                                  1999               1998
                                             ------------        ------------

 Revenue:
  Service fees                               $ 14,161,166        $ 17,213,803
  Other                                           311,712             806,566
                                             ------------        ------------
                                               14,472,878          18,020,369
 Costs and expenses:
  Clinic expenses                               9,575,632          12,234,547
  General and administrative
     expenses                                   3,553,977           2,642,150
 Litigation and other costs                     1,107,700                --
                                             ------------        ------------
 Income from operations                           235,569           4,383,750
 Other:
    Gain on sale of majority interest
       in a subsidiary                            221,258                --
    Gain on sale of equity investment                --             1,240,078
    Interest income                                63,338              61,320
    Interest expense                           (1,007,243)           (666,024)
                                             ------------        ------------
 (Loss) income before income taxes               (487,078)          3,779,046
 Income tax benefit (expense)                     194,254          (1,492,723)
                                             ------------        ------------
 Net (loss) income                           $   (292,824)       $  2,286,323
                                             ============        ============

 Net (loss) income per share (basic)         $      (0.02)       $       0.13
                                             ============        ============

 Weighted average shares
    outstanding (basic)                        16,494,704          17,731,273
                                             ============        ============

 Net (loss) income per share (diluted)       $      (0.02)       $       0.13
                                             ============        ============
 Weighted average shares
    outstanding (diluted)                      16,494,704          18,272,034
                                             ============        ============



        See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                       THREE MONTHS ENDED MARCH 31
                                                                        1999                 1998
                                                                    ------------        ------------

 OPERATING ACTIVITIES
 Net (loss) income                                                  $   (292,824)       $  2,286,323
 Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                       721,205             402,276
      Amortization                                                       892,543             776,551
      Gain on sale of subsidiary                                        (221,258)               --
      Gain on sale of equity investment                                     --            (1,240,078)
      Equity in earnings of investee                                     (14,884)               --
      Loss on disposal of assets                                          29,604                --
      Deferred income taxes                                             (334,119)            115,263
      Non-cash compensation expense-stock options                           --                27,501
      Changes in operating assets and liabilities, net of
        the non-cash effects of the acquisitions of the
        net assets of physician groups:
          Accounts receivable, net                                      (360,191)         (1,863,867)
          Due from affiliated practices in litigation                     (1,722)               --
          Prepaid expenses and other assets                              (34,366)           (962,893)
          Accounts payable and accrued expenses                       (1,211,600)            914,665
          Accrued payroll, incentive compensation and
          related expenses                                               644,761             (34,223)
          Income taxes payable and prepaid and
          recoverable income taxes, net                                2,826,518            (849,724)
          Due to physicians groups                                      (582,438)          1,352,445
          Deferred income                                              1,550,457                --
                                                                    ------------        ------------
 Net cash provided by operating activities                             3,611,686             924,239

 INVESTING ACTIVITIES
 Purchases of property and equipment                                    (701,625)         (2,799,729)
 Proceeds from sales of majority interest in a subsidiary
   and equity investments, net of cash                                   322,812           1,075,000
 Increase in other assets                                                (15,847)            (15,263)
 Increase in intangible assets                                              --               (90,138)
 Repayments from (advances to) affiliates                                 77,511          (1,061,339)
 Advances to investee                                                   (252,434)               --
                                                                    ------------        ------------
 Net cash used in investing activities                                  (569,583)         (2,891,469)

 FINANCING ACTIVITIES
 Proceeds from sales of affiliated practices
    assets and execution of new service agreements                     7,953,068                --
 Proceeds from line-of-credit agreement                                     --            13,225,000
 Principal repayments on line of credit agreement                     (8,547,623)               --
 Principal repayments on capital lease obligations                       (46,289)            (55,808)
 Loans to physician stockholders                                         (48,178)               --
 Repayments on loans to physician stockholders                              --                 4,004
 Exercise of common stock options                                           --               205,600
                                                                    ------------        ------------
 Net cash (used in) provided by financing activities                    (689,022)         13,378,796

 Net increase in cash and cash equivalents                             2,353,081          11,411,566
 Cash and cash equivalents at beginning of period                      1,418,201           3,444,517
                                                                    ------------        ------------
 Cash and cash equivalents at end of period                         $  3,771,282        $ 14,856,083
                                                                    ============        ============

                  Specialty Care Network, Inc. and Subsidiaries
           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                   (continued)


                                                                            THREE MONTHS ENDED MARCH 31,
                                                                               1999               1998
                                                                          ------------        ------------

 SUPPLEMENTAL CASH FLOW INFORMATION
 Interest paid                                                            $    825,133        $    684,131
                                                                          ============        ============

 (Refund received) income taxes paid                                      $ (2,686,653)       $  2,143,102
                                                                          ============        ============

 Supplemental schedule of noncash investing and
     financing activities
 Effects of the acquisitions of the net assets of physician groups:
      Assets acquired                                                     $       --          $ 21,654,833
      Liabilities assumed                                                         --              (252,977)
      Convertible note payable issued                                             --            (5,579,439)
      Due to physician group                                                      --           (11,239,000)
                                                                          ------------        ------------
       Common Stock issued to effect acquisitions                         $       --          $  4,583,417
                                                                          ============        ============


See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)

                                 March 31, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

DESCRIPTION OF BUSINESS

The Company is a health care management services company that provides practice management services to physicians in practices that focus on musculoskeletal care. Healthcare Report Cards, Inc. ("HRCI") was formed in September 1998 as a wholly-owned subsidiary of the Company. In November 1998, HRCI launched an Internet web site, HealthcareReportCards.com(TM), that rates the quality of outcomes at various hospitals for several medical procedures. In addition, in December 1998, Ambulatory Services, Inc., ("ASI") was formed as a wholly-owned subsidiary of the Company. ASI was formed to engage in the development and management of freestanding and in-office ambulatory surgery centers. The Company's wholly-owned subsidiary, Provider Partnerships, Inc. ("PPI"), provides consulting services to hospitals to increase their operating performance, with a specific focus on the cardiac area. However, the Company is currently involved in a dispute with the former stockholders of PPI. Management of the Company is exploring alternatives to terminate its relationship with PPI. (See Note 2 for discussion of the dispute with the former stockholders of PPI.) All significant intercompany balances and transactions have been eliminated in consolidation.

CHANGE IN ACCOUNTING ESTIMATE

In light of the Company's pending restructuring transaction, as well as numerous other factors in the physician practice management industry in general, during the fourth quarter of 1998, management undertook an evaluation of the carrying amount of its long-term service agreements pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. As a result of this evaluation, the Company recorded an impairment loss on its service agreements of approximately $94.6 million in December 1998. Additionally, as a result of management's evaluation of its long-term service agreements, commencing January 1, 1999, the Company reduced the amortization lives of its service agreements associated with practices affiliated with the Company which are not party to the pending restructuring transaction to five years from January 1, 1999. This change in accounting estimate resulted in an increase of approximately $252,000 over what amortization expense would have been for the three months ended March 31, 1999 on the above-mentioned service agreements subsequent to the impairment loss recorded in December 1998.

RECLASSIFICATIONS

Certain amounts in the Consolidated Statement of Operations and the Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 1998 have been reclassified in order to conform to the current presentation.

NOTE 2 - AGREEMENT IN PRINCIPLE WITH THE FORMER PPI STOCKHOLDERS

The Company has entered into an agreement in principle with the former PPI stockholders to resolve certain issues raised by the former stockholders of PPI relating to the transaction in which the Company acquired PPI. The agreement provides for the following:

o The Company will form a new company that will own the HealthCareReportCards.com web site and other related internet products. (It is possible that, instead of a new company, our wholly-owned Health Care Report Cards, Inc. subsidiary will be subject to the following provisions.) With respect to the new company, the agreement in principle provides, among other things, for the following:

    o The former PPI stockholders will have a 25 percent ownership interest in the new company. Peter A. Fatianow, an employee of Specialty Care Network, Inc. who developed a new product to be included in our healthcare rating web site, will own a five percent interest in the new company. The remainder will initially be owned by the Company.

    o The former PPI stockholders' 25 percent ownership position will not be diluted unless certain events occur, including the reduction of the Company's stock ownership interest below 50.1 percent after completion of an initial round of financing or below 55 percent following a subsequent round of financing.

    o Until their ownership interest in the new company is reduced below five percent, the former PPI stockholders will have representation on the new company's Board of Directors proportionate to the amount of stock that they own. Certain corporate matters will require a supermajority vote of the Board of Directors.

    o The Company will facilitate financing to fund the operations of the new company. If the Company is unable to facilitate a financing of at least $4 million by December 31, 1999, the Company will transfer sufficient shares of the new company stock that we own so that the former PPI stockholders will become the majority stockholders of the new company.

    o The new company will provide specified compensation to the former PPI stockholders (who will be employees of the new company).

o The Company will guarantee payment of the new company's expenses until December 31, 1999 or, if sooner, the date the new company receives third party financing of $1 million.

o The former PPI stockholders will have specified preemptive rights, tag-along rights and registration rights with respect to their new company shares.

o The Company will sell most of the assets of PPI to the former PPI stockholders for nominal consideration. The Company will retain the revenue from PPI contracts earned through March 31, 1999, and the Company will fund up to a maximum of $500,000 of expenses of the new business through December 31, 1999.

o The former PPI stockholders will return the 420,000 shares of the Company's common stock that they received in connection with the Company's acquisition of PPI. The Company has agreed to reimburse the former PPI stockholders for any tax liability they may incur with regard to the return of the shares.

o The former PPI stockholders will return options to purchase 760,000 shares of the Company's common stock that they now hold. (The former PPI stockholders waived their rights under these options in April 1999).

o The parties to the agreement will mutually release each other from claims relating to the Company's acquisition of PPI.

The agreement in principle is subject to the preparation and execution of a definitive agreement.

NOTE 3 - SALE OF MAJORITY INTEREST IN A SUBSIDIARY

During 1998, the Company formed SCN of Maryland, LLC, a limited liability corporation established to develop and operate an ambulatory surgery center in Baltimore, Maryland. In March 1999, the Company sold 68% of its interest in SCN of Maryland, LLC to certain physician owners of a practice affiliated with the Company for total consideration of $360,505. The sale resulted in a pre-tax gain of $221,258.

NOTE 4 - SEGMENT DISCLOSURES

     Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Physician Practice Management ("PPM") and Internet Services. PPM is the Company's base business which derives its revenue primarily from the management of physician practices. Internet Service's revenue is derived primarily from advertising related to an Internet web site that rates U.S. hospitals with respect to several medical specialties. The Company's other segment represents ambulatory surgery center services and health care consulting for the three months ended March 31, 1999.

     The Company uses net (loss) income before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

     Summary information by segment is as follows:

                                                                                As of and for the Three Months Ended
                                                                                               March 31
                                                                                     1999                     1998
                                                                                ---------------      ---------------
PPM
Revenue from external customers                                                 $    14,415,325      $    18,020,369
Interest income                                                                          63,338               61,320
Interest expense                                                                      1,007,243              666,024
Segment net (loss) income before income taxes                                          (291,095)           3,779,046
Segment assets                                                                       62,173,448          179,131,964
Segment asset expenditures                                                              678,075            2,811,106

INTERNET SERVICES
Revenue from external customers                                                 $        74,040      $            --
Segment net (loss) income before income taxes                                          (135,814)                  --
Segment assets                                                                          140,919                   --
Segment asset expenditures                                                               21,137                   --

OTHER
Revenue from external customers                                                 $       132,831      $            --
Equity in net income of unconsolidated affiliate                                         14,884                   --
Segment net (loss) income before income taxes                                           (58,317)                  --
Segment assets                                                                          111,138                   --
Segment asset expenditures                                                                2,413                   --

     A reconciliation of the Company's segment revenue, segment net (loss) income before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Condensed Financial Statements is as follows:

                                                                                As of and for the Three Months Ended
                                                                                               March 31,
                                                                                     1999                     1998
                                                                                ---------------      ---------------
REVENUE
Total for reportable segments                                                   $    14,489,365      $    18,020,369
Other revenue                                                                           (16,487)                  --
                                                                                ---------------      ---------------
Total consolidated revenue                                                      $    14,472,878      $    18,020,369
                                                                                ===============      ===============

(LOSS) INCOME BEFORE INCOME TAXES
Total net (loss) profit before tax for
  reportable segments                                                           $      (426,909)     $     3,779,046
Other net loss                                                                          (58,317)                  --
Adjustment                                                                               (1,852)                  --
                                                                                ---------------      ---------------
(Loss) income before income taxes                                               $      (487,078)     $     3,779,046
                                                                                ===============      ===============

ASSETS
Total assets for reportable segments                                            $    62,314,367      $   179,131,964
Other assets                                                                            111,138                   --
Elimination of investment in subsidiary                                              (1,210,436)                  --
                                                                                ---------------      ---------------
Consolidated total assets                                                       $    61,215,069      $   179,131,964
                                                                                ===============      ===============


     For each of the years presented, the Company's primary operations and assets were within the United States.

ITEM 2:
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the proposed restructuring,, the sufficiency of cash flows from operations, possible additional bank borrowings and issuance of equity or debt securities, anticipated capital expenditures, adequacy of Company efforts to address Year 2000 issues and cost of Year 2000 initiatives are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including changes in the proposed restructuring, abandonment of the proposed restructuring, failure of the stockholders to approve the proposed restructuring, unwillingness of the Company's lending bankers to restructure our credit arrangement, unavailability of bank or other debt or equity financings on acceptable terms, unanticipated expenditures, inadequacy of efforts to remediate Year 2000 issues, unanticipated costs related to Year 2000 initiatives and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, particularly under, "Risk Factors" in Item 1.

GENERAL

Specialty Care Network, Inc. is a health care management services company that provides practice management services to physicians. We also provide a health care rating internet site, HealthCareReportCards.com, that rates the quality of outcomes at various hospitals for several medical procedures. In addition, through our subsidiary, Ambulatory Services, Inc., we are establishing a business to be engaged in the development and management of freestanding and in-office ambulatory surgery centers.

We have entered into long-term service agreements with practices affiliated with us pursuant to which we, among other things, provide facilities and management, administrative and development services, and employ most non-physician personnel, in return for specified service fees. The operating expenses incurred by us include the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical practices of the affiliated practices and depreciation and amortization of assets. We seek to reduce certain operating expenses, as a percentage of net revenue, of the affiliates practices. The negotiated amounts of our service fee also affect operating expenses, measured as a percentage of net revenue. In addition to the operating expenses discussed above, we incur personnel and administrative expenses in connection with our corporate offices, which provide management, administrative and development services to the affiliated practices.

RESTRUCTURING TRANSACTION

In March 1999, we entered into restructuring agreements with ten of our affiliated practices. The agreements:

    o Provide for the repurchase by affiliated physicians or affiliated practices of practice assets and for new management service arrangements in exchange for cash and/or common stock;

    o Limit management services provided to the affiliated practices by us under our service agreements;

    o   Reduce the term of our service agreements with the affiliated practices;
        and

    o   Lower service fees paid to us by the affiliated practices.

The purchase price paid to us will consist of payments for the book value of the assets to be purchased by the practices, less the practice liabilities as of the closing date of the transaction and payments for the execution of a management services agreement to replace the existing management services arrangement. The restructure transaction is subject to several conditions, including shareholder approval. On May 13, 1999 we received consent from our bank syndicate for the restructuring transaction, subject to the following conditions:

    o The transaction with the ten affiliated practices closes on or before June 15, 1999;
    o No change occurring in the terms and conditions of the restructuring transaction;
    o The outstanding balance under the credit facility being paid down to $22,000,000 simultaneously with the closing of the transaction;
    o The payment of a consent fee to the bank syndicate of 2% of the outstanding principal balance of the credit facility on June 16, 1999. (However, if the outstanding balance under the credit facility is less than $12,500,000 on June 16, 1999, no consent fee will be due); and
    o The pledge of all additional collateral in any subsidiaries owned by us and not previously pledged.

If the restructuring transaction is completed, the Company expects to reacquire 3,786,957 shares of its common stock and have the ability to reduce its indebtedness by approximately $17.6 million (subject to adjustment), including $0.6 million through cancellation of an outstanding convertible debenture. In addition, we anticipate that at least a portion of the approximately $6 million in prepaid service fees will also be applied to the payment of our bank indebtedness.

MODIFICATION OF ARRANGEMENTS WITH FOUR PRACTICES

Near the end of 1998, we entered into transactions with four of our affiliated practices. In these transactions, we sold to each of the practices accounts receivable, fixed assets and certain other assets relating to the respective practices and replaced the original management service arrangements with new arrangements. Under the management services agreements, which terminate at certain dates between November 2001 and March 2003, we provide substantially reduced services to the practices, and the practices pay significantly reduced service fees. These transactions were closed effective December 31, 1998. As a result of the completion of these four transactions, we reacquired 2,124,959 shares of our common stock and reduced our outstanding indebtedness at December 31, 1998 by approximately $5.5 million through the cancellation of a convertible note with one of the affiliated practices. Additionally, during the first quarter of 1999, we used the proceeds from the completion of these four transactions to reduce the amount outstanding under our credit facility by approximately $8.5 million.

ACCOUNTING TREATMENT

Commencing January 1, 1999, costs of obtaining long-term service agreements for practices affiliated with U.S. which are not party to the restructuring transaction, are amortized using the straight-line method over estimated lives of five years from January 1, 1999. This change in accounting estimate resulted in an increase of approximately $252,000 over what amortization expense would have been on the above-mentioned service agreements for the three months ended March 31, 1999 subsequent to the impairment loss recorded in December 1998. (See
Note 1 to the Consolidated Condensed Financial Statements for discussion of the change in accounting estimate related to our long-term management service agreements). Under the service agreements between us and each of the affiliated practices, we have the exclusive right to provide management, administrative and development services during the term of the agreement.

RESULTS OF OPERATIONS

Revenue. Our service fees revenue, including reimbursement of clinic expenses, decreased by $3.0 million to $14.2 million for the three months ended March 31, 1999, compared to $17.2 million for the same period in 1998. This decrease was primarily the result of the reduced service fees received by us due to the modification of arrangements with four practices as described above. We no longer pay clinic expenses with respect to the four practices; as a result, we are not reimbursed for such expenses. Other revenue for the three months ended March 31, 1999 was approximately $312,000 compared to $807,000 for the same period in 1998. This decrease is primarily the result of revenue from business consulting fees and other miscellaneous revenue received in 1998.

Clinic expenses and general and administrative expenses. For the three months ended March 31, 1999, total clinic expenses were $9.6 million compared to $12.2 million for the same period of 1998. This decrease was primarily the result of the elimination of our payment of clinic expenses due to the modification of arrangements with four practices as further described above. General and administrative expenses increased by $1.0 million to $3.6 million for the three months ended March 31, 1999, compared to $2.6 million for the same period in 1998. The increase in general and administrative expenses is primarily the result of the increased amortization expense related to the change in accounting estimate described above as well as expenses incurred by us related to subsidiaries formed and/or acquired during 1998.

Litigation and other costs. We are currently involved in disputes with TOC Specialists, P.L., The Specialists Orthopaedic Medical Corporation and 3B Orthopaedics, P.C., which are practices affiliated with us. As a result of these disputes, we incurred approximately $830,000 in expenses directly related to these disputes for the three months ended March 31, 1999. In addition, we incurred approximately $280,000 in legal and other consulting fees associated with the negotiation of a restructuring transaction with ten of our affiliated practices.

Gains on sales. In March 1998, we sold our entire interest in West Central Ohio Group Ltd., an Ohio limited liability company, for a pre-tax gain of approximately $1.2 million. In March 1999, we sold 68% of our interest in SCN of Maryland, LLC to certain physician owners of a practice affiliated with us for total consideration of approximately $360,000. The sale resulted in a pre-tax gain of approximately $220,000.

Interest expense. During the three months ended March 31, 1999, we incurred interest expense of $1.0 million compared to $0.7 million for the same period of 1998. The increase is primarily the result of additional borrowings of approximately $13.2 million under our bank credit facility, which were used to fund our affiliation transaction with Orlin & Cohen Associates LLP, which was effective March 31, 1998, as well as other borrowings made to fund the purchase of ancillary equipment for installation at affiliated practices. At March 31, 1999, $44.4 million was outstanding under the credit facility.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, we had a working capital deficit of approximately $19.9 million, a decrease of $1.6 million from $21.5 million as of December 31, 1998. For the first three months of 1999, cash flow provided by operations was $3.6 million compared to cash flow provided by operations of $.9 million for the same period of 1998.

During the three months ended March 31, 1999, we received an income tax refund of approximately $2.7 million related to the overpayment of 1998 estimated taxes. Additionally, we received approximately $8.0 million from the sales of affiliated practices, assets and execution of new service agreements and $1.6 million in prepayment of service fees for the new service agreements related to the modification arrangements with four practices described above. We used the proceeds from the modification arrangements to pay down our credit facility by approximately $8.5 million during the first quarter of 1999.

As of March 31, 1999 and December 31, 1998, we were not in compliance with certain of the financial ratio covenants required by our credit facility. As a result of the non-compliance with certain financial ratio covenants, we are in default under the terms of the credit facility. In the event of default, the terms of the credit facility provide that the bank syndicate can immediately terminate its obligation to make further advances under the respective commitments and/or declare our outstanding debt under the credit facility to be immediately due and payable. Accordingly, the total amount outstanding under the credit facility of approximately $44.4 million has been included in our Consolidated Condensed Balance Sheet as a current liability at March 31, 1999. The bank syndicate notified us in December 1998 that it was suspending any further advances under the credit facility. We are currently negotiating with the bank syndicate to restructure our credit arrangement.

The issues described above raise substantial doubt about our ability to continue as a going concern. Management intends to address these issues through a restructuring transaction involving ten of our affiliated practices, which is intended to substantially reduce our outstanding debt and allow management to pursue the development of a health care rating internet site and our ambulatory surgery center business. The proposed restructuring transaction, which is subject to several conditions, including approval by our stockholders, is more fully described above under "Restructuring Transaction." Additionally, management believes that the cash flow from operations will be sufficient to fund our operations at the current level for the next twelve months. However, we are incurring significant legal fees and other costs related to pending litigation with three of our affiliated practices and the proposed restructuring. We anticipate that we will require additional funds to finance capital expenditures relating to expansion of our business. We expect that capital expenditures during 1999 will relate primarily to (i) the development of our surgery center business, (ii) expansion and replacement of medical and office equipment for the affiliated practices not restructuring, and (iii) the purchase of equipment to expand our computer capabilities. The availability and terms of any financing will depend on market and other conditions. We cannot assure that sufficient funds will be available on terms acceptable to us, if at all.

Pursuant to the service agreements with the affiliated practices, we purchase, subject to adjustment, the accounts receivable of the affiliated practices monthly. The purchase price for such accounts receivable generally equals the gross amounts of the accounts receivable recorded each month, less adjustments for contractual allowances, allowances for doubtful accounts and other potentially uncollectible amounts based on the practice's historical collection experience, as determined by us. However, we and certain affiliated practices are currently making periodic adjustments so that amounts paid by us for the accounts receivable are adjusted upwards or downwards based on our actual collection experience. We expect to use working capital to fund our obligation to purchase, subject to adjustment, the accounts receivable on an ongoing basis. No adjustments are made to reflect financing costs related to the carrying of such receivables by us.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Because we are in default under our credit facility, amounts outstanding under the credit facility bear interest at the prime lending rate plus .5%. As a result, this debt is subject to fluctuations in the market which affect the prime rate.

There were no significant changes to market risk from what was reported in
Item 7A in our Annual Report on Form 10-K for the year ended December 31, 1998.

PART II.          OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

On January 4, 1999, Mid-Atlantic Orthopaedic Specialists, P.C., ("MAOS") one of our affiliated practices, gave us notice that they intended to terminate the service agreement between us and the practice based on our material default in the performance of our duties and obligations imposed upon us by the service agreement. Under the terms of our service agreements, in the event that an affiliated practice asserts a material default under the service agreement, we have sixty days in which to cure any such default. In our response letter to the practice, we informed the practice that we did not believe that we were in material default under the service agreement and that in any event the practice had failed to give us adequate notice of a material default in order to give us a reasonable opportunity to cure any specific default within the sixty-day period provided for in the service agreement. After reviewing this matter in detail, we continue to believe that we are not in material default under the terms of our service agreement with MAOS.

On May 7, 1999, we filed a declaratory judgment action in the U.S. District Court for the District of Colorado against MOAS, seeking a determination and adjudication of the rights and liabilities of the parties under the merger agreement and service agreement. We have also sought a declaration confirming that we have not materially breached the service agreement and that MAOS is not entitled to terminate that agreement. The complaint may be amended to assert additional causes of action against MAOS.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

The Company is currently not in compliance with certain of the financial ratio covenants required by its credit facility. As a result of this non-compliance with certain financial ratio covenants, it is in default under the terms of the credit facility. (See further discussion in Part I - Financial Information, Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations).

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits -- The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

11                Statement re: computation of per share earnings
27                Summary financial data schedule

    (b) Reports on Form 8-K. During the period covered by this report, the Company filed a Form 8-K with the Commission on January 15, 1999 reporting information under Items 2 and 7. This report, dated December 31, 1998, included unaudited pro forma consolidated financial statements of the Company and subsidiaries for the year ended December 31, 1997 and for the nine months ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SPECIALTY CARE NETWORK, INC.



Date:    May 18, 1999                        By:    /s/ D. Paul Davis
       ------------------------------             -----------------------------
                                                  D. Paul Davis
                                                  Senior Vice President, Finance
                                                  (Chief Financial Officer)

                  Specialty Care Network, Inc. and Subsidiaries


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------

  11                Computation of Per Share Earnings

  27                Summary Financial Data Schedule