Form 10-Q
period 1999-06-30
SPECIALTY CARE NETWORK INC
filed 1999-08-16
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  June 30, 1999
                               -------------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to

                         Commission file number 0-22019


                          SPECIALTY CARE NETWORK, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


DELAWARE                                                              62-1623449
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

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

     On July 31, 1999, 12,429,197 shares of the Registrant's common stock, $.001 par value, were outstanding.

                  Specialty Care Network, Inc. and Subsidiaries

                                      INDEX


PART I.  FINANCIAL INFORMATION:

Item 1.       Consolidated Condensed Balance Sheets -
              June 30, 1999 and December 31, 1998 ......................................................   1

              Consolidated Statements of Income -
              Three Months Ended June 30, 1999 and 1998
              Six Months Ended June 30, 1999 and 1998 ..................................................   2

              Consolidated Condensed Statements of Cash Flows -
              Six Months Ended June 30, 1999 and 1998 ..................................................   3

              Notes to Consolidated Condensed Financial Statements .....................................   5

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ......................................................   9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk ................................  15

PART II.  OTHER INFORMATION:

Item 3.       Defaults Upon Senior Securities ..........................................................  16

Item 4.       Submission of Matters to a Vote of Security Holders ......................................  16

Item 6.       Exhibits and Reports on Form 8-K .........................................................  16

                          PART I. FINANCIAL INFORMATION

                  Specialty Care Network, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets


                                                               JUNE 30         DECEMBER 31
                                                                1999              1998
                                                            ------------      ------------
                                                            (Unaudited)
ASSETS
Cash and cash equivalents                                   $  1,271,279      $  1,418,201
Restricted cash                                                3,732,101                --
Accounts receivable, net                                       1,120,445        22,281,471
Due from affiliated practices in litigation, net               2,917,384         4,747,940
Receivables from sales of affiliated practices assets
   and execution of new service agreements                     3,928,411         7,953,068
Loans to physician stockholders                                  306,499           521,355
Note receivable from investee                                    136,935                --
Prepaid expenses and other                                       731,236         1,500,382
Prepaid and recoverable income taxes                           2,192,402         4,258,102
                                                            ------------      ------------
Total current assets                                          16,336,692        42,680,519

Property and equipment, net                                    3,974,326        11,050,365
Intangible assets, net                                            19,905           134,319
Management service agreements, net                             2,299,360        13,153,048
Advances to affiliates and other                                 847,852           944,520
Equity investment in and advances to investee                    407,308                --
Note receivable from investee, less current portion            1,983,683                --
Other assets                                                     953,294         2,216,507
                                                            ------------      ------------
Total assets                                                $ 26,822,420      $ 70,179,278
                                                            ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of capital lease obligations                $     49,148      $    244,446
Accounts payable                                                 262,222           785,649
Accrued payroll, incentive compensation and related
   expenses                                                      654,487         2,453,653
Accrued expenses                                               1,907,640         2,730,069
Line-of-credit                                                19,752,192        52,925,000
Due to affiliated physician practices                                 --         3,326,014
Deferred income                                                2,115,547                --
Deferred income taxes                                                 --         1,083,178
Convertible debentures                                                --           589,615
                                                            ------------      ------------
Total current liabilities                                     24,741,236        64,137,624

Capital lease obligations, less current portion                   96,494           680,152
Deferred income                                                1,264,513                --
                                                            ------------      ------------
Total liabilities                                             26,102,243        64,817,776


Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding               --                --
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 18,618,955 shares
     issued and outstanding in 1999 and
     1998, respectively                                           18,619            18,619
   Additional paid-in capital                                 67,032,678        66,993,627
Accumulated deficit                                          (55,810,822)      (57,687,071)
Treasury stock                                               (10,520,298)       (3,963,673)
                                                            ------------      ------------
Total stockholders' equity                                       720,177         5,361,502
                                                            ============      ============
Total liabilities and stockholders' equity                  $ 28,822,420      $ 70,179,278
                                                            ============      ============

See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)



                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                         JUNE 30                              JUNE 30
                                              ------------------------------------------------------------------
                                                  1999              1998              1999              1998
                                              ------------      ------------      ------------      ------------
Revenue:
 Service fees                                 $  7,725,330      $ 19,270,799      $ 21,886,496      $ 36,484,602
 Other                                             147,654           467,833           459,366         2,514,477
                                              ------------      ------------      ------------      ------------
                                                 7,872,984        19,738,632        22,345,862        38,999,079
Costs and expenses:
 Clinic expenses                                 4,866,822        13,489,202        14,442,454        25,723,749
 General and administrative expenses             2,397,384         3,379,811         5,829,987         6,021,961
 Production, content and
   product development                             445,138                --           556,785                --
 Litigation and other costs                      2,245,833                --         3,363,260                --
                                              ------------      ------------      ------------      ------------
(Loss) income from operations                   (2,082,193)        2,869,619        (1,846,624)        7,253,369
Other:
   Gain on sale of assets, amendment
    and restatement of service
    agreements, and litigation
    settlement                                   3,531,758                --         3,531,758                --
   Gain on sale of minority interest
    in subsidiary                                       --                --           221,258                --
   Interest income                                  97,158            56,856           160,496           118,176
   Interest expense                               (879,743)         (977,679)       (1,886,986)       (1,643,703)
                                              ------------      ------------      ------------      ------------
Income before income taxes                         666,980         1,948,796           179,902         5,727,842
Income tax benefit (expense)                     1,502,093          (734,514)        1,696,347        (2,227,237)
                                              ------------      ------------      ------------      ------------
Net income                                    $  2,169,073      $  1,214,282      $  1,876,249      $  3,500,605
                                              ============      ============      ============      ============
Net income per common share
(basic)                                       $       0.14      $       0.07      $       0.12      $       0.19
                                              ============      ============      ============      ============
Weighted average common shares
outstanding (basic)                             15,686,434        18,197,911        16,031,953        17,965,904
                                              ============      ============      ============      ============
Net income per common share (diluted)         $       0.13      $       0.07      $       0.11      $       0.19
                                              ============      ============      ============      ============
Weighted  average number of common shares
and common share
equivalents used in computation
(diluted)                                       16,388,548        18,579,726        16,383,102        18,427,192
                                              ============      ============      ============      ============

See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                SIX MONTHS ENDED JUNE 30
                                                                 1999              1998
                                                             ------------      ------------
OPERATING ACTIVITIES
Net income                                                   $  1,876,249      $  3,500,605
Adjustments to reconcile net income to net cash provided
by operating activities:
       Depreciation                                             1,230,566           913,768
       Amortization                                             1,279,418         1,791,428
       Gain on sale of subsidiary                                (221,258)               --
       Gain on sale of equity investment                       (3,531,758)       (1,228,701)
       Equity in loss of investee                                  18,978                --
       Loss on disposal of assets                                  29,604                --
       Deferred income tax                                     (1,083,178)         (301,914)
       Non-cash compensation expense-stock options                     --            55,002
       Changes in operating assets and liabilities, net of
        the non-cash effects of the acquisitions of the
        net assets of physician groups:
         Accounts receivable, net                               3,251,158        (2,795,694)
         Due to affiliated practices in litigation             (1,358,716)               --
         Prepaid expenses and other assets                         89,525        (1,000,249)
         Accounts payable and accrued expenses                 (1,351,934)          (23,864)
         Accrued payroll, incentive compensation and
           related expenses                                       113,204            (7,766)
         Income taxes payable and prepaid and
           recoverable income taxes, net                        2,065,700        (1,155,083)
         Due to affiliated physician practices                 (3,121,548)        1,668,787
         Deferred income                                        3,380,060                --
                                                             ------------      ------------
Net cash provided by operating activities                       2,666,070         1,416,319

INVESTING ACTIVITIES
Purchases of property and equipment                              (846,413)       (4,807,318)
Proceeds from sale of medical equipment                           925,185                --
Proceeds from sale of majority interest in a subsidiary
   and equity investments, net of cash                            322,812         1,075,000
Increase in other assets                                          (38,708)          (16,472)
Increase in intangible assets                                          --           (92,998)
Repayments from (advances to) affiliates                           58,354        (1,473,226)
Advances to investee                                             (757,467)               --
Acquisition of physician groups                                        --       (11,549,305)
                                                             ------------      ------------
Net cash used in investing activities                            (336,237)      (16,864,319)

FINANCING ACTIVITIES
Proceeds from sales of affiliated practices
   assets and execution of new service agreements              34,388,567                --
Cash restricted for repayment of line-of-credit                (3,732,101)               --
Proceeds from line-of-credit agreement                                 --        13,225,000
Principal repayments on line of credit agreement              (33,172,808)               --
Principal repayments on capital lease obligations                 (47,686)         (118,431)
Loans to physician stockholders                                   (48,178)         (130,269)
Repayments on loans to physician stockholders                     135,451                --

                  Specialty Care Network, Inc. and Subsidiaries

           Consolidated Condensed Statements of Cash Flows (Unaudited)
                                   (continued)


Exercise of common stock options                                           $         --      $    231,350
                                                                           ------------      ------------
Net cash (used in) provided by financing
   Activities                                                                (2,476,755)       13,207,650

Net decrease in cash and cash equivalents                                      (146,922)       (2,240,350)
Cash and cash equivalents at beginning of period                              1,418,201         3,444,517
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $  1,271,279      $  1,204,167
                                                                           ============      ============


                                                                              SIX MONTHS ENDED JUNE 30
                                                                               1999              1998
                                                                           ------------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                              $  1,761,817      $  1,545,610
                                                                           ============      ============
(Refund received) income taxes paid                                        $ (2,678,869)     $  3,596,309
                                                                           ============      ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
     EFFECTS OF THE ACQUISITIONS OF THE NET ASSETS OF PHYSICIAN GROUPS:
     Assets acquired                                                       $         --      $ 21,992,643
     Liabilities assumed                                                             --          (280,482)
     Convertible note payable issued                                                 --        (5,579,439)
     Cash outlay                                                                     --       (11,549,305)
                                                                           ------------      ------------
        Common stock issued to effect acquisitions                         $         --      $  4,583,417
                                                                           ============      ============

SALE OF ASSETS AND RESTRUCTURE OF SERVICE AGREEMENTS:
Assets disposed of                                                         $(37,676,456)     $         --
Liabilities transferred                                                       3,698,064                --
Convertible debenture forgiven                                                  589,615                --
Treasury stock acquired                                                       6,556,625                --
Receivable from affiliated practices                                          3,928,411                --
Cash received                                                                26,435,499                --
                                                                           ------------      ------------
Gain on sale of assets, amendment and restatement
  of service agreements, and litigation settlement                         $  3,531,758      $         --
                                                                           ============      ============

SALE OF SUBSIDIARY:
Liabilities assumed                                                        $   (343,832)     $         --
Assets disposed of                                                               (9,619)               --
Note receivable                                                                 172,200                --
                                                                           ------------      ------------
Loss on sale                                                               $   (181,251)     $         --
                                                                           ============      ============



See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries

        Notes to Consolidated Condensed Financial Statements (Unaudited)

                                  June 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Beginning with the second quarter of 1999, the Company began incurring costs related to the production, content and product development related to the development and support of its HealthGrades.com web site. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and operations expense) are expensed as incurred. Total costs for the three and six months ended June 30, 1999 were $455,000 and $557,000, respectively.

DESCRIPTION OF BUSINESS

Specialty Care Network, Inc. is a health care management service company that provides practice management services to physicians in practices that focus on musculoskeletal care. Healthcare Report Cards, Inc. ("HRCI") was formed in September 1998 as a wholly-owned subsidiary of the Company. In November 1998, HRCI launched an Internet web site, HealthcareReportCards.com(TM), that rated the quality of outcomes at various hospitals for several medical procedures. In June 1999, the Company formed HealthGrades.com, Inc. ("HGI"), as a majority-owned subsidiary of the Company, which succeeded to and expanded on the operations of HRCI. HGI completed the expansion and redesign of the HRCI Internet web site with the launch of its new web site, HealthGrades.com(TM) on August 4, 1999. HealthGrades.com rates the performance of hospitals, physcians and health plans across the United States. The Company's wholly-owned subsidiary, Provider Partnerships, Inc. ("PPI"), which provided consulting services to hospitals, was sold to the former stockholders of PPI in June 1999 as part of an agreement reached between the Company and the former PPI stockholders to resolve a dispute between the Company and the former PPI stockholders. In addition, as part of this agreement, the former PPI stockholders were given a minority interest in HGI. (See Note 2 for discussion of the agreement between the Company and the former PPI stockholders). Ambulatory Services, Inc., ("ASI"), a wholly-owned subsidiary of the Company, owns an interest in, and manages an ambulatory surgery center.


NOTE 2 - AGREEMENT IN PRINCIPLE WITH THE FORMER PPI STOCKHOLDERS

In June 1999, the Company entered into an agreement with the former PPI stockholders to resolve certain issues raised by the former stockholders of PPI relating to the transaction in which the Company acquired PPI. The following is a summary of the significant terms of the agreement:

o The Company formed a new company, HealthGrades.com, Inc. ("HGI"), that owns the HealthCareReportCards.com web site and other related internet products. With respect to HGI, the agreement provides, among other things, for the following:

     o The Company will facilitate financing to fund the operations of HGI. If the Company is unable to facilitate a financing of at least $4 million by December 31, 1999, the Company will transfer sufficient shares of HGI stock that the Company owns so that the former PPI stockholders will become the majority stockholders of HGI.

     o The former PPI stockholders and Peter A. Fatianow, an employee of Specialty Care Network, Inc. who developed a new product included in the healthcare rating web site, own a minority interest in HGI. The Company owns the remainder.

     o The former PPI stockholders' 25 percent position will not be diluted below 25 percent unless certain events occur, including the reduction of the Company's stock ownership interest below 50.1 percent after completion of an initial round of financing or below 55 percent following a subsequent round of financing.

     o Until their ownership interest in HGI is reduced below five percent, the former PPI stockholders are entitled to representation on HGI's Board of Directors generally proportionate to the amount of stock that they own. Certain corporate matters require a supermajority vote of the Board of Directors.

o The former PPI stockholders have specified preemptive rights, tag-along rights and registration rights with respect to their HGI shares.

o The Company sold most of the assets of PPI to the former PPI stockholders for notes receivable totaling $172,200. The Company will fund up to a maximum of $344,000 of expenses of HGI for the period July 1, 1999 through December 31, 1999.

o The former PPI stockholders waived their rights under options to purchase 760,000 shares of the Company's common stock that they previously held.

o The parties to the agreement mutually released each other from claims relating to the Company's acquisition of PPI.

NOTE 3 - RESTRUCTURE AND OTHER TRANSACTIONS

RESTRUCTURING TRANSACTION

Effective June 15, 1999, the Company closed its previously announced restructuring transaction through nine separate restructure agreements involving the following nine practices: Floyd R. Jaggears, Jr., M.D., P.C., II; Riyaz H. Jinnah, M.D., II, P.A.; The Orthopaedic and Sports Medicine Center, II, P.A.; Orthopaedic Associates of West Florida, P.A.; Orthopaedic Institute of Ohio, Inc.; Orthopaedic Surgery Centers, P.C. II; Princeton Orthopaedic Associates, II, P.A.; Reconstructive Orthopaedic Associates, II, P.C.; and Steven P. Surgnier, M.D., P.A., II.

Under the restructure agreements, the Company transferred, with respect to each practice, all of the accounts receivable relating to the practice; tangible and intangible assets purchased or acquired by the Company in respect of the practice, other than those disposed of in the ordinary course of business since the date the Company affiliated with the practice; all prepaid expenses relating to the practice; all inventory relating to the practice; and all other assets relating to the practice. The amount payable to the Company from each practice and its physician owners for the assets sold to the practice generally equals the sum of (1) the book value of the accounts receivable relating to the practice on the effective date of closing; (2) the book value of all fixed assets and other capital assets relating to the practice on the effective date of closing; (3) the book value of all prepaid expenses relating to the practice on the effective date of closing; (4) the book value of all notes and other receivables the physician owners of the practice owed to the Company on the effective date of closing; and (5) the cash balance of the practice's deposit account on the effective date of closing, reduced by the book value of the liabilities and obligations relating to the practice on the effective date of closing.

In addition, the Company and each of the practices and their physician owners entered into a management services agreement to replace the existing service arrangement. As consideration for the Company's entry into the management services agreement, the practices and their physician owners either paid the Company an additional amount of cash, or paid cash and returned to the Company shares of the Company's common stock.

Under the management services agreements, the Company provides only limited services to the practices. In addition, the terms of the management services arrangements have been reduced, generally from forty year terms to five year terms beginning from the initial affiliation date of the affected practice; the management services agreements expire at various times between one year after closing of the restructuring transaction and September 10, 2002. The practices pay reduced service fees to the Company. Six of the practices pay monthly service fees, while three paid a lump sum fee in connection with the closing of the restructuring transaction, in lieu of the monthly fee obligation.

The Company received approximately $17.8 million in payment for the restructuring transaction. Of this amount, approximately $17.1 million was used to reduce outstanding indebtedness.

The Company is completing, with respect to each practice, an unaudited balance sheet that sets forth the net book value of the assets purchased by the practice and the liabilities assumed by the practice as of the date of closing of the transaction. The purchase price will be adjusted based on the amount of such net assets and liabilities.

OTHER TRANSACTIONS

Effective June 14, 1999, the Company entered into a termination agreement with Ortho-Associates, P.A. d/b/a Park Place Therapeutic Center ("PPTC"), which terminated the affiliation of PPTC with the Company. The consideration paid to the Company consisted of payment for the tangible book value of assets relating to PPTC and payment for the termination of the service agreement. In connection with the termination agreement, the Company received a cash payment of $8,700,000. Additionally, warrants to purchase approximately 545,000 shares of Company common stock held by PPTC were canceled. The consideration paid to the Company is subject to adjustment based on a calculation of the tangible book value of practice assets as of June 14, 1999.

Also effective June 16, 1999, the Company entered into a settlement agreement with TOC Specialists, PL ("TOC") that resolves all legal disputes and litigation between the Company and TOC. In connection with the settlement agreement, the Company received a cash payment of $3,500,000 and 760,000 shares of the Company's common stock in consideration for the tangible book value of the TOC assets and the termination of the service agreement.

The Company used the entire $12,200,000 of cash consideration received in these transactions to reduce outstanding indebtedness.

As of June 30, 1999, approximately $3.7 million of the cash received from the restructure transaction was restricted for the reduction of the Company's outstanding bank indebtedness. The cash was used to reduce our bank indebtedness in July 1999. As of August 14, 1999, the Company has reduced outstanding bank indebtedness to approximately $14.2 million. Additionally, the Company has reduced the total number of its common shares outstanding to approximately 12.4 million.

NOTE 4 - SALE OF MAJORITY INTEREST IN A SUBSIDIARY

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

NOTE 5 - SEGMENT DISCLOSURES

     Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Physician Practice Management ("PPM") and Internet Services. PPM is the Company's base business which derives its revenue primarily from the management of physician practices. Internet Service's revenue is derived primarily from advertising related to an Internet web site that rates the performance of hospitals, physicians and health plans across the United States. The Company's other segment represents ambulatory surgery center services and health care consulting for the three and six months ended June 30, 1999.

     The Company uses net (loss) income before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

     Summary information by segment is as follows:


                                                  AS OF AND FOR THE THREE MONTHS ENDED       AS OF AND FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                                  JUNE 30,
                                                       1999                 1998                 1999                 1998
                                                  ---------------      ---------------       --------------      --------------
PPM
Revenue from external customers                     $                  $
Interest income
Interest expense
Segment net income before income taxes
Segment assets
Segment asset expenditures

INTERNET SERVICES
Revenue from external customers                     $                  $         --
Segment net (loss) income before income taxes                                    --
Segment assets                                                                   --
Segment asset expenditures                                                       --

OTHER
Revenue from external customers                     $                  $         --
Interest income
Equity in net income of unconsolidated affiliate                                 --
Segment net (loss) income before income taxes                                    --
Segment assets                                                                   --
Segment asset expenditures                                                       --

    A reconciliation of the Company's segment revenue, segment net income before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Condensed Financial Statements is as follows:

                                             AS OF AND FOR THE THREE MONTHS ENDED      AS OF AND FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                                 JUNE 30,
                                                  1999                 1998                1999                 1998
                                              ------------         ------------        ------------         ------------
PPM
Revenue from external customers               $  7,822,094         $ 20,978,710        $ 22,237,419         $ 38,999,079
Interest income                                     54,462               56,856             117,800              118,176
Interest expense                                   879,743              977,679           1,886,986            1,643,703
Segment net income before income taxes           2,149,004            1,948,796           1,857,909            5,727,842
Segment assets                                  28,968,497          168,023,700          26,968,497          168,023,700
Segment asset expenditures                          68,680            1,996,212             746,755            4,807,318

INTERNET SERVICES
Revenue from external customers               $     62,752         $         --        $    136,792         $         --
Segment net loss before income taxes              (794,951)                  --            (930,765)                  --
Segment assets                                     340,870                   --             340,740                   --
Segment asset expenditures                          78,521                   --              99,658                   --

OTHER
Revenue from external customers               $         --         $         --        $    132,831         $         --
Interest income                                     27,812                   --              42,696                   --
Equity in net loss of investee                     (33,862)                  --             (18,978)                  --
Segment net loss before income taxes              (749,763)                  --            (638,625)                  --
Segment assets                                   2,232,298                   --           2,232,298                   --
Segment asset expenditures                              --                   --                  --                   --


                                             AS OF AND FOR THE THREE MONTHS ENDED      AS OF AND FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                                 JUNE 30,
                                                  1999                 1998                1999                 1998
                                              ------------         ------------        ------------         ------------

REVENUE
Total for reportable segments                 $  7,884,846         $ 20,978,710        $ 22,374,211         $ 38,999,079
Other revenue                                      (11,862)                  --             (28,349)                  --
                                              ------------         ------------        ------------         ------------
Total consolidated revenue                    $  7,872,984         $ 20,978,710        $ 22,345,882         $ 38,999,079
                                              ============         ============        ============         ============

INCOME BEFORE INCOME TAXES
Total net income before tax for
  reportable segments                         $  1,354,053         $  1,948,796        $    927,144         $  5,727,842
Other net loss                                    (580,308)                  --            (638,625)                  --
Adjustment                                        (106,765)                  --            (108,617)                  --
                                              ------------         ------------        ------------         ------------
Income before income taxes                    $    666,980         $  1,948,796        $    179,902         $  5,727,842
                                              ============         ============        ============         ============

ASSETS
Total assets for reportable segments          $ 27,309,367         $168,023,700        $ 27,309,367         $168,023,700
Other assets                                     2,232,298                   --           2,232,298                   --
Elimination of investment in
  subsidiaries                                  (2,719,245)                  --          (2,719,245)                  --
                                              ------------         ------------        ------------         ------------
Consolidated total assets                     $ 26,822,420         $168,023,700        $ 26,822,420         $168,023,700
                                              ============         ============        ============         ============

    For each of the years presented, the Company's primary operations and assets were within the United States.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section regarding, the sufficiency of cash flows from operations, possible additional bank borrowings and issuance of equity or debt securities, adequacy of Company efforts to address Year 2000 issues and cost of Year 2000 initiatives are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including the unwillingness of the Company's lending bankers to restructure our credit arrangement, unavailability of bank or other debt or equity financings on acceptable terms, unanticipated expenditures, inadequacy of efforts to remediate Year 2000 issues, unanticipated costs related to Year 2000 initiatives and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, particularly under, "Risk Factors" in Item 1 and in the Company's proxy statement for its special meeting of stockholders on June 11, 1999, particularly under "Information About Specialty Care Network, Inc."

GENERAL

We are a health care management services company that provides practice management services to physicians. We also provide a health care rating internet site, HealthGrades.com, that rates the performance of hospitals, physicians and health plans across the United States. In addition, through our subsidiary, Ambulatory Services, Inc., we own an interest in, and manage an ambulatory surgery center.

Prior to the restructuring transaction described below under "RESTRUCTURING TRANSACTION", we entered into long-term service agreements with practices affiliated with us pursuant to which we, among other things, provided facilities and management, administrative and development services, and employed most non-physician personnel, in return for specified service fees. The operating expenses incurred by us included the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical aspects of the affiliated practices and depreciation and amortization of assets. In addition to the operating expenses discussed above, we incurred personnel and administrative expenses in connection with our corporate offices, which provided management, administrative and development services to the affiliated practices.

RESTRUCTURING TRANSACTION

Effective June 15, 1999, we closed our previously announced restructuring transaction through nine separate restructure agreements involving the following nine practices: Floyd R. Jaggears, Jr., M.D., P.C., II; Riyaz H. Jinnah, M.D., II, P.A.; The Orthopaedic and Sports Medicine Center, II, P.A.; Orthopaedic Associates of West Florida, P.A.; Orthopaedic Institute of Ohio, Inc.; Orthopaedic Surgery Centers, P.C. II; Princeton Orthopaedic Associates, II, P.A.; Reconstructive Orthopaedic Associates, II, P.C.; and Steven P. Surgnier, M.D., P.A., II. (See Note 3 to the Consolidated Condensed Financial Statements for information regarding this transaction.)

We have received to date approximately $17.8 million in payment for the restructuring transaction. Of this amount, approximately $17.1 million was used to reduce outstanding indebtedness.

We are completing, with respect to each practice, an unaudited balance sheet that sets forth the net book value of the assets to be purchased by the practice and the liabilities to be assumed by the practice as of the date of closing of the transaction. The purchase price will be adjusted based on this balance sheet.

OTHER TRANSACTIONS

Effective June 14, 1999, we entered into a termination agreement with Ortho-Associates, P.A. d/b/a Park Place Therapeutic Center ("PPTC"), which terminated the affiliation of PPTC with us.

Also effective June 16, 1999, we entered into a settlement agreement with TOC Specialists, PL ("TOC") that resolves all legal disputes and litigation between us and TOC. (See Note 3 to the Consolidated Condensed Financial Statements for further information regarding these transactions.)

We used the entire amount of the cash consideration received in these transactions of $12,200,000 to reduce outstanding indebtedness. As of August 14, 1999, we have reduced our outstanding bank indebtedness to approximately $14.2 million. Additionally, we have reduced the total number of our common shares outstanding to approximately 12.4 million.

ACCOUNTING TREATMENT

Commencing January 1, 1999, costs of obtaining long-term service agreements for practices affiliated with us which are not party to the restructuring transaction are amortized using the straight-line method over estimated lives of five years from January 1, 1999

RESULTS OF OPERATIONS

Revenue

For the three months ended June 30, 1999, service fees revenue, including reimbursement of clinic expenses, was $7.7 million compared with $19.3 million for the same period of 1998. Our service fees revenue was $21.9 million for the six months ended June 30, 1999, compared to $36.5 million for the same period in 1998. These decreases were primarily the result of the reduced service fees received by us due to the modification of arrangements with four practices beginning January 1, 1999 and reduced service fees related to the restructuring transaction. (See Note 3 to the Consolidated Condensed Financial Statements for information regarding the restructuring transaction). As a part of the restructuring transaction the Company and the practices agreed to reduced Company management services obligations and reduced service fees commencing on April 1, 1999. We no longer pay clinic expenses with respect to any of our practices; as a result, our revenues will no longer reflect reimbursement for such expenses. Other revenue for the six months ended June 30, 1999 was approximately $459,000 compared to $2.5 million for the same period in 1998. Other revenue for the six months ended June 30, 1998 included a pre-tax gain of $1.2 million from the sale of an equity investment in March 1998.

Clinic expenses and general and administrative expenses

For the three months ended June 30, 1999, total clinic expenses were $4.9 million compared to $13.5 million for the same period of 1998. For the six months ended June 30, 1999, total clinic expenses were $14.4 million compared to $25.7 million for the same period of 1998. These decreases were primarily the result of the elimination of our payment of clinic expenses due to the transactions described above under "Revenue". For the three months ended June 30, 1999, general and administrative expenses were $2.4 million compared with $3.4 million for the same period of 1998. General and administrative expenses were $5.8 million for the six months ended June 30, 1999, compared to $6.0 million for the same period in 1998. The decreases in general and administrative expenses are primarily the result of the reduction in corporate overhead due to the transactions described above.

Production, content and product development costs

Beginning with the second quarter of 1999, we began incurring costs related to the production, content and product development related to the development and support of our HealthGrades.com web site. These costs (which consist primarily of salaries and benefits, consulting fee and other costs related to content acquisition and licensing, software development, application development and operations expense) are expensed as incurred. Total costs for the three and six months ended June 30, 1999 were $445,000 and $557,000, respectively.

Litigation and other costs

During the second quarter of 1999, we settled litigation with TOC Specialists, PL. In addition, during the second quarter, we were involved in litigation with The Specialists Orthopaedic Medical Corporation, 3B Orthopaedics and Mid-Atlantic Orthopaedic Specialists, P.C. As a result of these disputes, we recorded charges of approximately $1.4 million and $2.2 million for the three and six months ended June 30, 1999, respectively to reserve for service fee revenue for these practices.

For the three and six months ended June 30, 1999, we incurred approximately $650,000 and $700,000, respectively, in expenses directly related to this litigation. Additionally, we incurred legal and other consulting fee associated with the negotiation of the restructuring transaction of approximately $200,000 and $500,000, for the three and six months ended June 30, 1999, respectively.

Gain on sale of assets, amendment and restatement of service agreements, and litigation settlement

Effective June 15, 1999, we closed the restructuring transaction with nine practices. Additionally, we entered into a termination agreement with Park Place Therapeutic Center and entered into a settlement agreement with TOC Specialists, PL, during the second quarter of 1999. We recorded a pre-tax gain on these transactions of approximately $3.5 million for the quarter ended June 30, 1999.

Gain on sale of minority interest in subsidiary

In March 1999, we sold 68% of our interest in SCN of Maryland, LLC to certain physician owners of a practice affiliated with us for total consideration of approximately $360,000. The sale resulted in a pre-tax gain of approximately $220,000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, we had a working capital deficit of approximately $8.4 million, a decrease of $13.1 million from $21.5 million as of December 31, 1998. For the first six months of 1999, cash flow provided by operations was $2.7 million compared to cash flow provided by operations of $1.4 million for the same period of 1998.

During the six months ended June 30, 1999, we received an income tax refund of approximately $2.7 million related to the overpayment of 1998 estimated taxes. Additionally, we received approximately $8.0 million from the sales of affiliated practices, assets and execution of new service agreements and $1.6 million in prepayment of service fees for the new service agreements related to the modification arrangements with four practices that were effective as of December 31, 1998. In addition, through August 14, 1999, we received approximately $17.8 million in connection with the restructuring transaction with nine of our affiliated practices. Of this amount, approximately $17.1 million was used to reduce outstanding indebtedness. In connection with the termination agreement with Park Place Therapeutic Center, we received a cash payment of $8,700,000. Additionally, warrants to purchase approximately 545,000 shares of our common stock were canceled in connection with the PPTC termination agreement. In connection with the settlement agreement with TOC Specialists, PL, we received a cash payment of $3,500,000. We used the entire $12,200,000 cash consideration received in these transactions to reduce outstanding indebtedness.

As of June 30, 1999 and December 31, 1998, we were not in compliance with certain of the financial ratio covenants required by our credit facility. As a result of the non-compliance with certain financial ratio covenants, we are in default under the terms of the credit facility. The terms of the credit facility provide that in the event of default, the bank syndicate can immediately terminate its obligation to make further advances under the credit facility and/or declare our outstanding debt under the credit facility to be immediately due and payable. Accordingly, the total amount outstanding under the credit facility of approximately $19.8 million has been included in our Consolidated Condensed Balance Sheet as a current liability at June 30, 1999. (This balance has been paid down to approximately $14.2 million as of August 14, 1999.) The bank syndicate notified us in December 1998 that it was suspending any further advances under the credit facility. We are currently negotiating with the bank syndicate to restructure our credit arrangement.

The issues described above raise substantial doubt about our ability to continue as a going concern. The restructuring transaction described above, as well as the termination agreement with Park Place Therapeutic Center and the settlement agreement with TOC Specialists, PL, have enabled us to substantially reduce our outstanding bank indebtedness. Additionally, we are currently negotiating with the bank syndicate to restructure our credit arrangement. However, we are currently incurring significant legal fees and other costs related to pending litigation with four of our affiliated practices. Additionally, we are incurring significant costs relating to the development and marketing of our HealthGrades.com web site. We anticipate that we will require additional funds to finance our operations. Management is currently examining various alternatives to raise debt and/or equity financing. The availability and terms of any financing will depend on market and other conditions. We cannot assure that sufficient funds will be available on terms acceptable to us, if at all.

YEAR 2000

The Year 2000 (Y2K) issue is a result of a global programming standard that records dates as six digits (i.e. MM/DD/YY), using only the last two digits for the year. Any software application or hardware product that uses two-digit fields could interpret the year 2000 as the year 1900. Systems that do not properly recognize the correct year could generate erroneous data or cause a system to fail, resulting in business interruption. This situation is not limited to computers; it has the potential to affect many systems, components, and devices that have embedded computer chips that may be date sensitive.

We are coordinating our efforts to address the Y2K issue with our affiliated practices and vendors. We cannot assure that the systems of other companies on which our systems rely will be timely converted. A failure to convert by another company or a conversion that is incompatible with our systems could have a material adverse effect on us.

In 1997, we established a Y2K Coordinator to oversee all corporate-wide Y2K initiatives. These initiatives encompass all of our computer software and embedded systems. Teams of internal and external specialists were established to inventory and test critical computer programs and automated operational systems. Additionally, a detailed project plan has been created that outlines all activities related to the Y2K issue. Generally speaking, the project involves three areas: Corporate Headquarters, Affiliated Practices, and Internet Operations.

Corporate Headquarters: Because we began operations in 1996, most of our corporate computer hardware is relatively new. Additionally, most of the software applications are "off the shelf", resulting in few internal software modifications. Since January 1998, all significant internal applications have been reviewed and updated. We have completed identifying all internal applications. We have substantially completed upgrading and modifying all computer hardware, that required Y2K conversions. We anticipate that all remaining computer hardware will be Y2K compliant by the end of the third quarter of 1999. Total costs incurred by us to modify the software used at the corporate office were not material.

Affiliated Practices: We have completed the restructuring and other transactions that eliminated our responsibility with respect to management information systems of our former affiliated practices. This restructuring has shifted responsibility for Year 2000 compliance to most of the practices we were affiliated with. We have assessed the status of the computer systems at the affiliated practices that continue to be affiliated with us. Based upon our review, and discussion with our remaining practices, we believe that all affiliated practices are compliant. All costs to modify systems to become Y2K compliant have been, and will be borne by the affiliated practices.

Although we believe we are addressing all significant Y2K issues which could affect us, we have few alternatives available, other than reversion to manual methods, in order to avoid the effects of not establishing Y2K readiness. As a result, if any significant issues arise with our corporate headquarters, we could incur significant additional costs to correct the problem. There can be no assurance that any remediation plan will address all the problems that may arise. For the Y2K non-compliance issues identified to date, the cost to upgrade or prepare for Y2K is not expected to have a material impact on our operating results.

Internet Operations: To the extent that our assessment is finalized without identifying any additional material non-compliant IT systems we operate, or that are operated by third parties, the most reasonable worst case Y2K scenario is a systemic failure beyond our control. This could include a prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business, prevent users from accessing our web site, or change the behavior of advertising customers or persons accessing our web site. We believe that the primary business risks, in the event of such failure, would include, but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing our web site, or other business interruptions of a material nature. These issues could lead to claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on our business, results of operations and financial condition. We have not made any contingency plans to address such risks. Additionally, the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to the Company's link to online stores may not be Y2K compliant. Computers used by customers to access these online stores may not be Y2K compliant, delaying customers' product purchases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 1999, the Company held a special meeting of stockholders to consider approval of the restructuring transaction. The vote on approval was as follows:

         FOR               AGAINST          ABSTAIN           BROKER NON-VOTES
         ---               -------          -------           ----------------
      9,496,738            389,086          470,562                   0

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

      (a)                Exhibits -- The following is a list of exhibits filed
                    as part of this quarterly report on Form 10-Q.

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------

2.1      Form of Restructure Agreement.(1)
2.11     Form of Management Services Agreement.(1)
11       Statement re: computation of per share earnings
27       Summary financial data schedule

(1) - Effective June 15, 1999, the Company closed its previously announced restructuring transaction through nine separate restructure agreements involving the following nine practices: Floyd R. Jaggears, Jr., M.D., P.C., II; Riyaz H. Jinnah, M.D., II, P.A.; The Orthopaedic and Sports Medicine Center, II, P.A.; Orthopaedic Associates of West Florida, P.A.; Orthopaedic Institute of Ohio, Inc.; Orthopaedic Surgery Centers, P.C. II; Princeton Orthopaedic Associates, II, P.A.; Reconstructive Orthopaedic Associates, II, P.C.; and Steven P. Surgnier, M.D., P.A., II. Simultaneously, the Company executed revised Management Services Agreements with these practices. The Company has attached a generic form of these agreements to this Quarterly Report on Form 10-Q as the terms of the agreements between the Company and the individual practices are substantially equivalent.

(b) Reports on Form 8-K. During the period covered by this report, the Company filed a Form 8-K with the Commission on June 30, 1999 reporting information under Items 2 and 7. This report, dated June 14, 1999, included unaudited pro forma consolidated financial statements of the Company and subsidiaries for the year ended December 31, 1998 and for the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SPECIALTY CARE NETWORK, INC.



Date:    August 16, 1999                       By: /s/ Paul Davis
       ---------------------------------          ----------------------------
                                               Paul Davis
                                               Senior Vice President, Finance
                                               (Chief Financial Officer)

                  Specialty Care Network, Inc. and Subsidiaries


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
Exhibit 2.1    Form of Restructure Agreement.............................

Exhibit 2.11   Form of Management Services Agreement.....................

Exhibit 11     Computation of Per Share Earnings.........................

Exhibit 27     Summary Financial Data Schedule...........................