Form 10-Q/A
period 1999-06-30
SPECIALTY CARE NETWORK INC
filed 1999-08-20
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                       ----------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD FROM ________________ TO _________________

                         COMMISSION FILE NUMBER 0-22019

                                   -----------

                          SPECIALTY CARE NETWORK, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                      62-1623449
-------------------------------             ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

             44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO 80228
             -------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


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

     On June 30, 1999, 12,429,197 shares of the Registrant's common stock, $.001 par value, were outstanding.

     This amendment to the Company's Form 10-Q for the quarterly period ended June 30, 1999 amends and modifies the Form 10-Q to amend and restate in its entirety Item 1 of Part II. The purpose of the restatement is solely to include a discussion of significant legal proceedings during the quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Plano Litigation

On August 11, 1999, we filed a complaint in the U.S. District Court for the Northern District of Texas, Dallas Division against the Associated Orthopaedics & Sports Medicine, P.A., Associated Arthroscopy Institute, Inc., Access Medical Supply, Inc. d/b/a Associated Physical Therapy, Allied Health Services, P.A. d/b/a Associated Occupational Rehabilitation, Neal C. Small, M.D. and Alexander
I. Glogau, M.D. (collectively, the "Plano entities"). The complaint asserts that, on April 29, 1999, in violation of their service agreements with us, the Plano entities assumed control and management of their respective administration and finances. The complaint further alleges that the Plano entities have diverted our accounts receivable receipts into an account controlled by them and have failed to pay our service fees.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SPECIALTY CARE NETWORK, INC.



Date: August 20, 1999                  By: /s/ Paul Davis
      -----------------------------        -------------------------------------
                                           Paul Davis
                                           Senior Vice President, Finance
                                           (Chief Financial Officer)