Form 10-Q
period 1999-09-30
SPECIALTY CARE NETWORK INC
filed 1999-11-15
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended September 30, 1999
                                         ------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____________ to _______________

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
                                                   -----------------------------


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On October 31, 1999, 12,432,297 shares of the Registrant's common stock, $.001 par value, were outstanding.

                  Specialty Care Network, Inc. and Subsidiaries

                                      INDEX

PART I.  FINANCIAL INFORMATION:

Item 1.       Consolidated Condensed Balance Sheets -
              September 30, 1999 and December 31, 1998...................................     3

              Consolidated Statements of Operations -
              Three Months Ended September 30, 1999 and 1998
              Nine Months Ended September 30, 1999 and 1998..............................     4

              Consolidated Condensed Statements of Cash Flows -
              Nine Months Ended September 30, 1999 and 1998..............................     5

              Notes to Consolidated Condensed Financial Statements.......................     7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................    13

Item 3.       Quantitative and Qualitative Disclosure About Market Risk..................    18

PART II.  OTHER INFORMATION:

Item 1.       Legal Proceedings..........................................................    18

Item 3.       Defaults Upon Senior Securities............................................    19

Item 4.       Submission of Matters to a Vote of Security Holders........................

Item 6.       Exhibits and Reports on Form 8-K...........................................    19

                         PART I. FINANCIAL INFORMATION

                 Specialty Care Network, Inc. and Subsidiaries

                     Consolidated Condensed Balance Sheets

                                                                  SEPTEMBER 30       DECEMBER 31
                                                                      1999               1998
                                                                  ------------       ------------
                                                                   (UNAUDITED)
ASSETS
Cash and cash equivalents                                         $    797,504       $  1,418,201
Accounts receivable, net                                             1,607,351         22,281,471
Due from affiliated practices in litigation, net                     2,967,280          4,747,940
Receivables from sales of affiliated practices assets
   and execution of new service agreements                           1,083,407          7,953,068
Loans to physician stockholders                                        306,499            521,355
Prepaid expenses and other                                             519,461          1,500,382
Current portion note receivable                                      1,176,686                 --
Deferred tax asset
                                                                       202,217                 --
Prepaid and recoverable income taxes                                 1,069,399          4,258,102
                                                                  ------------       ------------
Total current assets                                                 9,729,804         42,680,519

Property and equipment, net                                          3,663,802         11,050,365
Intangible assets, net                                                  17,692            134,319
Management service agreements, net                                   2,155,346         13,153,048
Advances to affiliates and other                                       827,590            944,520
Other assets                                                         1,013,989          2,216,507
                                                                  ------------       ------------
Total assets                                                      $ 17,408,223       $ 70,179,278
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of capital lease obligations                      $         --       $    244,446
Accounts payable                                                       126,688            785,649
Accrued payroll, incentive compensation and related
   expenses                                                            549,065          2,453,653
Accrued expenses                                                     1,455,649          2,730,069
Line-of-credit                                                              --         52,925,000
Current portion note payable                                           800,000                 --
Due to affiliated physician practices                                       --          3,326,014
Deferred income                                                      1,080,109                 --
Deferred income taxes                                                       --          1,083,178
Convertible debentures                                                      --            589,615
                                                                  ------------       ------------
Total current liabilities                                            4,011,511         64,137,624

Note payable, less current portion                                  11,700,000                 --
Capital lease obligations, less current portion                             --            680,152
Deferred income                                                        865,900                 --
                                                                  ------------       ------------
Total liabilities                                                   16,577,411         64,817,776


Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding                     --                 --
   Common stock, $0.001 par value, 50,000,000
     shares authorized, 18,621,055 and 18,618,955
     shares issued and outstanding in 1999 and
     1998, respectively                                                 18,621             18,619
   Additional paid-in capital                                       67,426,955         66,993,627
Accumulated deficit                                                (56,094,467)       (57,687,071)
Treasury stock                                                     (10,520,297)        (3,963,673)
                                                                  ------------       ------------
Total stockholders' equity                                             830,812          5,361,502
                                                                  ============       ============
Total liabilities and stockholders' equity                        $ 17,408,223       $ 70,179,278
                                                                  ============       ============

See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30                          SEPTEMBER 30
                                                              -------------------------------       -------------------------------
                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
Revenue:
 Service fees                                                 $  5,240,287       $ 19,479,388       $ 27,126,783       $ 55,963,990
 Marketing, advertising and other Internet revenue                 142,986                 --            279,778                 --
 Other                                                              39,898            633,023            362,472          1,907,422
                                                              ------------       ------------       ------------       ------------
                                                                 5,423,171         20,112,411         27,769,033         57,871,412
Costs and expenses:
 Clinic expenses                                                   424,236         14,134,169         14,866,690         39,857,918
 General and administrative expenses                             2,653,631          3,955,398          8,483,618          9,977,359
 Production, content and
   product development                                             817,771                 --          1,374,556                 --
 Litigation and other costs                                        906,035                 --          4,269,295                 --
                                                              ------------       ------------       ------------       ------------
 Income (loss) from operations                                     621,498          2,022,844         (1,225,126)         8,036,135
Other:
   Gain on sale of assets, amendment
    and restatement of service
    agreements, and litigation
    settlement                                                     117,485                 --          3,649,243                 --
   Gain on sale of equity investment                               127,974                 --            127,974          1,240,078
   Gain on sale of majority interest
    in subsidiary                                                       --                 --            221,258                 --
   Interest income                                                  88,749             23,179            249,245            141,355
   Interest expense                                               (318,566)        (1,054,965)        (2,205,552)        (2,698,668)
                                                              ------------       ------------       ------------       ------------
Income before income taxes                                         637,140            991,058            817,042          6,718,900
Income tax (expense) benefit                                      (920,786)          (423,348)           775,561         (2,650,585)
                                                              ------------       ------------       ------------       ------------
Net (loss) income                                             $   (283,646)      $    567,710       $  1,592,603       $  4,068,315
                                                              ============       ============       ============       ============
Net (loss) income per common share
(basic)                                                       $      (0.02)      $       0.03       $       0.11       $       0.22
                                                              ============       ============       ============       ============
Weighted average common shares
outstanding (basic)                                             12,429,197         18,415,301         14,817,837         18,117,349
                                                              ============       ============       ============       ============
Net (loss) income per common share (diluted)                  $      (0.02)      $       0.03       $       0.10       $       0.22
                                                              ============       ============       ============       ============
Weighted average number of common shares
and common share
equivalents used in computation
(diluted)                                                       14,186,836         18,607,745         15,637,817         18,489,022
                                                              ============       ============       ============       ============

See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                      NINE MONTHS ENDED SEPTEMBER 30
                                                                          1999               1998
                                                                      ------------       ------------
OPERATING ACTIVITIES
Net income                                                            $  1,592,603       $  4,068,315
Adjustments to reconcile net income to net cash provided
by operating activities:
       Depreciation                                                      1,491,225          1,528,287
       Amortization                                                      1,425,645          3,092,599
       Gain on sale of subsidiary                                         (221,258)                --
       Gain on sale of equity investment                                        --         (1,228,701)
       Gain on sale of assets, amendment and restatement
         of service agreements and litigation settlement                (3,649,243)                --
       Impact of termination agreements                                 (1,073,777)                --
       Equity in loss of investee                                           23,852                 --
       Gain on disposal of assets                                           (5,891)                --
       Deferred income tax                                              (1,285,395)          (738,735)
       Non-cash compensation expense-stock options                         394,277             82,503
       Changes in operating assets and liabilities, net of
        the non-cash effects of the acquisitions of the
        net assets of physician groups:
        Accounts receivable, net                                         3,294,746         (5,056,114)
        Due from affiliated practices in litigation                     (1,423,324)                --
        Prepaid expenses and other assets                                  168,192         (1,178,895)
        Accounts payable and accrued expenses                           (1,926,666)           651,892
        Accrued payroll, incentive compensation and
          related expenses                                                   7,782            350,584
        Income taxes payable and prepaid and
          recoverable income taxes, net                                  3,188,703           (854,847)
        Due to affiliated physician practices                           (3,121,548)         1,849,703
        Deferred income                                                  1,946,009                 --
                                                                      ------------       ------------
Net cash provided by operating activities                                  697,958          2,566,591

INVESTING ACTIVITIES
Purchases of property and equipment                                       (954,220)        (6,897,225)
Proceeds from sale of medical equipment                                  1,001,856                 --
Proceeds from sale of majority interest in a subsidiary
   and equity investments, net of cash                                   3,208,397          1,075,000
Increase in other assets                                                   (39,403)            74,363
Increase in intangible assets                                                   --            (92,998)
Repayments from (advances to) affiliates                                   108,815         (1,404,916)
Advances to investee                                                      (899,342)                --
Acquisition of physician groups                                                 --        (12,558,005)
                                                                      ------------       ------------
Net cash provided by (used in) investing activities                      2,426,103        (19,803,781)

FINANCING ACTIVITIES
Proceeds from sales of affiliated practices
   assets and execution of new service agreements                       36,693,110                 --
Proceeds from line-of-credit agreement                                          --         15,225,000
Principal repayments on line of credit agreement                       (40,425,000)                --
Principal repayments on capital lease obligations                          (47,686)          (172,881)
Loans to physician stockholders                                            (48,178)                --
Escrowed payment related to acquisition of additional
  interest in majority-owned subsidiary                                    (60,000)                --
Purchases of treasury stock                                                     --         (1,307,474)
Repayments on loans to physician stockholders                              135,451            185,797
Exercise of common stock options                                             7,545            231,350
                                                                      ------------       ------------
Net cash (used in) provided by financing
   Activities                                                           (3,744,758)        14,161,792

Net decrease in cash and cash equivalents                                 (620,697)        (3,075,398)
Cash and cash equivalents at beginning of period                         1,418,201          3,444,517
                                                                      ------------       ------------
Cash and cash equivalents at end of period                            $    797,504       $    369,119
                                                                      ============       ============

                                                                             NINE MONTHS ENDED SEPTEMBER 30
                                                                                 1999               1998
                                                                             ------------       ------------
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                $  2,227,470       $  2,508,404
                                                                             ============       ============
(Refund received) income taxes paid                                          $ (2,678,869)      $  4,156,242
                                                                             ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITIES
     EFFECTS OF THE ACQUISITIONS OF THE NET ASSETS OF PHYSICIAN GROUPS:
     Assets acquired                                                         $         --       $ 21,992,643
     Liabilities assumed                                                               --           (280,482)
     Convertible note payable issued                                                   --         (5,454,439)
     Cash outlay                                                                       --        (11,799,305)
                                                                             ------------       ------------
        Common stock issued to effect acquisitions                           $         --       $  4,458,417
                                                                             ============       ============

SALE OF ASSETS AND RESTRUCTURE OF SERVICE AGREEMENTS:
Assets disposed of                                                           $(36,274,465)      $         --
Liabilities transferred                                                         2,954,021                 --
Convertible debenture forgiven                                                    589,615                 --
Treasury stock acquired                                                         6,556,623                 --
Receivable from affiliated practices                                            1,083,407                 --
Cash received                                                                  28,740,042                 --
                                                                             ------------       ------------
Gain on sale of assets, amendment and restatement
  of service agreements, and litigation settlement                           $  3,649,243       $         --
                                                                             ============       ============

SALE OF SUBSIDIARY:
Liabilities assumed                                                          $   (343,832)      $         --
Assets disposed of                                                                 (9,619)                --
Note receivable                                                                   172,200                 --
                                                                             ------------       ------------
Loss on sale                                                                 $   (181,251)      $         --
                                                                             ============       ============

See accompanying notes to consolidated condensed financial statements.

                  Specialty Care Network, Inc. and Subsidiaries

    Notes to Consolidated Condensed Financial Statements (Unaudited)

                               September 30, 1999

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Specialty Care Network, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Production, Content and Product Development Costs

Beginning with the second quarter of 1999, the Company began incurring production, content and product development costs related to the development and support of its HealthGrades.com and ProviderWeb.net web sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred. Total costs for the three and nine months ended September 30, 1999 were approximately $818,000 and $1,375,000, respectively.

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between completion of a working model and the launch of its web sites have not been significant.

DESCRIPTION OF BUSINESS

Specialty Care Network, Inc. operates two healthcare Internet sites and provides practice management services to physicians in practices that focus on musculoskeletal care. Healthcare Report Cards, Inc. ("HRCI") was formed in September 1998 as a wholly-owned subsidiary of the Company. In November 1998, HRCI launched an Internet web site, HealthCareReportCards.com(TM), that rated the quality of outcomes at various hospitals for several medical procedures. In June 1999, the Company formed HealthGrades.com, Inc. ("HGI") as a majority-owned subsidiary of the Company, which succeeded to and expanded on the operations of HRCI. HGI completed the expansion and redesign of the HRCI Internet web site with the launch of its new web site, HealthGrades.com(TM) on August 4, 1999. HealthGrades.com rates the performance of hospitals, physicians and health plans across the United States. In October 1999, HGI launched ProviderWeb.net ("PWN"), a subscription service for physician practice administrators and managers that provides various online resources. The Company's wholly-owned subsidiary, Provider Partnerships, Inc. ("PPI"), which provided consulting services to hospitals, was sold to the former stockholders of PPI in June 1999 as part of an agreement reached between the Company and the former PPI stockholders to resolve a dispute between the Company and the former PPI stockholders. In addition, as part of this agreement, the former PPI stockholders were given a minority interest in HGI. (See Note 2- AGREEMENT WITH THE FORMER PPI STOCKHOLDERS). In September 1999, Ambulatory Services, Inc., ("ASI"), a wholly-owned subsidiary of the Company, sold its interest in an ambulatory surgery center. (See Note 4 - SALE OF INTEREST IN AMBULATORY SURGERY CENTER.)

NOTE 2 - AGREEMENT WITH THE FORMER PPI STOCKHOLDERS

In June 1999, the Company entered into an agreement (the "stockholders agreement") with the former PPI stockholders to resolve certain issues raised by the former stockholders of PPI relating to the transaction in which the Company acquired PPI. The following is a summary of the significant terms of the stockholders agreement:

o The Company formed HGI and transferred to HGI the HealthCareReportCards.com web site and other related internet products. With respect to HGI, the agreement provides, among other things, for the following:

    o Venture5 LLC, whose members consist of the former PPI stockholders, and Peter A. Fatianow, an employee of Specialty Care Network, Inc. who developed a new product included in the healthcare rating web site, own a minority interest in HGI. The Company owns a majority interest.

    o The Company will facilitate financing to fund the operations of HGI. If the Company is unable to facilitate a financing of at least $4 million by December 31, 1999, the Company will transfer sufficient shares of HGI stock that the Company owns so that the former PPI stockholders will become the majority stockholders of HGI.

    o Venture5's ownership position will not be diluted below 25 percent unless certain events occur, including the reduction of the Company's stock ownership interest below 50.1 percent after completion of an initial round of financing or below 55 percent following a subsequent round of financing.

    o Until their ownership interest in HGI is reduced below five percent, Venture5 is entitled to representation on HGI's Board of Directors generally proportionate to the amount of stock that they own. Certain corporate matters require a supermajority vote of the Board of Directors.

o The former PPI stockholders have specified preemptive rights, tag-along rights and registration rights with respect to their HGI shares.

o The Company sold most of the assets of PPI to the former PPI stockholders for notes receivable totaling $172,200. The notes receivable are payable on June 22, 2002 including all accrued and unpaid interest. The notes bear interest at the greater of 4.8% per annum or the "Applicable Federal Rate" as defined in Section 1274(d) of the Internal Revenue Code of 1986. The Company will fund up to a maximum of $344,000 of expenses of HGI for the period July 1, 1999 through December 31, 1999.

o The former PPI stockholders waived their rights under options to purchase 760,000 shares of the Company's common stock that they previously held.

o The parties to the agreement mutually released each other from claims relating to the Company's acquisition of PPI.

In September 1999, the Company entered into an agreement with Venture5 under which the Company has agreed to purchase a number of shares of HGI from the former PPI stockholders that will increase its ownership in HGI to 90%. The agreement required that the Company pay Venture5 $4,000,000 by November 1, 1999. In November 1999, the purchase date was extended until January 31, 2000. Upon completion of the Company's purchase, the stockholders agreement relating to HGI will terminate. If the Company is unable to make the payment by that date, the Company will release from escrow to Venture5 $60,000 that was deposited pursuant to this agreement and the stockholders agreement will remain in effect.

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

TERMINATION OF MANAGEMENT SERVICES AGREEMENTS

During the third quarter of 1999, the Company terminated its management services agreements with four of its affiliated practices. As a result of these terminations, the Company is no longer required to provide management services to these practices. Included in service fee revenue in the Company's statement of operations for the three months ended September 30, 1999 is approximately $2.7 million related to revenue recognized as a result of these terminations.


OTHER TRANSACTIONS

Effective June 14, 1999, the Company entered into a termination agreement with Ortho-Associates, P.A. d/b/a Park Place Therapeutic Center ("PPTC"), which terminated the affiliation of PPTC with the Company. The consideration paid to the Company consisted of payment for the tangible book value of assets relating to PPTC and payment for the termination of the service agreement. In connection with the termination agreement, the Company received a cash payment of $8,800,000. Additionally, warrants to purchase approximately 545,000 shares of Company common stock held by PPTC were canceled.

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

The Company used the entire $12,300,000 of cash consideration received in these transactions to reduce outstanding indebtedness.

As of June 30, 1999, approximately $3.7 million of the cash received from the restructure transaction was restricted for the reduction of the Company's outstanding bank indebtedness. The cash was used to reduce the Company's bank indebtedness in July 1999.

NOTE 4 - SALE OF INTEREST IN AMBULATORY SURGERY CENTER

During 1998, the Company funded, through its wholly-owned subsidiary, ASI, the purchase of a lease for, and improvements to, a surgery center in Lutherville, Maryland. The surgery center was the only asset of SCN of Maryland, LLC, (the "LLC"), which was owned by ASI. In March 1999, a promissory note in the amount of $2,120,619 was issued to ASI by the LLC with respect to advances made by ASI to cover development of the surgery center. This promissory note bore interest at 8% and was payable in sixty monthly installments beginning July 1, 1999. In March 1999, the Company sold 68% of its interest in the LLC to certain physician owners of a practice affiliated with the Company for $360,505. The sale resulted in a pre-tax gain of $221,258. In September 1999, the Company sold its remaining interest in the LLC to the affiliated practice for $169,650. In addition, the Company received $2,212,445, in full payment of the obligation (including accrued interest) of the LLC to the Company and $502,633 to repay working capital advances made by ASI to the LLC. This sale resulted in a pre-tax gain of $127,974. The Company used approximately $1.6 million of the proceeds from this sale to pay down its line-of-credit.

NOTE 5 - AMENDMENT OF CREDIT FACILITY

Effective September 1999, the Company entered into an amendment to its credit facility, which converted the existing credit facility to a term loan. The term loan provides for monthly principal and interest payments through November 2000, with interest payable at a floating rate based on the bank syndicate's prime lending rate plus .75%. The monthly principal payments under the term loan are as follows: $167,000 for the months of October 1999 through December 1999, $200,000 for the months of January 2000 through March 2000, $233,000 for the months of April 2000 through June 2000, $266,667 for the months of July 2000 through October 2000 and a final payment of $9,633,332 in November 2000. The term loan does not contain any financial covenants other than timely principal and interest payments. The term loan is secured by substantially all of the assets of the Company. In addition, the Company's wholly-owned subsidiary, HealthCareReportCards, Inc. is a guarantor of the term loan.

At September 30, 1999, the Company had $12.5 million outstanding under the term loan at an effective interest rate of approximately 9.0% per annum.

NOTE 6 - SEGMENT DISCLOSURES

    Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Physician Practice Management ("PPM") and Internet Services. PPM derives its revenue primarily from management services provided to physician practices. Internet Service's revenue is derived primarily from advertising related to an Internet web site that rates the performance of hospitals, physicians and health plans across the United States. The Company's other segment represents ambulatory surgery center services and health care consulting for the three and nine months ended September 30, 1999.

    The Company uses net (loss) income before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

                                                     AS OF AND FOR THE THREE MONTHS ENDED     AS OF AND FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                           SEPTEMBER 30,
                                                          1999                  1998              1999                 1998
                                                     --------------        --------------     --------------       -------------
PPM
Revenue from external customers                       $  5,306,998         $ 20,112,411        $ 27,544,417         $ 57,871,412
Interest income                                             39,619               23,179             157,419              141,355
Interest expense                                           318,566            1,054,965           2,205,552            2,698,668
Segment net income before income taxes                   2,970,613              991,058           4,828,522            6,718,900
Segment assets                                          21,282,908          170,989,765          21,282,908          170,989,765
Segment asset expenditures                                  29,042            2,089,907             775,797            6,897,225

INTERNET SERVICES
Revenue from external customers                       $    143,047         $         --        $    279,839         $         --
Segment net loss before income taxes                    (1,946,611)                  --          (2,877,376)                  --
Segment assets                                             340,539                   --             340,539                   --
Segment asset expenditures                                  78,765                   --             178,423                   --

OTHER
Revenue from external customers                       $         --         $         --        $    132,831         $         --
Interest income                                             49,130                   --              91,826                   --
Equity in net loss of investee                              (4,874)                  --             (23,852)                  --
Segment net loss before income taxes                      (385,008)                  --          (1,023,633)                  --
Segment assets                                                  --                   --                  --                   --
Segment asset expenditures                                      --                   --                  --                   --

                                                AS OF AND FOR THE THREE MONTHS ENDED     AS OF AND FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,                           SEPTEMBER 30,
                                                     1999                  1998                1999                1998
                                                --------------         -------------      ------------         -------------

REVENUE
Total for reportable segments                     $  5,450,045         $ 20,112,411        $ 27,824,256         $ 57,871,412
Other revenue                                          (26,874)                  --             (55,223)                  --
                                                  ------------         ------------        ------------         ------------
Total consolidated revenue                        $  5,423,171         $ 20,112,411        $ 27,769,033         $ 57,871,412
                                                  ============         ============        ============         ============

INCOME BEFORE INCOME TAXES
Total net income before tax for
  reportable segments                             $  1,024,002         $    991,058        $  1,951,146         $  6,718,900
Other net loss                                        (385,008)                  --          (1,023,633)                  --
Adjustment                                              (1,854)                  --            (110,471)                  --
                                                  ------------         ------------        ------------         ------------
Income before income taxes                        $    637,140         $    991,058        $    817,042         $  6,718,900
                                                  ============         ============        ============         ============

ASSETS
Total assets for reportable segments              $ 21,623,447         $170,989,765        $ 21,623,447         $170,989,765
Elimination of investment in
  subsidiaries                                      (4,215,224)                  --          (4,215,224)                  --
                                                  ------------         ------------        ------------         ------------
Consolidated total assets                         $ 17,408,223         $170,989,765        $ 17,408,223         $170,989,765
                                                  ============         ============        ============         ============

    For each of the years presented, the Company's primary operations and assets were within the United States.

NOTE 7 - SUBSEQUENT EVENT

Effective November 15, 1999, the Company settled its lawsuit with the Specialists Orthopedic Medical Corporation, (one of the Company's affiliated practices), and the Specialists Surgery Center, a partnership that operates a surgery center (collectively, "the Specialists"). In consideration for the settlement of the lawsuit, the Specialists will make a current cash payment to the Company, return a substantial amount of the Company's common stock owned by the physicians, and enter into a note payable to the Company payable in monthly installments through December 2003.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section regarding, the sufficiency of cash flows from operations, possible issuance of equity or debt securities, adequacy of our efforts to address Year 2000 issues, cost of Year 2000 initiatives, effects of failure of us or other companies to be Y2K compliant are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including the unavailability of bank or other debt or equity financings on acceptable terms, unanticipated expenditures, inadequacy of efforts to remediate Year 2000 issues, unanticipated costs related to Year 2000 initiatives and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, particularly under, "Risk Factors" in Item 1 and in our proxy statement dated May 12, 1999 for our special meeting of stockholders on June 11, 1999, particularly under "Information About Specialty Care Network, Inc."

GENERAL

We operate two healthcare Internet sites and provide practice management services to physicians. Through our Internet web site, HealthGrades.com, we provide ratings or "report cards" on hospitals and health plans, designate "leading physicians" in 60 specialties and offer directories of specialty healthcare providers across the country. HealthGrades.com profiles more than 600,000 physicians, 5,000 hospitals, 400 health plans, 10,000 mammography clinics and 300 fertility clinics nationwide. ProviderWeb.net is a subscription service for physician practice administrators and managers that provides online resources.

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

We used the entire amount of the cash consideration received in these transactions of $12,300,000 to reduce outstanding indebtedness.

ACCOUNTING TREATMENT

Commencing January 1, 1999, costs of obtaining long-term service agreements for practices affiliated with us which are not party to the restructuring transaction are amortized using the straight-line method over estimated lives of five years from January 1, 1999.

RESULTS OF OPERATIONS

REVENUES:

Service fees

For the three months ended September 30, 1999, service fees revenue, including reimbursement of clinic expenses, was $5.2 million compared with $19.5 million for the same period of 1998. Our service fees revenue was $27.1 million for the nine months ended September 30, 1999, compared to $55.9 million for the same period in 1998. These decreases were primarily the result of the reduced service fees received by us due to the modification of arrangements with four practices beginning January 1, 1999 and as a result of the restructuring transaction. (See
Note 3 to the Consolidated Condensed Financial Statements for information regarding the restructuring transaction). In connection with the restructuring transaction, the Company and the practices agreed to reduce Company management services obligations and reduced service fees commencing on April 1, 1999.

During the third quarter of 1999, the Company terminated its management services agreements with four of its affiliated practices. As a result of these terminations, the Company is no longer required to provide management services to these practices. Included in service fee revenue for the three months ended September 30, 1999 is approximately $2.7 million related to revenue recognized as a result of these terminations.

Marketing, advertising and other Internet revenue

Marketing, advertising and other Internet revenue was $142,986 and $279,778 for the three and nine month periods ended September 30, 1999. There was no corresponding revenue during 1998.


COSTS AND EXPENSES:

Clinic expenses and general and administrative expenses

For the three months ended September 30, 1999, total clinic expenses were approximately $424,000 compared to $14.1 million for the same period of 1998. For the nine months ended September 30, 1999, total clinic expenses were $14.9 million compared to $39.9 million for the same period of 1998. These decreases were primarily the result of the elimination of our obligation to pay clinic expenses with respect to practices that were party to the transactions described above under "Revenues - Service fees". For the three months ended September 30, 1999, general and administrative expenses were $2.7 million compared with $4.0 million for the same period of 1998. General and administrative expenses were $8.5 million for the nine months ended September 30, 1999, compared to $10 million for the same period in 1998. The decreases in general and administrative expenses are primarily the result of the reduction in corporate overhead due to the transactions described above.

Production, content and product development costs

In the second quarter of 1999, we began incurring production, content and product development costs related to the development and support of our HealthGrades.com and ProviderWeb.net Internet sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to content acquisition and licensing, software development, application development and operations expense) are expensed as incurred. Total costs for the three and nine months ended September 30, 1999 were $817,771 and $1,374,556, respectively.

Litigation and other costs

We continue to be involved in litigation with certain of its affiliated practices. As a result of the disputes, we recorded a charge of approximately $0.6 million and $2.7 million for the three and nine months ended September 30, 1999, respectively, to reserve for service fee revenues for these practices that have not been paid. For the three and nine months ended September 30, 1999, we incurred approximately $160,000 and $850,000, respectively, in expenses directly related to these disputes. In addition, we incurred legal and other consulting fees associated with the negotiation of a restructuring transaction with nine of our affiliated practices of approximately $200,000 and $710,000 for the three and nine months ended September 30, 1999, respectively.

Gain on sale of assets, amendment and restatement of service agreements, and litigation settlement

Effective June 15, 1999, we closed the restructuring transaction with nine practices. Additionally, we entered into a termination agreement with Park Place Therapeutic Center and entered into a settlement agreement with TOC Specialists, PL, during the second quarter of 1999. We recorded a pre-tax gain on these transactions of $3.6 million for the nine months ended September 30, 1999.

Gain on sale

During 1998, we funded, through our wholly-owned subsidiary, Ambulatory Services, Inc. ("ASI"), the purchase of a lease for, and improvements to, a surgery center in Lutherville, Maryland. The surgery center was the only asset of SCN of Maryland, LLC (the "LLC"), which was owned by ASI. In March 1999, a promissory note in the amount of $2,120,619 was issued to ASI by the LLC with respect to advances made by ASI to cover development of the surgery center. This promissory note bore interest at 8% and was payable in sixty monthly installments beginning July 1, 1999. In March 1999, we sold 68% of our interest in the LLC to certain physician owners of a practice affiliated with us for $360,505. The sale resulted in a pre-tax gain of $221,258. In September 1999, we sold our remaining interest in the LLC to the affiliated practice for $169,650. In addition, we received $2,212,445, in full payment of the obligation (including accrued interest) of the LLC to us and $502,633 to repay working capital advances made by ASI to the LLC. This sale resulted in a pre-tax gain of $127,974. We used approximately $1.6 million of the proceeds from this sale to pay down its line-of-credit.

Income taxes

For the three and nine months ended September 30, 1999, our effective income tax expense (benefit) rate was 145% and (95%), respectively. For the three months ended September 30, 1999, the effective tax rate differs from an expected 35% federal rate principally due to operating losses incurred by HealthGrades.com, Inc ("HGI"). This majority-owned subsidiary is not eligible for consolidation with us for federal income tax purposes and, as a result, no current or future income tax benefit has been recorded for its losses. The effective income tax rate for the nine months ended September 30, 1999 is less than the expected federal tax rate principally due to reductions in the valuation allowance for deferred tax assets recorded resulting from our restructuring transaction. The reduction in the valuation allowance for the nine months ended September 30, 1999, was partially offset by our inability to record a future income tax benefit for the operating losses of HGI, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, we had a working capital surplus of approximately $5.7 million, an increase of $27.2 million from a working capital deficit of $21.5 million as of December 31, 1998. The increase was principally the result of an amendment to our credit facility during September 1999, which converted our existing credit facility to a term loan. At December 31, 1998, we were in default under our credit facility because we were not in compliance with certain financial covenants. As a result, the bank syndicate could declare the outstanding balance immediately due and payable. Accordingly, the total amount outstanding under the credit facility of approximately $52.9 million at December 31, 1998 was included as a current liability in our Consolidated Balance Sheet. The term loan now provides for monthly principal and interest payments through November 2000, with interest payable at a floating rate based on the bank syndicate's prime lending rate plus .75%. The monthly principal payments are as follows: $167,000 for the months of October 1999 through December 1999, $200,000 for the months of January 2000 through March 2000, $233,000 for the months of April 2000 through June 2000, $266,667 for the months of July 2000 through October 2000 and a final payment of $9,633,332 in November 2000. The term loan does not contain any financial covenants other than timely principal and interest payments. The term loan is secured by substantially all of the assets of the Company. In addition, the Company's wholly-owned subsidiary, HealthCareReportCards, Inc. is a guarantor of the term loan. At September 30, 1999, the Company had $12.5 million outstanding under the term loan at an effective interest rate of approximately 9.0% per annum.

For the nine months ended September 30, 1999, cash flow provided by operations was $697,958 compared to cash flow provided by operations of $2.6 million for the same period of 1998. For the three months ended September 30, 1999, cash flow used in operations was $1.9 million.

During the nine months ended September 30, 1999, we received an income tax refund of approximately $2.7 million related to the overpayment of 1998 estimated taxes. We expect to receive, by December 31, 1999, an additional $1.3 million of tax refunds related to net operating loss carrybacks and overpayments of 1998 estimated state taxes.

We continue to incur significant legal fees and other costs related to pending litigation with affiliated practices. Additionally, we are incurring significant costs relating to the development and marketing of our Internet sites' HealthGrades.com and ProviderWeb.net. In September 1999, we entered into an agreement with the former stockholders of Provider Partnerships, Inc., under which we have agreed to purchase a number of shares of HGI that will increase our ownership in HGI to 90%. The agreement requires that we pay $4,000,000 to the former stockholders of Provider Partnerships, Inc. by January 31, 2000. (See also Note 2 to the Condensed Consolidated Financial Statements.) We anticipate that we will require additional funds to finance our ongoing operations and to service our debt. Management is currently examining various financing alternatives. The availability and terms of any financing will depend on market and other conditions. We cannot assure that sufficient funds will be available on terms acceptable to us, if at all.

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

Corporate Headquarters: Because we began operations in 1996, most of our corporate computer hardware is relatively new. Additionally, most of the software applications are "off the shelf", resulting in few internal software modifications. Since January 1998, all significant internal applications have been reviewed and updated. We have completed identifying and have corrected all internal applications. We have completed upgrading and modifying all computer hardware that required Y2K conversions. As of September 30, 1999, we have completed our Y2K activities. Total costs incurred by us to modify the software used at the corporate office were not material.

Affiliated Practices: The restructuring and other transactions shifted responsibility for Year 2000 compliance to most of the practices we were formerly affiliated with. We have assessed the status of the computer systems at the affiliated practices that continue to be affiliated with us. Based upon our review, and discussion with our remaining practices, we believe that all affiliated practices are compliant. All costs to modify systems to become Y2K compliant have been, and will be borne by the affiliated practices.

Although we believe we have addressed all significant Y2K issues that could affect us, we have few alternatives available, other than reversion to manual methods, in order to avoid the effects of not establishing Y2K readiness. As a result, if any significant issues arise with our corporate headquarters, we could incur significant additional costs to correct the problem. There can be no assurance that any remediation plan will address all the problems that may arise. For the Y2K non-compliance issues identified to date, the cost to upgrade or prepare for Y2K is not expected to have a material impact on our operating results.

Internet Operations: To the extent that our assessment is finalized without identifying any additional material non-compliant IT systems we operate, or that are operated by third parties, the most likely worst case Y2K scenario is a systemic failure beyond our control. This could include a prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business, prevent users from accessing our web site, or change the behavior of advertising customers or persons accessing our web site. We believe that the primary business risks, in the event of such failure, would include, but not be limited to, lost advertising revenues, increased operating costs, loss of customers or persons accessing our web site, or other business interruptions of a material nature. These issues could lead to claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on our business, results of operations and financial condition. We have not made any contingency plans to address such risks. Additionally, the computer systems necessary to maintain the viability of the Internet or any of the Web sites that direct consumers to the Company's link to online stores may not be Y2K compliant. Computers used by customers to access these online stores may not be Y2K compliant, delaying customers' product purchases.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Orthopaedic Institute of Ohio

On November 1, 1999, we filed a complaint in the U.S. District Court for the District of Colorado against the Orthopaedic Institute of Ohio, Inc. ("OIO"). The compliant asserts that, prior to the closing of the restructure agreement between OIO and us, OIO, the physician owners and the administrator of OIO diverted over $470,000 from our bank account and deposited such funds into a bank account held by OIO and the physician owners. The compliant further asserts that OIO and the physician owners are continuing to withhold from us amounts that remain due under the restructure agreement of over $720,000.

Reconstructive Orthopaedic Associates II, P.C.

On October 27, 1999, Reconstructive Orthopaedic Associates II, P.C., ("ROA"), filed a complaint against us in the U.S. District Court for the Eastern District of Pennsylvania. The complaint asserts that, during negotiations between ROA and us related to the restructure agreement by and between ROA and us, we agreed that if we entered into a similar restructuring agreement with any other affiliated practice on financial terms more favorable to such affiliated practice than those extended to ROA under its restructure agreement, we would modify and adjust the terms of their restructure agreement to ensure that ROA received financial terms as favorable as those extended to such other affiliated practice. The complaint further alleges that one or more lawsuits or other adversary proceedings between us and one or more other affiliated practices have been settled, in fact or in principle, on financial terms materially more favorable to the other affiliated practices than the terms extended to ROA under its restructure agreement. ROA seeks compensatory, consequential and incidental damages in excess of $75,000, punitive damages in excess of $1,000,000 and attorneys fees. Additionally, ROA seeks a declaratory judgment that if any of the alleged settlements were entered into between us and any other affiliated practices on terms materially more favorable than those extended to ROA, we would be required to modify and adjust the terms of their restructure agreement to ensure that ROA received financial terms as favorable as those extended to such other affiliated practices.

On November 8, 1999, we filed a complaint in the U.S. District Court for the District of Colorado against ROA. The complaint asserts that ROA has taken actions in direct contravention of our management service agreement with ROA, including trying to terminate the agreement in a manner not allowed by the contract, threatening to withhold payments due under the agreement, and filing suit in another jurisdiction in violation of the agreement. We seek a declaration and adjudication of both parties' contractual rights and obligations in order to terminate this dispute. We also seek injunctive relief and damages.

We believe we have strong legal and factual defenses to ROA's claims. We intend to vigorously defend against their lawsuit and aggressively pursue our claims.

The Specialists Orthopedic Medical Corporation

Effective November 12, 1999, the Company settled its lawsuit with the Specialists Orthopedic Medical Corporation, one of the Company's affiliated practices, and the Specialists Surgery Center, a partnership that operates a surgery center (collectively, "the Specialists"). (See discussion in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for the history of this litigation). In consideration for the settlement of the lawsuit, the Specialists will make a current cash payment to the Company, return a substantial amount of the Company's common stock owned by the physicians, and enter into a note payable to the Company payable in monthly installments through December 2003.

Mid-Atlantic Orthopaedic Specialists, P.C.

On October 28, 1999, we filed a Second Amended Complaint asserting in addition to the declaratory judgment claim, claims for breach of contract, replevin, indemnification, enforcement of restrictive covenants, promissory estoppel, unjust enrichment, conversion, civil theft, tortious interference, accounting and constructive trust. (See the Company's proxy statement for its special meeting of stockholders on June 11, 1999, in particular, Information About Specialty Care Network, Inc. - Legal Proceedings, for the history of this litigation.) MAOS and the Physician Owners have filed a Motion to dismiss the claims for civil theft, conversion, replevin and punitive damages. SCN has opposed the Motion to Dismiss, and the issue is pending with the Court. On August 31, 1999, MAOS and the Physician Owners filed a counterclaim against SCN and two of its officers, Kerry Hicks and Pat Jaeckle, asserting claims for breach of contract, breach of covenant of good faith and fair dealing, fraud, negligent misrepresentation, and state and federal securities law claims. SCN and the individual counter-claim defendants have denied the allegations of MAOS and the Physician Owners, and have filed a Motion to Dismiss the common law, fraud and securities fraud counterclaims, including all counterclaims brought against the individual defendants. We intend to vigorously defend against their lawsuit and aggressively pursue our claims.



ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits -- The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

                    EXHIBIT
                    NUMBER                    DESCRIPTION

                      10.1 Amendment No. 3 to Second Amended and Restated Revolving Loan and Security Agreement Dated as of November 21, 1997
                      10.2 Stock Purchase Agreement by and among Specialty Care Network and Venture5, LLC

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

                                             SPECIALTY CARE NETWORK, INC.



Date:  November 15, 1999                     By:  /s/ Paul Davis
       ---------------------------               ------------------------------
                                             Paul Davis
                                             Senior Vice President, Finance
                                             (Chief Financial Officer)

                  Specialty Care Network, Inc. and Subsidiaries

                                  EXHIBIT INDEX

       EXHIBIT
       NUMBER                                  DESCRIPTION
       -------                                 -----------
     Exhibit 10.1                  Amendment No. 3 to Second Amended and Restated  Revolving Loan and
                                   Security Agreement Dated as of November 21, 1997
     Exhibit 10.2                  Stock Purchase Agreement by and among Specialty Care Network and
                                   Venture5, LLC
     Exhibit 11                    Computation of Per Share Earnings
     Exhibit 27                    Summary Financial Data Schedule