Form 10-Q/A
period 1999-09-30
SPECIALTY CARE NETWORK INC
filed 1999-11-30
CIK 1027915

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

     This amendment to the Company's Form 10-Q for the quarterly period ended September 30, 1999 amends and modifies the Form 10-Q to amend and restate in its entirety Items 1 and 2 of Part I. The purpose of the restatement is solely to correct a date referenced in Note 2 to the Consolidated Condensed Financial Statements and referenced in Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources.

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

In September 1999, the Company entered into an agreement with Venture5 under which the Company has agreed to purchase a number of shares of HGI from the former PPI stockholders that will increase its ownership in HGI to 90%. The agreement required that the Company pay Venture5 $4,000,000 by November 1, 1999. In November 1999, the purchase date was extended until December 31, 1999. Upon completion of the Company's purchase, the stockholders agreement relating to HGI will terminate. If the Company is unable to make the payment by that date, the Company will release from escrow to Venture5 $60,000 that was deposited pursuant to this agreement and the stockholders agreement will remain in effect.

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

We continue to incur significant legal fees and other costs related to pending litigation with affiliated practices. Additionally, we are incurring significant costs relating to the development and marketing of our Internet sites' HealthGrades.com and ProviderWeb.net. In September 1999, we entered into an agreement with the former stockholders of Provider Partnerships, Inc., under which we have agreed to purchase a number of shares of HGI that will increase our ownership in HGI to 90%. The agreement requires that we pay $4,000,000 to the former stockholders of Provider Partnerships, Inc. by December 31, 1999. (See also Note 2 to the Condensed Consolidated Financial Statements.) We anticipate that we will require additional funds to finance our ongoing operations and to service our debt. Management is currently examining various financing alternatives. The availability and terms of any financing will depend on market and other conditions. We cannot assure that sufficient funds will be available on terms acceptable to us, if at all.

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

                                             SPECIALTY CARE NETWORK, INC.



Date:  November 30, 1999                     By:  /s/ Paul Davis
       ---------------------------               ------------------------------
                                             Paul Davis
                                             Executive Vice President, Finance
                                             (Chief Financial Officer)