Form 10-K
period 1999-12-31
HEALTHGRADES COM INC
filed 2000-03-31
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES Exchange Act of 1934 for the
                     fiscal year ended December 31, 1999 or

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES Exchange Act of 1934 for the
                     transition period from ________ to ________

                         Commission file number 0-22019

                             HEALTHGRADES.COM, INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [ ]

As of March 27, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $26,500,295. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq Small Cap Market on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 27, 2000 there were 21,516,468 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K -- Part III.

                                TABLE OF CONTENTS

                                    PART I
Item 1.         Business.........................................................................    1
Item 2.         Properties.......................................................................   27
Item 3.         Legal Proceedings................................................................   27
Item 4.         Submission of Matters to a Vote of Security Holders..............................   28

                                    PART II

Item 5.         Market for the Registrant's Common Equity and Related
                  Stockholder Matters............................................................   30
Item 6.         Selected Financial Data..........................................................   31
Item 7.         Management's Discussion and Analysis of Financial Condition
                  And Results of Operations......................................................   32
Item 7A         Quantitative and Qualitative Disclosures About Market Risk.......................   38
Item 8.         Financial Statements and Supplementary Data......................................   38
Item 9.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure............................................   38

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant................................   38
Item 11.       Executive Compensation............................................................   38
Item 12.       Security Ownership of Certain Beneficial Owners and Management....................   38
Item 13.       Certain Relationships and Related Transactions....................................   38

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K........................................................   39


This Report contains forward-looking statements that address, among other things, changes to our HealthGrades.com website, fee based services to be introduced on our ProviderWeb.net website, proposed revenue showing arrangements, planned advertising and marketing activities, anticipated losses, expected closing date of settlement with Mid-Atlantic Orthopedic Specialists, anticipated federal income tax refund, costs relating to further development of our websites, anticipated legal fees relating to litigation and sufficiency of available resources to fund operations. These statements may be found under "Item 1- Business," "Item 1-Risk Factors," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. We generally identify forward-looking statements in this report using words like "believe," "intend," "expect," "may," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: technical difficulties in effecting improvements to our websites, lack of market acceptance by physician practices of our ProviderWeb.net basic subscription or value added services, inability to enter into additional revenue sharing agreements with respect to our websites, unanticipated cash requirements to support current operations or expansion of our websites, advertising and marketing activities, and other expenditures, inability to appropriately match personnel to our business needs, the creation of new websites by our competitors that encompass rating or other attributes that are attractive to hospitals, licensees, sponsors and others seeking to promote their products or services on the Internet, increased competition in the provision of online physician practice administration information and tools, enactment of new legislation or administrative regulation, application to our business of court decisions and regulatory interpretations, adverse developments in our pending litigation, claims that exceed our insurance coverage and unexpected challenge to, or delay in payment of, our tax refund claim. In addition other factors that could cause actual events or results to differ materially from those discussed in the forward looking statements are addressed in "Item 1-Risk Factors" and matters set forth in the Report generally. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


                                     PART I

Item 1. Business.

                                    BUSINESS

     We are principally engaged in the operation of two health care Internet sites. HealthGrades.com(TM) provides quality ratings and other information on health care providers and facilities. ProviderWeb.net(TM) is a subscription-based site that provides articles, tools and other resources to physician practice administrators and managers.


HealthGrades.com Internet Site

     HealthGrades.com is a comprehensive healthcare information site that provides rating and other profile information for a variety of providers and facilities. We provide this information through several healthcare "report card" sections and provider profile modules. Our goal is to provide comprehensive, objective healthcare ratings and profiles to assist consumers in making the most informed decisions regarding their health and that of their families. Our site is available to consumers for free. We license access to our information to hospitals, nursing homes, other internet sites and other groups.

     We distinguish ourselves from most other healthcare information sites based on the nature of the information we provide. Most other healthcare information sites provide general information regarding specific diseases, conditions or procedures. HealthGrades.com, in contrast provides, information to assist the user in finding quality care or a quality provider, using our proprietary rating information. However, we do not endorse any particular provider or facility. We strive to provide unbiased ratings regarding the quality of providers and facilities by developing proprietary algorithims or other methodologies and applying them to a number of databases used on our ratings sites.

     We provide information on our HealthGrades.com website through the following section:

     Hospital Report Cards(TM) - This page provides a list of hospitals and ratings for the hospitals with respect to different medical procedures or diagnoses chosen by the user. Information with regard to procedures and diagnoses is provided in the following areas:

          o    cardiac

          o    orthopaedics

          o    neurosciences

          o    pulmonary/respiratory

          o    obstetrics

          o    vascular surgery

     For each particular diagnosis or procedure chosen by the user, other than there relating to obstetrics, we provide a five star rating (five stars is the highest rating; one star is the lowest) with regard to the performance of all hospitals in the United States. We base all of our ratings, except ratings on obstetrics, on three years of MEDPAR (Medicare Provider Analysis and Review) data that we purchase from the Health Care Financing Administration, known as HCFA. For our obstetrics ratings, which also are subject to the five star rating system, we use data from 14 individual states derived from the inpatient records of persons who utilize hospitals in those states. We believe that the 14 states are the only states with sufficient data for use on our website. We apply proprietary algorithms to the MEDPAR and state data to account for variations in risk in order to make the data comparable from hospital to hospital. Generally, approximately 70% of hospitals studied are classified as three stars. The three star rating is applied when there is very little difference, statistically speaking, between a hospital's predicted and actual performance. Approximately 15% of hospitals are rated four and five stars, which means that their performance is better than expected on statistically significant basis. Approximately 15% of hospitals are rated 1 or 2 stars, meaning that their performance was worse than expected on a statistically significant basis. We have applied for a patent with respect to our hospital rating system and methodology.

     Health Plan Report Cards(TM) - We provide two ratings pages on health plans. The first, HMO Report Cards(TM), addresses managed care organizations, including health maintenance organizations (HMOs), and HMOs with point of service plans (POSs). HMO report cards provides information on an aggregate of 297 HMOs and HMO/POS plans administered by 216 organizations across the United States. Our ratings are based on data we purchase from the National Committee on Quality Assurance (NCQA), a private, not-for-profit organization dedicated to assessing and reporting on the quality of managed care organizations. The data provided to us from the NCQA is a subset of HEDIS (Health Plan Employer Data and Information Set). We base our ratings on 28 HEDIS measures that we believe capture the quality of service and care provided by a managed care organization, which we group into the following six categories:

          o    Access and Services (4 measures)

          o    Child and Adolescent Health (5 measures)

          o    Getting Better/Living with Illness (4 measures)

          o    Women's Health (4 measures)

          o    Member's Satisfaction (4 measures)

          o    Qualified Providers (7 measures)

     We apply a statistical analysis designed to obtain a weighted average of the six rating categories that explains the greatest percentage of the overall variation between categories across all managed care organizations. The overall scores are then sorted and star grades are assigned (five stars is highest rating). The top 10% of all managed care organizations nationally receive five stars. The next 20% of managed care organizations are assigned four stars. The middle 40% of managed care organizations analyzed receive three stars. The next 20% of managed care organizations are assigned two stars, and the bottom 10% receive one star. HMO Report Cards also supplies NCQA accreditation status for each plan on the site.

     The second set of ratings on health plans is provided under the Health Plan Report Cards page. Health Plan Report Cards ranks the performance of health plans across the United States based on customer satisfaction studies provided by the HCIA Sachs. HCIA Sachs commissioned Scarborough Research Organization, a local market media and consumer research organization, to perform enrollee satisfaction survey. Comprehensive questionnaires were completed and analyzed for every health plan rated on the site (currently 244 health care plans from 39 major U.S. metropolitan markets). We apply a statistical analysis to assign weights to nine performance ratings derived from the questionnaires. An overall general score for each health plan analyzed is derived from a weighted average of the nine performance ratings. These scores are displayed on the site. A five star rating system is used in conjunction with the overall score. The distribution between the best and worst performing health plans is allocated in the same manner as on the HMO Report Cards page.

     Nursing Home Report Cards(TM) - This page provides rankings of the performance of nursing homes across the United States that were Medicare or Medicaid certified during 1996 through 1999, using data provided by HCFA in the Online Survey Certification and Reporting (OSCAR) database. The OSCAR database contains information on nursing homes, including survey dates, survey results, resident characteristics and staffing distribution. This information is derived from individual state agencies, which enter the information into the OSCAR database. In preparing the ratings, we reviewed four years of nursing home survey information for nursing homes that were active in the Medicare and/or Medicaid programs. Specifically, we analyzed the following elements to rate the quality of care provided by each nursing home:

          o    Recent survey deficiencies
          o    Past survey deficiencies
          o Repeating deficiencies found in all surveys not related to quality of care
          o Repeating deficiencies found in all surveys related to quality of care.

     Working with a group of health care professionals whose expertise is in nursing home care, we developed a proprietary scoring system that translates the scope and severity of each deficiency into numerical points. Our site provides a three tier rating system under which five stars were awarded to the top 30% of all nursing homes by state, three stars are awarded to the middle 40% of all nursing homes by state and one star is awarded to the bottom 30% of all nursing homes by state. The ratings were assigned on a state-by-state basis, rather than nationally, because the surveys from which information is derived on the OSCAR database are conducted by state agencies, and there may be variations in the states' survey process and results. In addition, our site provides specific information with regard to particular deficiencies found in the surveys.

     Physician Report Cards(TM) - This page differs from our other report card pages in that it does not provide ratings. Instead, it lists "Leading Physicians," based on physicians who satisfy all of the following criteria, which we believe reflect the quality of care provided by a physician. To be on the "Leading Physicians" list:

          o The physician must have been in practice for more than two years following the end of residency training
          o The physician must be board certified in the speciality in which he or she is practicing
          o The physician must have no Medicare sanctions in the past five years.
          o The physician must have no State Medical Board sanctions in the past five years.
          o For those physicians practicing in the specialities covered by the Hospital Report Cards page, the physician must practice at or be affiliated with at least one hospital that is rated as a three, four or five star hospital

     We are planning to make a change in our Physician Report Cards site. In addition to our list of "Leading Physicians" derived from our methodology, we plan to provide users a list of all physicians from which they will have the ability to narrow their search on our site by choosing one or more of the criteria utilized in our methodology, based on their own preferences. We expect to introduce this feature in April 2000.

     Other Provider Profiles - In addition to the report card sites, we provide profiles containing information with regard to the following providers or facilities. The approximate number of providers or facilities addressed in each profile is indicated in parenthesis:

          o    Hospitals (5,000)
          o    Dentists (150,000)
          o    Chiropractors (60,000)
          o    Assisted living residences (21,000)
          o    Fertility clinics (300)
          o    Mammography facilities (10,000)
          o    Acupuncturists (8,000)
          o    Naturopathic physicians (700)

Licensing Activities

     Information on our site is free to consumers. We seek to obtain revenues on a business to business basis as follows:

     Licensing links to HealthGrades.com Content to Other Websites - We provide linking arrangements that permit other companies operating healthcare websites to provide their users access to HealthGrades.com from their locations. As of March 27, 2000, we have licensed seven companies that pay a cash fee to us for the provision of such access, and five additional companies that either provide their on-line content to us or share advertising revenue derived from their sites with us or both.

     License Data and Trademark Rights to Highly Rated Hospitals and Nursing Homes - After our ratings are objectively determined, we contact hospitals and nursing homes that have received four or five star ratings and seek to have them license our data and trademark rights in connection with their own marketing programs. As of March 27, 2000, we have entered into agreements with 15 hospitals and one nursing home.

     We approach potential licensees only after our ratings have been compiled. We do not adjust our ratings based on whether a hospital or nursing home is willing to license with us. We believe the success of our business is largely dependent on the credibility of our ratings.

     License Data to Payors/Employers - Through an arrangement with XCare.net, we provide customized health care ratings and profile services to payor organizations, provider groups and medical suppliers.

Advertising

     We generate advertising revenue through banner advertisements that are served on our site. We also receive a percentage of advertising revenue derived from banner advertisements delivered on sites of other on line healthcare companies that display our content.

     Advertisements served on our websites are primarily served by a consulting company which retains a percentage of the advertising revenue generated as a commission fee.

Marketing and Public Relations Activities

     We market our site through relationships with other companies that operate healthcare websites and an aggressive public relations campaign. As noted above under "Licensing HealthGrades.com Content to Other Websites," several of the companies pay a fee to us for licensing access to our information. We pay a fee to one of the companies for including links to our site and increased number of users. The websites through whom we provide access to our information include the following:

          o    iVillage.com
          o    Onhealth.com
          o    HealthAnswers.com
          o    VitalRX.com
          o    MediZine.com
          o    WeMedia.com
          o    Healthpicks.com
          o    Newsweek.com
          o    Washingtonpost.com
          o    BuyMedDirect.com
          o    SimplyHealth.com
          o    WebHealthy.com
          o    Sleepsolutions.com

     These arrangements provide additional exposure to our site and increased number of users. As a result, we believe our marketing to healthcare providers, Payors and others is enhanced because of the increased user population that we can make available to those entities who wish to advertise on our site, or license our data in connection with their own marketing programs.

     In addition, we have engaged in an aggressive public relations campaign, which includes references to our site in connection with our licensing of data to hospitals, appearances on national television and radio programs and coverage in newspapers and periodicals.

Competition

     We believe that HealthGrades.com is the most comprehensive source of healthcare ratings and provider profiles on the Internet. Other Internet sites, such as thehealthpages.com and DoctorDirectory.com contain directories of certain providers and facilities, but do not contain objective ratings of quality outcomes. Moreoever, we believe our provider profiles include more extensive information than directories or other websites. US News and World Report and HCIA-Sachs publish lists of top hospitals, but do not provide ratings of all hospitals, by procedure/diagnosis, as we do.

PROVIDERWEB.NET

     ProviderWeb.net is a subscription based, online physician practice management resource. ProviderWeb.net provides financial and administrative tools, articles and resources covering a broad range of matters relating to practice administration. We market subscriptions to our site to practice administrators and others involved in the financial and operational performance of physician practices.

     ProviderWeb.net provides tools and information in the following areas:

     Finance and Accounting - In addition to articles on various aspects of financial management of a practice, we provide the following tools:

          o An extensive budget template with multiple worksheets that can be utilized to create a detailed practice budget

          o    An application that calculates key practice financial ratios

          o An application that creates graphs and charts comparing year-to-year practice results

     Human Resources - Our human resources site contains the following information and tools:

          o    A complete, downloadable employee handbook

          o    Employment contract templates

          o Human resource forms covering a variety of issues from patient dismissal to reference checks

          o    An anti-harassment and nondiscrimination policy

     Marketing - We provide articles dealing with various aspects of marketing including medical practice advertising and steps a practice should take when developing a market plan. In addition, our tools include the following:

          o A Web Builder feature that enables a practice to design and build its own web page

          o A marketing plan template that can be utilized to develop a detailed practice marketing plan

     Planning - We provide several articles to assist practices with respect to strategic planning, as well as the following tools:

          o Strategic planning tools, that includes forms designed to enable a practice to gather and evaluate detailed internal and external planning information

          o An operational assessment template designed to enable the practice administrator to perform an objective evaluation of the practice's day-to-day operations

     Billing and Collections - In addition to an article designed to assist the practice in evaluating billing problems, we provide the following tools and applications:

          o A payor mix application that enables a practice to track revenues from various sources and display results in graphs and charts

          o A business office assessment tool that enables a practice to evaluate the effectiveness of its business office functions

          o    A payment preparation policy

          o An aged accounts receivable application that enables a practice to track and display results in graphs and charts

          o Downloadable information supplementing an article that explains in detail the HCFA 1500 Form, a universal form used for billing physician services

     Coding and Compliance - We provide information and tools to assist practice administrators in providing a billing code that correctly relates to procedures performed by physicians in the practice. Among the tools we offer are the following:

          o Documentation tools for insuring proper coding and accurate billing for ten different specialty areas.

          o A guide to proper use of CPT (Current Procedural Terminology) code modifiers, which are used to more accurately reflect, on a claim form, the level of service performed by physician than would be the case if only a standard CPT code is used; the proper use of CPT code modifiers can facilitate appropriate reimbursement to providers.

     Policies and Procedures - We provide 25 downloadable policies and procedures covering various aspects of the physician practice, including accounting, patient registration and collection.

           Credentials File - We provide articles containing information with respect to credentialing and the completion of hospital and insurance applications as well as the verification of credentials. In addition, we offer the following features:

          o    A downloadable universal credentialing application

          o    A downloadable malpractice claims/suit history form

          o A credential reminder application designed to result in our transmission of reminder e-mails after the practice inputs information regarding renewal dates for certificates, licensing and insurance policies with respect to each physician

     Patient Satisfaction - In addition to information with regard to improving customer service for patients, we provide a patient satisfaction survey form with instructions for use. Once the survey form has been completed and sent to us, we provide the results of the survey online to the practice.

     Other Areas - We provide information and in some cases tools in other areas, including legal matters, insurance, reimbursement, imaging, front desk, information systems and managed care.

Sales

     We seek to derive revenues from three separate sources:

     Subscription fees - Users of our site pay an annual user license fee for access to our site, information and tools. As of March 22, 2000, we had a subscriber base of 33 practices including 457 physicians. Of the 33 practices, 17 are paying subscribers. In connection with the initial marketing of ProviderWeb.net we gave 16 practices a free annual subscription. User license fees are paid by the practices based on the number of users of our service. We also provide fee based web page development services, and are planning to introduce additional fee based services in the future, including online access to financial management reporting for the practice, online help in determining appropriate CPT codes, online supply purchasing, online malpractice insurance applications and other services.

     Revenue Sharing Arrangements - We will seek to derive revenues through revenue sharing arrangements with other companies. We have recently entered into an agreement with Global HealthNet, Inc. under which we will provide our subscribers access to Global HealthNet's online claim eligibility and referral service. This service provides online communication with payors to confirm patient eligibility for coverage and to receive payor approval for referrals to physicians for the provision of services. We will receive a portion of any fee Global HealthNet receives from subscribers who access their service through our site. In addition, we have entered into an agreement with FirstNet Learning, Inc. under which we will offer FirstNet's online training and education programs to our subscribers. Under the agreement, we will receive a portion of any training fee received by First Net Learning in connection with our subscribers who access the online training course through our site. In addition, we will seek to enter into similar arrangements with companies that provide medical supplies, coding assistance and malpractice and life insurance online. To date, we have not entered into any revenue sharing agreements other than those specifically referenced above.

     Other Activities - Ultimately, as our subscriber base grows, we hope to obtain additional revenues through the sale of banners, links and other forms of advertising by other companies, including the sale of promotional subscriptions for use by the companies in their own marketing programs.

Marketing

     We currently market our ProviderWeb.net site by a direct sales effort to large physician organizations, including independent practice organizations, physician/hospital organizations and management services organizations. We also use a direct sales approach to larger physician group practices. In addition, we telemarket to individual practices. Our sales force consists of two direct sales personnel and one telemarketer. In addition, we have commission arrangements with several independent sales consultants.

     We also have commenced and intend to expand a program of appearances at conferences of organizations that include members who we believe would be interested in our site, including the Medical Group Management Association and the Professional Association of Healthcare Office Managers. In addition, we intend to begin a print advertising campaign in several journals directed toward practice administrators and a direct mail program.

Competition

     There are many Internet based products and services directed to the physician practice market. We believe that our two principal online competitors are WebMD and CyBear. While these sites both offer some administrative tools, they are also focused on providing clinical (disease management) information. WebMD also provides consumer information. We believe that the principal competitive factors in the provision of online services to physician practices is the breath of information and tools available, ease of use, and price. We believe that ProviderWeb.net provides a more comprehensive array of administrative tools and resources than any other site. We also compete with traditional private consulting firms that provide services to physician practices.

PHYSICIAN PRACTICE MANAGEMENT OPERATIONS

     We provide services under management services agreements to seven musculoskeletal physician practices under management services agreements. We provide the following services:

          o Assessment of the financial performance, organizational structure, wages and strategic plan of the practice

          o Advice with respect to current and future marketing and contracting plans with third-party payors and managed care plans

          o    Negotiation of malpractice insurance coverage

          o    Provision of access to our patient information databases

          o Analysis of annual performance on a comparative basis with other practices that have contracted with us

          o    Analysis of coding and billing practices



     We provide these services under management services agreements that have terms expiring through March 2003. The scope of our physician practice management business has contracted significantly as a result of the transactions described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Modification of Arrangements and Restructuring Transaction."

GOVERNMENT REGULATION

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

     We believe our internet service activities and physician practice management operations materially comply with applicable laws. However, we have not received or applied for a legal opinion from counsel or from any federal or state judicial or regulatory authority with respect to our internet service activities on our practice management operations. Additionally, many aspects of our business have not been the subject of state or federal regulatory interpretation. The laws applicable to us and the practices that contract with us are subject to evolving interpretations. If we, or these practices, are reviewed by a government authority, we may receive a determination that could be adverse to us or the practices. Furthermore, the laws applicable to either us or the practices may be amended in a manner that could adversely affect us.

     Federal Anti-kickback Law. A federal law commonly known as the "Anti-kickback Law" prohibits the knowing or willful, solicitation, receipt, offer or payment of any remuneration which is made in return for:

     o the referral of patients covered under Medicare, Medicaid and other federally-funded health care programs; or

     o the purchasing, leasing, ordering, or arranging of any good, facility, items or service reimbursable under those programs.

     The law also prohibits remuneration that is made for the recommendation of, or the arranging for, the purchasing, leasing, or ordering of any good, facility, item or service reimbursable under those programs. The law has been broadly interpreted by a number of courts to prohibit remuneration that is solicited, received, offered or paid for otherwise legitimate purposes if one purpose of the arrangement is to induce referrals or the other prescribed activities. The penalties for violations of this law include:

     o    civil monetary penalties;

     o    criminal sanctions;

     o exclusion from further participation in federally-funded health care programs (mandatory exclusion in certain cases);

     o the ability of the Secretary of Health and Human Services to refuse to enter into or terminate a provider agreement; and

     o    debarment from participation in other federal programs.

     In 1991, the Federal Government published regulations that provide exceptions of "safe harbors," to the Anti-kickback Law. Subsequently, in November 1999, final regulations were issued establishing additional safe harbor provisions under the Anti-kickback Law, as well as clarifying the original 1991 safe harbor regulation. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal.

     There are several aspects of our activities to which the Anti-kickback Law may be relevant. For example, the Anti-kickback Law has been construed to apply to referral services, where a consumer group, professional society or some other organization charges a health care provider a fee or other payment in exchange for referring such health care provider to a prospective patient. The Anti-kickback Law, and the safe harbor regulations promulgated thereunder, are unclear as to whether activities such as our activities with respect to our healthGrades.com website, would be construed as "referral services." Since under certain circumstances, hospitals, nursing homes and other health care providers achieving a four-star or five-star rating may pay us a fee in exchange exchange for banner ads on our website and the use of our name and logo in marketing the health care provider's services, it is possible that we could be deemed to be engaged in referral services in such a manner so as to implicate the Anti-kickback Law. Although a referral services safe harbor was adopted in 1991, we do not believe that our current activities with respect to our HealthGrades.com website would qualify under the referral services safe harbor.

     Additionally, the Office of Inspector General has stated on a number of occasions that any compensation arrangement between a health care provider and another party for the purpose of marketing health care items or services that are directly or indirectly reimbursable by a Federal health care program potentially implicates the Anti-kickback Law, irrespective of the methodology used to compensate the party providing the marketing services. Generally, the Office of Inspector General takes the position that marketing services fall under the category of a "recommendation" of a good, facility, item or service reimbursable under the Federal health care program. To the extent that certain health care providers pay a flat fee payment to us in exchange for placing a banner ad on our websites or in exchange for other activities by us which could be construed as marketing services, the Anti-kickback Law may be implicated. In addressing this issue, the Office of Inspector General has identified several characteristics of arrangements among health care providers and sales agents that appear to be associated with an increased potential for program abuse. These suspect characteristics include:

     o    compensation to the sales agent based on a percentage of sales;

     o direct billing of a health care program by the health care provider for the item or services sold by the sales agent;

     o direct contact between a sales agent and physicians in a position or order items or services;

     o direct contact between the sales agent and Federal health care program beneficiaries;

     o the use of sales agents who are health care professionals or persons in a similar position to exert undue influence or purchases or patients; or

     o the marketing of items or services that are separately reimbursable by a Federal health care program (whether on the basis of charges or costs).

     We do not believe that our activities with respect to certain health care providers who achieve a four-star or five-star ratings on the HealthGrades.com website involve any of these suspect characteristics, or other characteristics which the Office of Inspector General would consider abusive of likely to lead to Federal health care program abuse. Fees paid to us by health care providers are not in any manner determined based on the amount of revenue or other financial benefit generated by our activities, we are not marketing specific services or items with respect to hospitals, or other health care providers, and our HealthGrades.com website is not directed to physicians, other health care professionals or Federal health care program beneficiaries.

     Finally, we continue to provide, on a limited basis, certain management services to physician practices. These management services are provided through our ProviderWeb.net website and under short-term management services agreements with a limited number of physician practices.

     In at least one advisory opinion, the Inspector General of the Department of Health and Services has stated that under certain circumstances, payments by a physician practice to a medical practice management company in exchange for certain marketing services, billing and collection services, and managed care contract negotiation services could constitute illegal remuneration as defined in the Anti-kickback law, especially where the fee paid by the medical practice to the management company is based on a percentage of medical practice revenue. We do not believe that the limited management services we provide to physician practices or the practice management information and tools we provide to physician practices or the practice management information and tools we provide under our ProviderWeb.net website are the types of services to which this advisory opinion is directed, and our fees under our management services arrangements are no longer based on a percentage of medical practice revenue.

     We do not provide billing and collection services, marketing services or managed care contracting services under any of our current physician practice management operations. Although our HealthGrades.com activities (to the extent they may be deemed "referral services") and general marketing activities do not qualify for protection under the safe harbor regulations, we believe that our activities are not the type of activities and arrangements the Anti-kickback Law prohibits. We are not aware of any legal challenge or proceeding pending against similar activities under the Anti-kickback Law. A determination that we violated the Anti-kickback Law would be detrimental to us.

     State Anti-kickback Laws. Many states have laws that prohibit payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. A number of these laws apply to all health care services in the state, regardless of the source of payment for the service. Based on court and administrative interpretation of federal anti-kickback laws, we believe that most of these laws prohibit payments to referral sources where a purpose for the payment is in the interpretation. Therefore, it is possible that our activities may be found not to comply with these laws. Noncompliance with such laws could subject us to penalties and sanctions.

     Fee-Splitting Laws. Most states prohibit a physician from splitting fees with a referral source. Some states have a broader prohibition against any splitting of a physician's fees, regardless of whether the other party is a referral source. In most states, we believe that a management fee payment made by a physician to a management company would not be considered fee-spitting if the payment constitutes reasonable payment for services rendered to the physician or physician's medical practice.

     We are paid by physicians (and their medical practices) for whom we provide management services. Although we believe that our ProviderWeb.net practice management services and our management service agreements comply with applicable state laws relating to fee-splitting, a state authority may nevertheless determine that we and the practices that contract with us are violating the state's fee-splitting laws. Such a determination could render any of our service agreements in such state unenforceable or subject to modification in a manner that is adverse to us.

     Health Care Reform. In recent years, a variety of legislative proposals designed to change access to and payment for health care services in the United States have been introduced. Although no major health reform proposals have been passed by Congress to date, such legislation has been and may be considered by Congress and state legislatures. No prediction can be made as to whether health care reform legislation or similar legislation will be enacted or, if enacted, its effect on us.

     Potential Government Regulation of the Internet

         Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for our services, increase our cost of doing business or otherwise cause our business to suffer.

         Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. This legislation could increase our cost of doing business and negatively affect our business. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the Internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of them predate and therefore do not specifically address online activities. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States.

INTELLECTUAL PROPERTY

     We regard the protection of our intellectual property rights to be important. We rely on a combination of trademark, patent, and trade secret restrictions and contractual provisions to protect our intellectual property rights. We require selected employees to enter into confidentiality and invention assignment agreements as well as non-competition agreements. The contractual provisions and other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter third-parties from developing similar or competing technologies. We are seeking or will seek registration of trademarks for HealthGrades, HealthGrades.com, Healthcarereportcards.com, Physician report cards, Physicianreportcards.com, Dentist report cards, Healthcare Report Cards.com, ProviderWeb.net, The Healthcare Ratings Experts, Health Plan Report Cards, HMO Report Cards, Nursing Home Report Cards and our HealthGrades.com plus design with the US Patent and Trademark Office. We also have a patent pending on our health care rating system and methods. We cannot assure that this patent will be issued, or that, even if issued, this patent will adequately protect our technology or processees or otherwise result in commercial advantage to us.

     There is also significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership and other intellectual property rights. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     For further information, see "Risk Factors - Our propriety rights may not be fully protected, and we may be subject to intellectual property infringement claims by other."

EMPLOYEES

     As of March 27, 2000, we had fifty-two employees, most of whom were located at our corporate offices.

COMPANY HISTORY

     We were incorporated in Delaware in December 1995 under the name Speciality Care Network, Inc. Upon commencement of operations in 1996, we were principally engaged in the management of physician practices engaged in musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and connective tissues. We entered into comprehensive affiliation arrangements with 21 practices including 164 physicians through March 31, 1998. Due to difficulties in the physician practice management industry generally, and with respect to our physician practices in particular, we terminated or restructured our arrangements with various physician practices, beginning in late 1998 and continuing thereafter. As a result, the scope of our physician practice management business has become far more limited, particularly after a restructuring of our arrangements with nine practices in June 1999. During
1998, we began our internet business, and we launched our present HealthGrades.com and ProviderWeb.net Internet sites in August 1999. In January 2000, we changed our name to HealthGrades.com, Inc.

Recent Developments

     On March 17, 2000 we raised $18 million in a financing transaction involving the investment of $14.8 million by new investors and the cancellation of $3.2 million in promissory notes held by some of our executive officers. For further information, see "Management's Discussion and Analysis of Financial Condition and Results of Operation."

                                  RISK FACTORS

                          Risks Related to Our Business

OUR INTERNET HEALTHCARE BUSINESS HAS NOT BEEN PROFITABLE AND MAY NEVER BECOME PROFITABLE.

         We began developing Internet operations in 1998. For the year ended December 31, 1999, net losses before income taxes for our Internet business was $5,558,935. We expect to continue to incur operating losses for the foreseeable future as we fund operating and capital expenditures to expand the content on our websites, market our websites, upgrade our technology and continue to build our brand. Our business model assumes that, with respect to HealthGrades.com, consumers will be attracted to and use the healthcare ratings and profile information and related content available on our website, which will, in turn, enable us to license access to the information on our site to other Internet sites, payors, hospitals and other providers and sell advertising on our site. With regard to ProviderWeb.net, our business model assumes physician practice administrators and managers will be willing to pay a subscription fee to have online access to practice tools and other information and purchase additional products and services to be made available on the website. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

SINCE WE RECENTLY CHANGED OUR PRINCIPAL BUSINESS FOCUS, WE ARE ESSENTIALLY A NEW COMPANY AND ACCORDINGLY ARE SUBJECT TO THOSE RISKS ASSOCIATED WITH A NEW COMPANY.

         We were founded in 1995, but have only been engaged in the Internet healthcare information business since 1998. As a result, our company is essentially a new venture. Therefore, we do not have a significant operating history upon which you can evaluate us or our prospects, and you should not rely upon our past performance to predict our future performance. In making the transition from a physician practice management company to an Internet healthcare company, we substantially changed our business operations and management focus. We are also facing new recent challenges, including a lack of meaningful historical financial data upon which to plan future budgets, a radically different competitive environment and other risks described below. We cannot assure you that our new model will be successful.



WE MAY NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE SUFFICIENT REVENUES OVER THE NEXT TWELVE MONTHS.

         We believe that as a result of our recent financing, we have sufficient resources to meet our requirements for at least the next 12 months. However, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financings. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt, we may be subject to significant restrictions.


OUR SUCCESS DEPENDS ON OUR ABILITY TO CONTINUE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR VARIOUS RATINGS AND PROFILE INFORMATION.

         In order to provide our rating and profile information, we must be able to receive comprehensive, reliable data. We currently seek this data from a number of sources, including the Health Care Financing Administration, state agencies, the National Committee on Quality Assurance, and several other private healthcare information content companies. Our business would suffer if any of these sources were to cease to make such information available, and suitable alternative sources could not be identified on a timely basis. Moreover, our ability to attract and retain consumer interest is dependent on the reliability of the information that we purchase. If our information is inaccurate or otherwise erroneous, our reputation and consumer following could be damaged. Recently, an information content company that provides data for one of our pages has alleged that we are in default under an agreement between us and the company because of the manner in which we make our content available to users of the websites of other Internet healthcare information companies. We believe this assertion is unfounded and are contesting the claim. While we believe that alternate sources of this information are readily available, our business could suffer if we were forced to cease using this information prior to the time we enter into an agreement with an alternative source.

OUR PLAN FOR REVENUE GENERATION MAY NOT BE VIABLE.

     Our business plan contemplates that we will obtain revenues on our HealthGrades.com site principally through licensing access to our ratings content through linking agreements to other companies that operate Internet healthcare websites, by licensing our data, HealthGrades.com name and trademarks to highly-rated hospitals and nursing homes for use in connection with their marketing programs, by directly or indirectly licensing our data to payors and employers and by banner advertisement sales. With regard to ProviderWeb.net, we are seeking to generate revenues through practice subscriptions, revenue sharing arrangements with providers of services on our site and corporate sponsorships for subscriptions to our site. We do not know if this plan will work. Specifically, while we have licensed access to our HealthGrades.com content to several healthcare information sites, these contracts generally have a relatively short term or can be terminated on short notice. We do not know if the Internet information companies that have licensed our data will view it as helpful in connection with their own businesses, and they may determine not to continue to license our services. Moreover, many of the Internet healthcare companies that license our data are recently formed entities that do not have a history of financial viability and may not have the resources to continue licensing arrangements with us, even if they view such arrangements to be helpful. In addition, the use of Internet information in conjunction with hospital and nursing home marketing campaigns is a new, unproven concept that may not achieve acceptance by hospitals and nursing homes. We also cannot predict whether payors and employers will view our rating and profile information as useful in connection with their operations. With regard to our ProviderWeb.net service, we have only achieved limited penetration in our physician practice market. As of March 27, 2000, we have received subscriptions from only 33 practices only 17 of which are paying subscribers. In connection with the initial marketing of ProviderWeb.net we gave 16 practices a free annual subscription. While our marketing efforts were hampered by severe cash constraints that were rectified only upon completion of a recent financing in March 2000, we do not know if additional marketing efforts will enable us to achieve a level of subscriptions that will make the site profitable. Moreover, although we have entered into two revenue-sharing arrangements with companies that will provide services through our ProviderWeb.net site, we have not yet begun to offer the services, and cannot predict whether any meaningful revenues will be derived from these services. In addition, we have only recently begun a marketing effort to obtain corporate sponsorships for subscriptions, and do not know whether pharmaceutical companies and other entities we intend to approach will deem subscriptions to our service to be useful for their own marketing purposes. We may not be successful in obtaining meaningful corporate sponsorships for our ProviderWeb.net site.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM OUR WEBSITES.

         We may be subjected to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our websites. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in past. We have received threats from some providers that they will assert defamation claims in connection with the information posted on our HealthGrades.com website. Moreover, patients who file lawsuits against providers often name as defendants all persons or companies with any nexus to the providers. As a result, patients may file lawsuits against us based on treatment provided by hospitals or other facilities that are highly rated on our site, or doctors who are included as "Leading Physicians" on our site. In addition, a court or government agency may take the position that our delivery of health information directly, or information delivered by a third-party site that a consumer accesses through our website, exposes us to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. The amount of insurance we maintain with insurance carriers may not be sufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain, and as a result, we may not be able to purchase insurance for some types of risks.

WE MUST ESTABLISH, MAINTAIN AND STRENGTHEN OUR BRANDS IN ORDER TO ATTRACT USERS TO OUR WEBSITES AND GENERATE LICENSES, SUBSCRIPTIONS AND SPONSORSHIPS.

         In order to expand our audience of users and increase our online traffic, as well as subscriptions on our ProviderWeb.net site, we must establish, maintain and strengthen our brands. For us to be successful in establishing our brands, consumers must perceive us as a trusted source of healthcare information, practice administrators must perceive us as a valuable source of tools and information for the operation of physician practices, and hospitals, nursing homes and other healthcare information sites must perceive us as an effective marketing and sales channel for their services and products. We expect that we will need to increase substantially our marketing budget in our efforts to establish brand recognition and brand loyalty.

Our business will suffer if our marketing efforts are not productive or if we cannot strengthen our brands.

IN ORDER TO EXECUTE OUR GROWTH PLAN, WE MUST ATTRACT, RETAIN AND MOTIVATE HIGHLY-SKILLED EMPLOYEES, AND WE FACE SIGNIFICANT COMPETITION FROM OTHER INTERNET COMPANIES IN DOING SO.

         Our ability to execute our business plan and be successful depends our continuing ability to attract, retain and motivate highly-skilled employees. We depend on the continued services of our senior management and other personnel. As we continue to grow, we will need to hire additional personnel in all operational areas. Competition for personnel throughout the Internet is intense. We may be unable to retain our key employees or attract, assimilate or retain other highly-qualified employees in the future. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business will suffer.

IF OUR ABILITY TO EXPAND OUR NETWORK INFRASTRUCTURE IS CONSTRAINED, WE COULD LOSE CONSUMER USERS OR SUBSCRIBERS, AND OUR BUSINESS COULD BE IMPAIRED.

         A growing number of consumers use our HealthGrades.com website, and only a limited number of practices subscribe to our ProviderWeb.net site. We must continue to expand and adapt our network infrastructure to accommodate additional users, changing consumer and subscriber requirements and increasing transaction volumes. We may not be able to accurately project the rate or timing of increases, if any, in the use of our websites or expand and upgrade our systems and infrastructure to accommodate such increases. If our systems do not accommodate increased use while maintaining overall performance, our users may instead use the online services of our competitors.

WE MAY EXPERIENCE SYSTEM FAILURES THAT COULD INTERRUPT OUR SERVICES

         The success of our business will depend on the capacity, reliability and security of our network infrastructure. We rely on telephone communication providers to provide the external telecommunications infrastructure necessary for Internet communications. We will also increasingly depend on providers of online content and services for some of the content and applications that we make available through HealthGrades.com and ProviderWeb.net. Any significant interruptions in our services or an increase in response time could result in the loss of potential or existing users and subscribers, licensees, sponsors and advertisers and, if sustained or repeated, could reduce the attractiveness of our sites to them. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for losses that may occur or to provide for costs associated with business interruptions.

         To succeed, we must be able to operate our websites 24 hours a day, 7 days a week, without material interruption. To operate without interruption, we and our content provider must guard against:

         o  damage from fire, power loss and other natural disasters;

         o  communications failures;

         o  software and hardware errors, failures or crashes;

         o security breaches, computer viruses and similar disruptive problems; and

         o  other potential interruptions.

         Our websites may be required to accommodate a high volume of traffic and deliver frequently updated information. Our users and subscribers may experience slower response times or system failures due to increased traffic on our site or for a variety of other reasons. We will also increasingly depend on content and applications providers to provide information and data feeds on a timely basis. We could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. Any significant interruption of our operations could damage our business.

OUR PROPRIETARY RIGHTS MAY NOT BE FULLY PROTECTED, AND WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BY OTHERS.

         Our failure to adequately protect our intellectual property rights could harm our business by making it easier for our competitors to duplicate our services. HealthGrades, HealthGrades.com, Healthcarereportcards.com, Physician report cards, Physicianreportcards.com, Dentist report cards, ProviderWeb.net, The Healthcare Ratings Experts Health Plan Report Cards, HMO Report Cards, Nursing Home Report Cards and our HealthGrades.com plus design are our trademarks, and we are seeking or will seek registration of these marks with the US Patent and Trademark office. We also have a patent pending on our hospital rating system and methodology, but we can give no assurance that the patent will be issued. We also require some of our employees to enter into a confidentiality and invention assignment agreement and, in some cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services by others or may be subject to challenge by others. Furthermore, our ability to protect our proprietary rights is uncertain since legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet related industries is uncertain and still evolving.

         In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to a claim that we infringe upon the proprietary rights of others. Although we do not believe that we are infringing upon the rights of others, third parties may claim that we are doing so. The possibility of inadvertently infringing upon the proprietary rights of another is increased for businesses such as ours because there is significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership, copyrights and other intellectual property rights. A claim of intellectual property infringement may cause us to incur significant expenses in defending against the claim, which could adversely affect our business, financial condition and results of operations. If we are not successful in defending against an infringement claim, we could be liable for substantial damages or may be prevented from offering some aspects of our services. We may be required to make royalty payments, which could be substantial, to a party claiming that we have infringed their rights. These events could damage our business.

WE MAY LOSE BUSINESS IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL OR OTHER CHANGES.

         If we are unable to keep up with changing technology and other factors related to our market, we may be unable to attract and retain users, subscribers, licensees, sponsors and advertisers, which would reduce our revenues. The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new service and product announcements and changing consumer demand. Our future success will depend on our ability to adapt to these changes, and to continuously improve the performance, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our services or infrastructure, which might negatively affect our ability to become or remain profitable.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

         The market for Internet content, services, product and advertising is new, rapidly evolving and intensely competitive. We expect this competition to increase significantly, and our business will be adversely affected if we are unable to compete successfully. We currently compete, or potentially compete, with many providers of web content, information services and products, as well as traditional media and promotional efforts, for audience attention and advertising and sponsorship expenditures. We expect competition to intensify in the future. Barriers to entry are not significant, and current and new competitors may be able to launch new websites at a relatively low cost. We compete, directly and indirectly, for consumers, subscribers, licensees and advertisers with:

         o companies or organizations providing or maintaining online services or websites targeted to consumers, physician practices and practice administrators within the healthcare industry;

         o companies and organizations providing or maintaining general purpose consumer online services that provide access to healthcare content and services;

         o companies and organizations providing or maintaining public sector and non-profit websites that provide healthcare information and services without advertising or commercial sponsorships;

         o companies and organizations providing or maintaining web search and retrieval services and other high-traffic websites;

         o publishers and distributors of traditional media, including those targeted to practice administrators, some of which have established or may establish websites;

         o other websites that offer products and services to improve the efficiency of administrative and communication tasks of the healthcare providers; and

         o vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging.

         We believe that one of providerweb.net's competitors has sold a large number of subscriptions to a major corporation, which, as part of its own promotional efforts, is distributing the subscriptions free of charge to physician practices. This may affect our ability to market our providerweb.net service to some practices.

         Competition for subscribers, users, licensees, sponsors and advertisers, as well as competition in the electronic commerce market, is intense and expected to increase significantly.


         Risks Related to Online Healthcare Services and the Internet

HEALTHCARE REFORMS AND THE COST OF REGULATORY COMPLIANCE COULD NEGATIVELY AFFECT OUR BUSINESS.

         The healthcare industry is heavily regulated. Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion and reimbursement of healthcare services and products. Our failure or the failure of our subscribers, licensees, sponsors or advertisers to comply with any applicable regulatory requirements or industry guidelines could:

         o  limit or prohibit business activities;

         o subject us or subscribers, licensees, sponsors or advertisers to adverse publicity; or

         o increase the costs of regulatory compliance or subject us or our subscribers, licensees, sponsors or advertisers to monetary fines or other penalties.

         A federal law commonly known as the Medicare/Medicaid antikickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services, including pharmaceuticals. Another federal law, commonly known as the "Stark" law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an explicit exception to the referral ban. Some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships, with sponsors and licensees, including hospitals and nursing homes. It is possible that additional or changed laws, regulations or guidelines could be adopted in the future.

         In addition, implementation of government healthcare reform may adversely affect promotional and marketing expenditures by pharmaceutical companies, which could decrease the business opportunities available to us. While we do not presently have any promotional agreements with pharmaceutical companies, we are pursuing such agreements.

THE INTERNET IS SUBJECT TO MANY LEGAL UNCERTAINTIES AND POTENTIAL GOVERNMENT REGULATIONS THAT MAY DECREASE DEMAND FOR OUR SERVICES, INCREASE OUR COST OF DOING BUSINESS OR OTHERWISE HAVE A DAMAGING EFFECT ON OUR BUSINESS.

         Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease demand for our services, increase our cost of doing business or otherwise cause our business to suffer.

         Laws and regulations may be adopted in the future that address Internet-related issues, including online content, user privacy, pricing and quality of products and services. This legislation could increase our cost of doing business and negatively affect our business. Moreover, it may take years to determine the extent to which existing laws governing issues like property ownership, libel, negligence and personal privacy are applicable to the Internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of them predate and therefore do not specifically address online activities. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States.

STATE AND FEDERAL LAWS THAT PROTECT INDIVIDUAL HEALTH INFORMATION MAY LIMIT OUR PLANS TO COLLECT, USE AND DISCLOSE THAT INFORMATION.

         If we fail to comply with current or future laws or regulations governing the collection, dissemination, use and confidentiality of patient health information, our business could suffer.

         Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

         o  state privacy and confidentiality laws;

         o state laws regulating health care professionals, such as physicians, pharmacists and nurse practitioners;

         o  Medicaid laws;

         o the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and

         o Health Care Financing Administration standards for Internet transmission of health data.

         Congress has been considering proposed legislation that would establish a new federal standard for protection and use of health information. While we are not gathering patient health information at this time, other third-party sites that consumers access through our site may not maintain systems to safeguard any health information they may be collecting. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of information. For example, we may contract out the hosting of our Web site to a third party. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

FDA AND FTC REGULATIONS ON ADVERTISING MAY BE BURDENSOME AND NEGATIVELY AFFECT OUR ABILITY TO PROVIDE SOME APPLICATIONS OR SERVICES, WHICH COULD LEAD TO HIGHER THAN ANTICIPATED COSTS OR LOWER THAN ANTICIPATED REVENUES.

         Complying with Food and Drug Administration and Federal Trade Commission regulations may be time consuming, burdensome and expensive and could negatively affect our ability to continue providing some applications or services, or to introduce new applications or services in a timely manner. This may result in higher than anticipated costs or lower than anticipated revenues. In addition, because part of our business may in the future involve direct-to-consumer advertising of prescription drugs, any increase in FDA or FTC regulation of these advertisements or the enforcement of these regulations or policies could make it more difficult for us to provide existing or future applications or services to our users and subscribers or obtain the necessary corporate sponsorship to do so.

         Any current or future regulatory requirements that the FDA or the FTC impose on us or our advertisers and sponsors could harm us by:

         o making it harder to persuade pharmaceutical, biotechnology and medical device companies to advertise or promote their products on our websites;

         o restricting our ability to continue to provide some of our services or content, or to introduce new services or content in a timely manner;

         o damaging our relationships with pharmaceutical, biotechnology and medical device companies, particularly if programs we recommend or endorse result in FDA or FTC enforcement action directed against us or these companies; or

         o making it more expensive and time-consuming to comply with new requirements.

         As a consequence of these events, we might lose advertising or sponsorship revenue, spend significant amounts of our limited resources on regulatory experts in the area of FDA or FTC compliance, or receive adverse publicity that negatively affects our business. In addition to existing FDA and FTC regulation of advertising and promotion by pharmaceutical, biotechnology and medical device companies, our business faces a potential risk of increased FDA and FTC regulation of these activities in an online context.

ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

         Our security measures may not prevent security breaches. Substantial or ongoing security breaches on our system or other Internet-based systems could reduce user confidence in our websites, causing reduced usage that adversely affects our business. The secure transmission of confidential information over the Internet is essential to maintain confidence in our websites and will be increasingly important as we expand our services. Consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, our services.

         We will need to incur significant expense to protect and remedy against security breaches when we identify a significant business risk. Currently, we do not store sensitive information, like patient information or credit card information, on our websites. If we launch services that require us to gather sensitive information, our security expenditures will increase significantly.

         A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties conducting business over the Internet.

                                   Other Risks

OUR OFFICERS, DIRECTORS AND MAJOR STOCKHOLDERS MAINTAIN SIGNIFICANT CONTROL OF HEALTHGRADES.COM.

         Our officers, directors and two major stockholders own approximately 50.7% of our outstanding common stock. If our officers, directors and the stockholders act together, they will be able to control the management and affairs of HealthGrades.com and will have the ability to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price for our common stock. Under an agreement among us, the two major stockholders, and our principal executive officers, the parties other than us have agreed to vote their shares for the election of a designee of each of the major stockholders.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE ANTITAKEOVER PROVISIONS THAT MAY DETER OR PREVENT A TAKEOVER ATTEMPT.

         Some provisions of our certificate of incorporation and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. Our certificate of incorporation requires the vote of 66 2/3% of the outstanding voting securities in order to effect certain actions, including a sale of substantially all of our assets, certain mergers and consolidations and our dissolution or liquidation, unless these actions have been approved by a majority of the directors. Our certificate of incorporation also authorizes our Board of Directors to issue up to 2,000,000 shares of preferred stock having such rights as may be designated by our Board of Directors, without stockholder approval. Our bylaws provide that stockholders must follow an advance notification procedure for certain nominations of candidates for the Board of Directors and for certain other stockholder business to be conducted at a stockholders meeting. The General Corporation Law of Delaware restricts certain business combinations with interested stockholders upon their acquisition of 15% or more of our common stock.

         All of these provisions could make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of us.

WE HAVE NO INTENTION TO PAY DIVIDENDS ON OUR COMMON STOCK.

         We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings to finance the expansion of our business.

Item 2. Properties

We have a five-year lease for our approximately 12,000 sq. foot headquarters facility in Lakewood, Colorado, which expires on March 15, 2001. Our annual lease payments for this facility is approximately $196,000.

Item 3. Legal Proceedings

Reconstructive Orthopaedic Associates

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

On November 8, 1999, we filed a complaint in the U.S. District Court for the District of Colorado against ROA. The complaint asserts that ROA has taken actions in direct contravention of our management services agreement with ROA, including trying to terminate the agreement in a manner not allowed by the contract, threatening to withhold payments due under the agreement, and filing suit in another jurisdiction in violation of the agreement. We seek a declaration and adjudication of both parties' contractual rights and obligations in order to terminate this dispute. We also seek injunctive relief and damages.

We believe we have strong legal and factual defenses to ROA's claims. We intend to vigorously defend against ROA's lawsuit and aggressively pursue our claims.

Orthopaedic Institute of Ohio

On November 1, 1999, we filed a complaint in the U.S. District Court for the District of Colorado against the Orthopaedic Institute of Ohio, Inc. ("OIO"). The compliant asserts that, prior to the closing of the restructure agreement between OIO and us, OIO, its physician owners and the administrator of OIO diverted over $470,000 from our bank account and deposited such funds into a bank account held by OIO and the physician owners. The compliant further asserts that OIO and the physician owners are continuing to withhold from us amounts that remain due under the restructure agreement of over $720,000. OIO subsequently filed a Motion for Stay of Proceedings and a Motion to Dismiss. Essentially, OIO has argued that all claims made by us are subject to the arbitration clause of the Restructure Agreement by and between us and OIO. We filed a response to OIO's Motions and oral arguments occurred in March 2000. The court has not yet made a ruling.

Associated Orthopaedic and Sports Medicine Center

On August 11, 1999, we filed a complaint in the U.S. District Court for the Northern District of Texas, Dallas Division against the Associated Orthopaedics & Sports Medicine, P.A., Associated Arthroscopy Institute, Inc., Access Medical Supply, Inc. d/b/a Associated Physical Therapy, Allied Health Services, P.A. d/b/a Associated Occupational Rehabilitation, Neal C. Small, M.D. and Alexander
I. Glogau, M.D. (collectively, the "Plano entities"). The complaint asserted that, on April 29, 1999, in violation of their service agreements with us, the Plano entities assumed control and management of their respective administration and finances. The complaint further alleged that the Plano entities diverted our accounts receivable receipts into an account controlled by them and failed to pay our service fees.

Effective December 31, 1999, we entered into a settlement and release agreement with the Plano entities that resolves all legal disputes and litigation between us and the Plano entities. In connection with the settlement agreement, we received a cash payment of $778,848 in December 1999, and an additional cash payment in the amount of $1,536,384, in January 2000 in consideration for the tangible book value of the Plano entities assets and the termination of their service agreements.

Mid-Atlantic Orthopedic Specialists

On January 4, 1999, Mid-Atlantic Orthopaedic Specialists, P.C. ("MAOS"), one of our affiliated practices, gave us notice that they intended to terminate the service agreement between us and the practice based on our material default in the performance of our duties and obligations imposed upon us by the service agreement. Under the terms of the service agreement, in the event that an affiliated practice asserts a material default under the service agreement, we have sixty days in which to cure any such default. In our response letter to the practice, we informed the practice that we did not believe that we were in material default under the service agreement and that in any event the practice had failed to give us adequate notice of a material default in order to give us a reasonable opportunity to cure any specific default within the sixty-day period provided for in the service agreement.

On May 7, 1999, we filed a declaratory judgment action in the U.S. District Court for the District of Colorado against MAOS, seeking a determination and adjudication of the rights and liabilities of the parties under the merger agreement and service agreement. We also sought a declaration confirming that we did not materially breach the service agreement and that MAOS was not entitled to terminate that agreement.

On October 28, 1999, we filed a Second Amended Complaint against Mid-Atlantic Orthopedic Specialists, asserting in addition to a previous declaratory judgment claim, claims for breach of contract, replevin, indemnification, enforcement of restrictive covenants, promissory estoppel, unjust enrichment, conversion, civil theft, tortious interference, accounting and constructive trust. MAOS and the Physician Owners filed a Motion to dismiss the claims for civil theft, conversion, replevin and punitive damages. On August 31, 1999, MAOS and the Physician Owners filed a counterclaim against SCN and two of its officers, Kerry Hicks and Pat Jaeckle, asserting claims for breach of contract, breach of covenant of good faith and fair dealing, fraud, negligent misrepresentation, and state and federal securities law claims.

On March 7, 2000, the Company entered into a binding agreement as to material terms with MAOS that resolves all legal disputes and litigation between the Company and MAOS. Under the terms of the agreement, the Company will receive a payment of $1,500,000 in consideration for the tangible book value of the MAOS assets and the termination of the MAOS service agreement. Pursuant to the terms of the agreement, the closing will be no later than April 21, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

     NAME                          AGE   POSITION
Kerry R. Hicks................     40    Chief Executive Officer
Patrick M. Jaeckle............     41    President and Secretary
D. Paul Davis.................     42    Executive Vice President-Finance, CFO & Treasurer
David G. Hicks................     41    Executive Vice President-Information Technology
Timothy D. O'Hare.............     47    Senior Vice President-Provider Web.net
Frank W. Riesenecker..........     42    Senior Vice President-Corporate Operations
Peter A. Fatianow.............     36    Senior Vice President-Business Development
Sarah Loughran................     35    Senior Vice President-Content

KERRY R. HICKS, one of our founders, has served as our Chief Executive Officer since our inception in 1995. He also served as our President from our inception until November 1999. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management (LBA). Mr. Hicks received a BS in Business and a Masters in Information Systems from Colorado State University.

PATRICK M. JAECKLE, one of our founders, has served as our President since November 1999. He was an Executive Vice President from our inception in 1995 until November 1999. From February 1994 through March 1996, Mr. Jaeckle served as Director of Healthcare Corporate Finance at Morgan Keegan & Co., Inc. Previously, Mr. Jaeckle was a member of the healthcare groups at both CS First Boston and Smith Barney. Prior to his career in investment banking, Mr. Jaeckle was a member of the International Business Development Group at Merck & Company. Mr. Jaeckle received an MBA from Columbia Business School and a BA from the University of Texas at Austin.

D. PAUL DAVIS has served as Executive Vice President - Finance for HealthGrades.com, Inc. since November 1999. He has been our Chief Financial Officer since August 1998. He was our Senior Vice President of Finance and Chief Financial Officer from March 1997 until August 1998, and from March 1996 until March 1997 he was Vice President of Finance. From January 1993 to March 1996, Mr. Davis served as Vice President of Finance for Surgical Partners of America, Inc. His responsibilities included oversight of all accounting functions and corporate financing. He served as Chief Financial Officer for Anesthesia Service Medical Group, Inc., from April 1987 to January 1993. From January 1982 to April 1987, Mr. Davis was employed by Intermountain Health Care, Inc., as Corporate Accountant. Mr. Davis received a BS degree in Accounting from the University of Utah. He is a Certified Public Accountant and a Certified Management Accountant.

DAVID G. HICKS has served as our Executive Vice President - Information Technology since November 1999. He was Senior Vice President of Information Technology from May 1999 to November 1999 and Vice President of Management Information Systems from March 1996 until May 1999. From 1994 to March 1996, Mr. Hicks worked as Manager of Information Technology for the Association of Operating Room Nurses. He was responsible for all information technology development. From 1992 to 1994, Mr. Hicks worked as Manager of Financial Systems for Coors Brewing Company, where he was responsible for all technology within the Internal Financial Systems Department. From 1982 to 1992, Mr. Hicks served as Manager of Internal Systems for Martin Marietta Data Systems. He was responsible for developing proprietary billing systems and centralized data exchange and data warehousing. Mr. Hicks received a BS degree in Management Information Systems from Colorado State University.

TIMOTHY D. O'HARE has served as our Senior Vice President - ProviderWeb.net since November 1999. He was our Vice President - Operations from August 1996 until November 1999. From 1987 to 1994, Mr. O'Hare served as Vice President and Executive Director of HealthCare of North Carolina. From 1994 to 1996, Mr. O'Hare served as Executive Director of Kaiser Foundation Health Plan of North Carolina. Mr. O'Hare has over 20 years experience in healthcare, having worked for managed care companies, hospitals, and physicians. Mr. O'Hare received a BS degree in Business from Virginia Tech and an MHA degree from Virginia Commonwealth University

FRANK W. RIESENECKER has served as our Senior Vice President - Corporate Operations since September 1999. From March 1997 to August 1999, Mr. Riesenecker served as President of Chums, Inc., a leading manufacturer of sports and safety products for consumer and industrial markets worldwide. Previously, Mr. Riesenecker served as President of Tundra, Inc. an industrial and commercial construction project management company.

SARAH LOUGHRAN has served as our Senior Vice President - Content since March 2000 and as Senior Vice President - Content of HG.com and its successor, Healthcare Ratings, Inc. since 1998. From 1996 to 1997, Ms. Loughran worked as Assistant Vice President for Product Development for HCIA, where she developed a number of information application products. From 1994 to 1996, Ms. Loughran served as a Senior Consultant at LBA Healthcare Management. In this role, she consulted with more than 35 different hospitals on managing cost by clinical specialty. Prior to this, she was Assistant Vice President for Clinical Support Services in a large not-for-profit hospital system. Ms. Loughran received a BA in Economics from Vanderbilt University and an MBA and MHSA from the University of Michigan.

PETER A. FATIANOW has served as our Senior Vice President - Business Development since March 2000. He has served in several capacities for HG.com and its successor, Healthcare Ratings, Inc. Since July 1998, most recently as Senior Vice President - Operations. He was previously our Vice President of Business Development from our inception until July 1998. From July 1998 until February 1999, he was a partner of Consolidation Capital Partners LLC, which provided consulting services to us in connection with our restructuring transaction with our former affiliated practices. From July 1994 to February 1996, Mr. Fatianow worked as an Associate Vice President in Healthcare Corporate Finance with Morgan Keegan & Company, Inc. Previously, he spent two years in CS First Boston's Health Care Group in New York where he worked on a variety of merger and acquisition advisory and corporate finance assignments. Mr. Fatianow received a BS in Business Management with an emphasis in finance from Brigham Young University.

Kerry R. Hicks and David G. Hicks are brothers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated as reported on the Nasdaq Stock Market.

                                                         HIGH        LOW
                                                         ----        ---
Year Ended December 31, 1998
    First Quarter.................................    $  13 3/8  $  11 1/8
    Second Quarter................................       12 1/2      5 3/4
    Third Quarter.................................        6 5/8      1 1/32
    Fourth Quarter ...............................        2 7/32        3/4

Year Ended December 31, 1999
    First Quarter.................................    $   1 7/8  $     5/8
    Second Quarter................................        3            3/8
    Third Quarter.................................        5 7/8      1 27/32
    Fourth Quarter (1)............................        4 7/8      1 7/16

(1) Beginning November 24, 1999, the Company began trading on the Nasdaq Small Cap Market. The stock previously traded on the Nasdaq National Market.

We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business. Our credit facility with a bank syndicate prohibits the payment of any dividends without written approval from the bank syndicate.

Item 6. Selected Financial Data

Statement of Operations Data

                                                      YEAR ENDED           YEAR ENDED           YEAR ENDED            YEAR ENDED
                                                   DECEMBER 31, 1999    DECEMBER 31, 1998     DECEMBER 31,1997     DECEMBER 31, 1996
                                                   -----------------    -----------------     ----------------     -----------------
Revenue:
      Service fees                                   $  29,045,291        $  76,649,778        $  45,966,531        $   4,392,050
      Marketing, advertising and
      Other Internet revenue                               407,577                   --                   --                   --
      Other                                              2,132,880            2,531,524            3,689,390                   --
                                                     -------------        -------------        -------------        -------------

                                                        31,585,748           79,181,302           49,655,921            4,392,050
                                                     -------------        -------------        -------------        -------------
Costs and expenses:
      Clinic expenses                                   15,234,416           55,188,411           31,644,618            2,820,743
      General and administrative                        12,423,414           14,468,537            7,861,015            3,770,263
      Impairment loss on service agreements                     --           94,582,227                   --                   --
      Production, content and product development        1,217,917                   --                   --                   --
      Litigation and other costs                         5,309,168            3,564,392                   --                   --
      Impairment loss on intangible assets and
         other long-lived assets                                --            3,316,651                   --                   --
                                                     -------------        -------------        -------------        -------------
      Total costs and expenses                          34,184,915          171,120,218           39,505,633            6,591,006
                                                     -------------        -------------        -------------        -------------
(Loss) income from operations                           (2,599,167)         (91,938,916)          10,150,288           (2,198,956)
Other:
      Gain on sale of assets, practice disputes, and
      Amendment and restatement of service
      agreements                                        2,766,284                   --                   --                   --
      Gain on sale of equity investment                   127,974            1,240,078                   --                   --
      Gain on sale of subsidiary                          221,258                   --                   --                   --
      Interest income                                     312,447              187,450              536,180               11,870
      Interest expense                                 (2,489,427)          (3,741,089)            (942,144)             (90,368)
                                                     -------------        -------------        -------------        -------------
(Loss) income before income taxes                       (1,660,631)         (94,252,477)           9,744,324           (2,277,454)
Income tax benefit (expense)                             2,625,561           32,466,391           (3,873,926)             506,071
                                                     -------------        -------------        -------------        -------------

Net income (loss)                                    $     964,930        $ (61,786,086)       $   5,870,398        $  (1,771,383)
                                                     =============        =============        =============        =============
Net income (loss) per common share (basic)           $        0.07        $       (3.39)       $        0.38        $       (0.16)
                                                     =============        =============        =============        =============
Weighted average number of common shares
      used in computation (basic)                       14,202,748           18,237,827           15,559,368           11,422,387
                                                     =============        =============        =============        =============


Net income (loss) per common share (diluted)         $        0.07        $       (3.39)       $        0.37        $       (0.14)
                                                     =============        =============        =============        =============

Weighted average number of common
      shares and common share equivalents
      used in computation (diluted)                     14,817,732           18,237,827           16,071,153           12,454,477
                                                     =============        =============        =============        =============

                BALANCE SHEET DATA

                            DECEMBER 31, 1999    DECEMBER 31, 1998    DECEMBER 31, 1997   DECEMBER 31, 1996
                            -----------------    -----------------    -----------------   -----------------
Working capital (deficit)   $         869,430    $     (21,457,105)   $      21,924,386   $       7,637,724
Total assets                       20,450,118           70,179,278          140,301,650          16,013,125
Total long-term debt                8,803,283              680,152           33,885,141           5,142,450
Total short-term debt               7,702,005           53,514,615                   --                  --

(1) The 1996 net income (loss) per share and weighted average share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We operate two healthcare Internet sites and provide practice management services to physicians. Through our Internet website, HealthGrades.com, we provide ratings or "report cards" on hospitals, health plans and nursing homes, designate "Leading Physicians" and offer profiles of specialty healthcare providers across the country. Our other website, ProviderWeb.net is a subscription service for physician practice administrators and managers that provides online tools and information.

Prior to the restructuring transaction described below under "MODIFICATION OF ARRANGEMENTS AND RESTRUCTURING TRANSACTION", we entered into long-term service agreements with 21 practices that affiliated with us. When we entered into the transactions, we also acquired all of the non-medical assets of the affiliated practices. In exchange, we paid consideration consisting of cash, our securities or both. Under our service agreements, we, among other things, provided facilities and management, administrative and development services to the affiliated practices, and employed most non-physician personnel of the affiliated practices, in return for specified service fees. The operating expenses incurred by us included the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical aspects of the affiliated practices and depreciation and amortization of assets. In addition to the operating expenses discussed above, we incurred personnel and administrative expenses in connection with our corporate offices, which provided management, administrative and development services to the affiliated practices.

MODIFICATION OF ARRANGEMENTS AND RESTRUCTURING TRANSACTION

As a result of transactions with 13 practices that restructured our management service arrangements (six of which were later terminated) and other agreements, including litigation settlements terminating our management services arrangements with four other practices, our physician practice management services have been substantially reduced.

Effective December 31, 1998, we entered into transactions with four of our affiliated practices. In these transactions, we sold to each of the practices accounts receivable, fixed assets and certain other assets relating to the respective practices and replaced the original management service arrangements with new arrangements. Under the revised management services agreements, which terminate at certain dates between November 2001 and March 2003, we provide substantially reduced services to the practices, and the practices pay significantly reduced service fees. As a result of the completion of these four transactions, we reacquired 2,124,959 shares of our common stock and reduced our outstanding indebtedness at December 31, 1998 by approximately $5.5 million through the cancellation with restructuring of a convertible note with one of the practices. Additionally, in 1999, we used the proceeds from the completion of these four transactions to reduce the amount outstanding under our Credit Facility by approximately $8.5 million.

Effective June 15, 1999, we closed a restructuring transaction through ten separate restructure agreements involving the following nine practices: Floyd R. Jaggears, Jr., M.D., P.C., II; Riyaz H. Jinnah, M.D., II, P.A.; The Orthopaedic and Sports Medicine Center, II, P.A.; Orthopaedic Associates of West Florida, P.A.; Orthopaedic Institute of Ohio, Inc.; Orthopaedic Surgery Centers, P.C. II; Princeton Orthopaedic Associates, II, P.A.; Reconstructive Orthopaedic Associates, II, P.C.; and Steven P. Surgnier, M.D., P.A., II. (See Note 2 to the Consolidated Financial Statements for information regarding this transaction.) We have received to date approximately $16.3 million in payment for the restructuring transaction. Most of these funds were used to reduce indebtedness. In addition, we reacquired 3,254,519 shares of our common stock.

OTHER TRANSACTIONS

Effective June 14, 1999, we entered into a termination agreement with Ortho-Associates, P.A. d/b/a Park Place Therapeutic Center ("PPTC"), which terminated the affiliation of PPTC with us. The consideration paid to us consisted of payment for the tangible book value of PPTC assets and payment for the termination of the service agreement. In connection with the termination agreement, we received a cash payment of $8,775,217. Additionally, approximately 545,000 warrants were canceled in connection with the PPTC termination agreement.

Effective June 16, 1999, we entered into a settlement agreement with TOC Specialists, PL ("TOC") that resolved all legal disputes and litigation between us and TOC. In connection with the settlement agreement, we received a cash payment of $3,500,000 and 762,128 shares of our common stock in consideration for the tangible book value of the TOC assets and the termination of the service agreement.

Effective November 12, 1999, we entered into a settlement and release agreement with The Specialists Orthopaedic Medical Corporation and The Specialists Surgery Center (collectively, "The Specialists") that resolved all legal disputes and litigation between us and The Specialists. In connection with the settlement agreement, we received cash payments during 1999 of $500,000, a note receivable in the amount of $1,500,000 and 165,987 shares of our common stock in consideration for the tangible book value of The Specialists assets and the termination of the Specialists service agreements.

Effective December 31, 1999, we entered into a settlement and release agreement with Associated Orthopaedics & Sports Medicine, P.A., Associated Arthroscopy Institute, Inc. Access Medical Supply, Inc. d/b/a Associated Physical Therapy, Allied Health Services, P.A., d/b/a Associated Occupational Rehabilitation, Neal
C. Small, M.D. and Alexander I. Glogau, M.D. (collectively, "Plano") that resolved all legal disputes and litigation between us and Plano. In connection with the settlement agreement, we received a cash payment of $778,848 in December 1999 and an additional cash payment in the amount of $1,536,384 in January 2000 in consideration for the tangible book value of the Plano assets and the termination of the Plano service agreements.

ACQUISITION OF MINORITY INTERESTS AND OFFICER NOTES

     In June 1999, we entered into an agreement with the former stockholders of Provider Partnerships, Inc. ("PPI") to resolve certain issues raised by the former stockholders of PPI relating to the transaction in which we acquired PPI. At that time, we formed HG.com, Inc. (formerly known as HealthGrades.com, Inc.) ("HG.com") and transferred to HG.com certain assets that were developed by us into one of our websites (formerly HealthCareReportCards.com, currently HealthGrades.com) and other related internet products. The remaining non-internet related assets of PPI were transferred to us, and PPI was subsequently liquidated. Additionally, one of our employees and Venture5 LLC, whose members consist of the former PPI stockholders, owned minority interests in HG.com. We owned the majority interest. In September 1999, we entered into an agreement with Venture5 under which we agreed to purchase a number of shares of our majority-owned subsidiary, HG.com, Inc. that would increase our ownership in HG.com, Inc. to 90%. The agreement required that we pay Venture5 $4,000,000 by November 1, 1999. In November 1999, the purchase date was extended until December 31, 1999. On December 31, 1999, we paid $4,000,000 to Venture5 (the "Minority Interest Purchase") in full satisfaction of this obligation. We financed the Minority Interest Purchase by borrowing $3,550,000 from some of our officers (the "Officers") and issued notes to the officers totaling $3,550,000 (hereafter, the "Officer Notes"). The Officer Notes bear interest at prime plus two percentage points and are payable on December 31, 2000. The remainder of the purchase price was financed with our working capital.

In an effort to raise the funding to comply with our commitments described above, during November and December 1999, we pursued various financing alternatives through our relationship with our primary lender, various venture capital firms and personal financing by our officers. On December 29, 1999, our Board of Directors approved a term sheet relating to an equity investment (the "Proposed Financing") in us by a venture capital firm (hereafter, the "VC firm"). On December 30, 1999, we executed the term sheet. In March 2000, we consummated an equity financing which raised $18 million. This financing (the "Revised Financing") superceded the Proposed Financing. Under the terms of the Revised Financing, in March 2000, the Officers converted $3.2 million of the Officer Notes into an aggregate of 1.6 million shares of common stock and five year warrants to purchase 560,000 shares of common stock at $4.00 per share.

Effective February 3, 2000, we merged our majority-owned subsidiary, HG.com, Inc., into a recently formed, wholly-owned subsidiary, HealthcareRatings, Inc. (hereafter, the "Merger Transaction"). In order to effect the Merger Transaction, we gave the minority shareholders of HG.com 800,000 shares of Company common stock. In connection with the Merger Transaction, we recorded goodwill in the amount of $1,850,000 based on the fair value of the stock issued as of the transaction date. The goodwill is being amortized over an estimated useful life of seven years.

ACCOUNTING TREATMENT

Commencing January 1, 1999, costs of obtaining long-term service agreements for practices affiliated with us that were not a party to the restructuring transaction are amortized using the straight-line method over estimated lives of five years from January 1, 1999.

Goodwill, which is stated at cost, was acquired in connection with the Minority Interest Purchase described above and is being amortized on a straight-line basis over a seven-year period. (See Note 7 to the Consolidated Financial Statements for further discussion of this transaction.) In addition, the additional goodwill acquired in February 2000 in connection with the Merger

Transaction described above is also being amortized over an estimated useful life of seven years.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES:

Service fees

These revenues are derived from our physician practice management business. Service fees revenue was $29.0 million for the year ended December 31, 1999, compared to $76.6 million for the same period in 1998. The decrease was primarily the result of the reduced service fees received by us due to the modification of arrangements with four practices beginning January 1, 1999 and as a result of the restructuring transaction. In connection with the restructuring transaction, management services obligations and service fees were reduced commencing April 1, 1999.

During the year ended December 31, 1999, we terminated our management services agreements with several of our affiliated practices. As a result of these terminations, we are no longer required to provide management services to these practices. Included in service fee revenue for the year ended December 31, 1999 is $2.7 million related to revenue recognized as a result of these terminations.

Marketing, advertising and other Internet revenue

These revenues are derived from our Internet healthcare business. We derive these revenues primarily from marketing arrangements with hospitals, fees related to the licensing of access to our content (including set-up fees) and advertising. Marketing revenues are derived from annual fees from hospitals in return for our serving banner advertisements and providing other marketing services to the hospitals. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement. Revenue related to the licensing of content and initial set-up fees are recognized on a straight-line basis over the term of the agreement. Advertising revenue relates to advertisements served on both our sites and our share of advertising revenue derived from advertisements delivered on sites of other on-line healthcare companies that provide access to our content. Revenues derived from advertising arrangements where we contract directly with the advertiser are recorded at the gross contract amount and commissions and other revenue-sharing splits with other on-line healthcare companies are recorded as general and administrative expenses. Advertising revenues earned under revenue sharing arrangements from other web sites are recorded net of commissions because the commissions are not contractual obligations of ours.

Marketing, advertising and other Internet revenue was approximately $408,000 for the year ended December 31, 1999. There was no corresponding revenue during 1998.

Other

Other revenue for the year ended December 31, 1999 included $1.7 million of bad debt recovery related to the settlement of a lawsuit.

COSTS AND EXPENSES:

Clinic expenses and general and administrative expenses

For the year ended December 31, 1999, total clinic expenses were $15.2 million compared to $55.2 million for the same period of 1998. This decrease was primarily the result of the elimination of our obligation to pay clinic expenses with respect to practices that were party to the transactions described above under "Revenues - Service Fees." General and administrative expenses were $12.4 million for the year ended December 31, 1999, compared to $14.5 million for the same period in 1998. The decrease in general and administrative expenses is primarily the result of the reduction in corporate overhead due to the transactions described above.

Production, content and product development costs

Beginning in 1999, we began incurring production, content and product development costs related to the development and support of our HealthGrades.com and ProviderWeb.net Internet sites. These costs, which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense, are expensed as incurred. Total costs for the year ended December 31, 1999 were $1.2 million.

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon our product development process, technological feasibility is established upon the completion of a working model. Costs incurred by us between completion of a working model and the launch of our websites have not been significant.

Litigation and other costs

We continue to be involved in litigation with certain of our affiliated practices. As a result of the disputes, we recorded a charge of approximately $3.4 million for the year ended December 31, 1999 to reserve for service fee revenues that have not been paid by these practices. For the year ended December 31, 1999, we incurred approximately $1.1 million in expenses directly related to these disputes. In addition, we incurred legal and other consulting fees associated with the negotiation of the restructuring transaction with nine of our affiliated practices of approximately $750,000 for the year ended December 31, 1999.

Gain on sale of assets, practice disputes and amendment and restatement of service agreements

Effective June 15, 1999, we closed the restructuring transaction with nine practices. Additionally, we terminated our relationship with two practices and entered into litigation settlements with several practices that resulted in termination of our affiliation with these practices. We recorded a pre-tax gain on these transactions of approximately $2.8 million for the year ended December 31, 1999.

Gain on sale

During 1998, we funded, through our wholly-owned subsidiary, Ambulatory Services, Inc. ("ASI"), the purchase of a lease for, and improvements to, a surgery center in Lutherville, Maryland. The surgery center was the only asset of SCN of Maryland, LLC (the "LLC"), which was wholly owned by ASI. In March 1999, the LLC issued to ASI, a promissory note in the amount of $2,120,619 with respect to advances made by ASI to cover development of the surgery center. This promissory note bore interest at 8% and was payable in sixty monthly installments beginning July 1, 1999. In March 1999, we sold 68% of our interest in the LLC to certain physician owners of a practice affiliated with us for $360,505. The sale resulted in a pre-tax gain of $221,258. In September 1999, we sold our remaining interest in the LLC to the affiliated practice for $169,650. In addition, we received $2,212,445, in full payment of the obligation, including accrued interest, of the LLC to us and $502,633 to repay working capital advances made by ASI to the LLC. This sale resulted in a pre-tax gain of $127,974. We used approximately $1.6 million of the proceeds from this sale to reduce the amount outstanding under our credit facility.

Income taxes

For the year ended December 31, 1999, our effective income tax benefit rate was (158%). The effective income tax rate for the year ended December 31, 1999 is less than the expected federal tax rate principally due to reductions in the valuation allowance for deferred tax assets recorded resulting from our restructuring and other transactions. The reduction in the valuation allowance for the year ended December 31, 1999 was partially offset by our inability to record a future income tax benefit for our deferred tax assets due to the uncertainty regarding our ability to produce sufficient taxable income in future periods necessary to realize such benefits.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenue

Our service fees revenue, including reimbursement of clinic expenses, increased by $30.6 million to $76.6 million for the twelve months ended December 31, 1998 compared to $46.0 million for the same period in 1997. These increases primarily reflect affiliation transactions that occurred during the latter part of 1997 and in the first quarter in 1998. Other revenue for the year ended December 31, 1998 was $2.5 million compared to $3.7 million for the same period in 1997. The decrease in other revenue was primarily due to a decrease in business consulting fees earned and bad debt recovery in 1998 compared to the same period of 1997.

Clinic expenses and general and administrative expenses

For the year ended December 31, 1998, total clinic expenses were $55.1 million compared to $31.6 million for the same period of 1997. Clinic expenses are costs incurred by us, in accordance with service agreements then in effect, on behalf of the affiliated practices for which they were obligated to reimburse us. Reimbursement of clinic expenses is a component of the service fee revenue recorded by us.

For the year ended December 31, 1998, general and administrative expenses were $14.5 million compared to $7.9 million for the same period of 1997. This increase was primarily due to increased amortization expense related to the additional long-term service agreements we entered into with affiliated practices in the latter part of 1997 and first quarter 1998. In addition, we shortened the lives over which the service agreements are amortized effective June 1998.

Impairment losses, litigation and other costs

Due to the then pending restructuring transaction, as well as numerous other factors in the physician practice management industry in general, we undertook during the fourth quarter of 1998 an evaluation of the carrying amount of our management service agreements pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. As a result of this evaluation, we recorded an impairment loss on our management service agreements of approximately $94.6 million in December 1998. (See Note 2 to the Consolidated Financial Statements for further discussion of this impairment charge.)

As a result of disputes with certain of our affiliated practices, we recorded a charge of approximately $2.7 million to reserve for service fees recorded for these practices. In addition, as of December 31, 1998, we incurred approximately $200,000 in legal fees directly related to these disputes. In connection with the restructuring transaction described above, we also incurred expenses of approximately $700,000 for financial advisors and legal consultation.

During 1998, we were engaged in negotiations to resolve certain issues raised by the former stockholders of Provider Partnerships, Inc. ("PPI"), a corporation acquired by us in August 1998. PPI was a company engaged in providing consulting services to hospitals, and it also provided certain assets that were developed by us into the HealthCareReportCards.com web site. Because of the dispute with the former PPI stockholders, we recorded an impairment loss in December 1998 of approximately $1.2 million on the intangible asset created with the acquisition of PPI. In addition, as a result of the proposed restructuring transaction, we performed a review of the carrying amount of our other long-lived assets, which resulted in an impairment loss of approximately $2.1 million during the fourth quarter of 1998.

Gain on sale of equity investment

In March 1998, we sold our entire interest in West Central Ohio Group, Ltd., an Ohio limited liability company, for a pre-tax gain of approximately $1.2 million.

Interest expense

During the year ended December 31, 1998, we incurred interest expense of $3.7 million compared to $.9 million for the same period of 1997. This increase was primarily the result of additional borrowings under our bank credit facility which were made to fund our affiliation transactions and to fund our purchase of ancillary equipment for installation at affiliated practices.

YEAR ENDED DECEMBER 31, 1997

For 1997, we had service fees revenues of approximately $46.0 million, including reimbursement of clinic expenses. Of this amount, approximately $17.6 million in service fees were derived from practices that affiliated with us during 1997. We also generated other revenues totaling approximately $3.7 million, which consist mainly of business consulting fees, medical director fees and miscellaneous revenue, of which approximately $.5 million is derived from ongoing operations and may be deemed recurring.

During 1997, we incurred costs and expenses totaling approximately $39.5 million, of which approximately $7.9 million are general and administrative expenses, principally comprised of personnel and administrative expenses relating to the provision of services to the Affiliated Practices. In addition, approximately $1.2 million of such expenses constitutes amortization expense relating to the costs and expenses incurred in the Service Agreement intangible asset.

In 1997, we incurred approximately $942,000 of interest expense on weighted average outstanding debt of approximately $14.7 million. At the end of 1997, outstanding indebtedness on our bank line of credit was approximately $33 million.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, we had working capital of approximately $869,000, an increase of $22.4 million from a working capital deficit of $21.5 million as of December 31, 1998. The increase in working capital is primarily a result of the application of proceeds from restructuring and other transactions described above to reduce the amount outstanding under our credit facility.

Effective September 1999, we entered into an amendment to our credit facility, which converted the existing credit facility to a term loan. The term loan provided for monthly principal and interest payments through November 2000, with interest payable at a floating rate based on the lead banks' prime lending rate plus .75%. At December 31, 1999, the effective interest rate was 9.25%. The monthly principal payments under the term loan were as follows: $167,000 for the months of October 1999 through December 1999, $200,000 for the months of January 2000 through March 2000, $233,000 for the months of April 2000 through June 2000, $267,000 for the months of July 2000 through October 2000 and a final payment of the balance on the loan in November 2000. The term loan does not contain any financial covenants other than a requirement that we pay principal and interest on a timely basis. The term loan is secured by substantially all of our assets.

Effective March 2000, we entered into an amendment to the term loan. The amendment extends the final payment on the loan to November 2001. The revised term loan provides for monthly principal and interest payments through November 2001, with interest payable at a floating rate based on the lead banks' prime lending rate plus .75%. The monthly principal payments under the term loan are $50,000 per month beginning April 2000, with the final payment for any remaining balance on the loan due November 2001. The amounts of the required principal payments are subject to increase if we have not paid down the loan to certain levels throughout the term of the loan. Currently, management does not expect the principal payments to be increased at any point during the term of the loan. Our federal tax refund for the year ended December 31, 1999, which is currently anticipated to be approximately $2.0 million, is pledged for application to the balance of the term loan. Based upon payments made on the term loan in January 2000 of approximately $3.2 million from settlements we entered into in the fourth quarter of 1999, the estimate of the federal tax refund of $2.0 million and scheduled principal payments in 2000 of approximately $1.1 million, we have classified approximately $6.3 million of the term loan as a current liability in the consolidated balance sheet as of December 31, 1999. Our two wholly-owned subsidiaries, HealthcareRatings, Inc. and ProviderWeb.net, Inc. are guarantors of the loan. (See Note 20 to the Consolidated Financial Statements for further discussion of the formation of these subsidiaries.) We issued 165,000 shares of our common stock to the bank syndicate in connection with the amendment as a financing fee.

For the year ended December 31, 1999, cash flow used in operations was $737,928 compared to cash flow provided by operations of approximately $922,000 for the same period of 1998.

During the year ended December 31, 1999, we received an income tax refund of approximately $4.0 million related to the overpayment of 1998 estimated taxes. We expect to receive, by the third quarter of 2000, an additional $2.0 million of tax refunds related to carryback of 1999 net operating losses being applied towards taxable income for 1997 on which we paid income taxes.

We anticipate incurring costs in excess of revenues in 2000 to further develop and market our Internet sites HealthGrades.com and ProviderWeb.net. Although we have settled much of the litigation between our former affiliated practices and us, we continue to incur legal fees and other costs related to the remaining litigation with some former affiliated practices. As of March 27, 2000, we have $8.1 million of debt outstanding under our term loan.

On March 17, 2000, we closed on the Revised Financing, which raised $18 million. Under the terms of the Revised Financing, certain investors paid us $14.8 million in return for 7,400,000 shares of our common stock. Additionally, we issued warrants to the investors to purchase 2,590,000 shares of our common stock at an exercise price of $4.00 per share. The warrants have a five-year term. We also issued a warrant to purchase 150,000 shares of our common stock to a company that served as a financial advisor for the Revised Financing. Upon the closing of the Revised Financing, the Officers converted $3.2 million of the Officer Notes into an aggregate of 1,600,000 shares of common stock and five-year warrants to purchase 560,000 shares of common stock at $4.00 per share. As a result of the cash raised under the Revised Financing transaction, we anticipate that we have sufficient funds available to support ongoing operations and future development and marketing efforts for at least the next twelve months.

YEAR 2000

To date, we have not experienced Year 2000 issues with regard to our internal systems or any third-party systems. Our expenditures related to Year 2000 compliance have not been material. Despite the fact that the Year 2000 has commenced and we have experienced no problems to date, we cannot assure that the risks posed by Year 2000 issues will not adversely affect our business in the future, either as a result of unanticipated difficulties related to our own systems or to third parties.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Amounts outstanding under our credit facility bear interest at the prime lending rate of our bank syndicates' leading bank plus .75%. As a result, this debt is subject to fluctuations in the market which affect the prime rate.

Item 8. Financial Statements and Supplementary Data

See pages F-1 through F-27 and page S-1 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

This information (other than the information relating to executive officers included in Part I) will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

Item 13. Certain Relationships and Related Transactions

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Stockholders, or in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement or amendment.

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

      EXHIBIT
      NUMBER                  DESCRIPTION

      2.1 Restructure Agreement by and Among Specialty Care Network, Inc., Medical Rehabilitation Specialists II, P.A. and Kirk J. Mauro, M.D. dated as of December 31, 1998. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

     2.11 Management Services Agreement by and Among Specialty Care Network, Inc., Medical Rehabilitation Specialists II, P.A., and Kirk J. Mauro, M.D. dated as of January 1, 1999. (incorporated by reference to Exhibit 2.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      2.2 Restructure Agreement by and Among Specialty Care Network, Inc., Greater Chesapeake Orthopaedic Associates, L.L.C., Paul L. Asdourian, M.D., Frank R. Ebert, M.D., Leslie S. Matthews, M.D., Stewart D. Miller, M.D., Mark S. Meyerson, M.D., John B. O'Donnell, M.D. and Lew C. Schon, M.D., dated as of December 31, 1998. (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

     2.21 Management Services Agreement by and Among Specialty Care Network, Inc., Greater Chesapeake Orthopaedic Associates, L.L.C., Paul L. Asdourian, M.D., Frank R. Ebert, M.D., Leslie S. Matthews, M.D., Stewart D. Miller, M.D., Mark S. Meyerson, M.D., John B. O'Donnell, M.D. and Lew C. Schon, M.D., dated as of January 1, 1999. (incorporated by reference to Exhibit 2.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      2.3 Restructure Agreement by and Among Specialty Care Network, Inc., Vero Orthopaedics II, P.A., James L. Cain, M.D., David W. Griffin, M.D., George K. Nichols, M.D. and Peter G. Wernicki, M.D. dated as of December 31, 1998. (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

     2.31 Management Services Agreement by and Among Specialty Care Network, Inc., Vero Orthopaedics II, P.A., James L. Cain, M.D., David W. Griffin, M.D., George K. Nichols, M.D. and Peter G. Wernicki, M.D. dated as of January 1, 1999. (incorporated by reference to Exhibit 2.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      2.4 Restructure Agreement by and Among Specialty Care Network, Inc., Orlin & Cohen Orthopedic Associates, LLP, Harvey Orlin, M.D., Isaac Cohen, M.D., John M. Feder, M.D., Gregory Lieberman, M.D., Sebastian Lattuga, M.D., Harvey Orlin, M.D., P.C. and Rockville Centre Arthroscopic Associates, P.C. dated as of December 31, 1998. (incorporated by reference to Exhibit 2.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

     2.41 Management Services Agreement by and Among Specialty Care Network, Inc., Orlin & Cohen Orthopedic Associates, LLP, Harvey Orlin, M.D., Isaac Cohen, M.D., John M. Feder, M.D., Gregory Lieberman, M.D., Sebastian Lattuga, M.D., Harvey Orlin, M.D., P.C. and Rockville Centre Arthroscopic Associates, P.C. dated as of January 1, 1999. (incorporated by reference to Exhibit 2.41 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      2.5(1)   Form of Restructure Agreement (incorporated by reference to
               Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

      2.6(1) Form of Management Services Agreement (incorporated by reference to Exhibit 2.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

      3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation and Amended and Restated Certificate of Incorporation

      3.2      Amended and Restated Bylaws

    10.1+ 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

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

  10.6.1+ Amendment to Employment Agreement between Specialty Care Network, Inc. and D. Paul Davis dated December 5, 1997. (incorporated by reference to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

    10.7+ Employment Agreement dated as of March 1, 1996 by and between Specialty Care Network, Inc. and David Hicks (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 333-17627))

  10.7.1+ Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

     10.8 Amendment No. 3 to the Second Amended and Restated Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc., SCN of Princeton, Inc., NationsBank of Tennessee N.A., AmSouth Bank, Banque Paribas, Key Corporate Capital Inc. and NationsBank of Tennessee, N.A., as Agent

     10.9 Amendment No. 4 to the Second Amended and Restated Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc, SCN of Princeton, Inc., Nationsbank of Tennessee N.A., AmSouth Bank, Banque Paribas, Key Corporate Capital Inc. and Nationsbank of Tennessee, N.A., as Agent

       21      Subsidiaries of the registrant.

       23      Consent of Ernst & Young LLP.

     27.1      Financial Data Schedule for the year ended December 31, 1999.

--------------

(1) Effective June 15, 1999, the Company closed its previously announced restructuring transaction through ten separate restructure agreements involving the following nine practices: Floyd R. Jaggears, Jr., M.D., P.C., II; Riyaz H. Jinnah, M.D., II, P.A.; The Orthopaedic and Sports Medicine Center, II, P.A.; Orthopaedic Associates of West Florida, P.A.; Orthopaedic Institute of Ohio, Inc.; Orthopaedic Surgery Centers, P.C. II; Princeton Orthopaedic Associates, II, P.A.; Reconstructive Orthopaedic Associates, II, P.C.; and Steven P. Surgnier, M.D., P.A., II. Simultaneously, the Company executed revised Management Services Agreements with these practices. The Company has attached a generic form of these agreements to this Quarterly Report on Form 10-Q as the terms of the agreements between the Company and the individual practices are substantially equivalent.


(b)  Reports on Form 8-K

On October 21, 1999, the Company filed a report on Form 8-K, dated October 19, 1999, relating to a press release addressing certain recent developments.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             HEALTHGRADES.COM, INC.

Date: March 31, 2000                         By /s/ Kerry R. Hicks
                                                --------------------------------
                                                Kerry R. Hicks
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                                    TITLE                                  DATE
---------------------------         -----------------------------------            --------------
/s/ Kerry R. Hicks                  Chief Executive Officer                        March 31, 2000
------------------                  (Principal Executive Officer)
Kerry R. Hicks



/s/ Patrick M. Jaeckle              President and Secretary                        March 31, 2000
----------------------
Patrick M. Jaeckle


/s/ D. Paul Davis                   Executive Vice President - Finance             March 31, 2000
-----------------                   (Chief Financial Officer) and Treasurer
D. Paul Davis



/s/ Peter H. Cheesbrough            Director                                       March 31, 2000
------------------------
Peter H. Cheesbrough


/s/ Leslie S. Matthews, M.D.        Director                                       March 31, 2000
----------------------------
Leslie S. Matthews, M.D.


                                    Director                                       March 31, 2000
------------------
Mats Wahlstrom


                                    Director                                       March 31, 2000
------------------
Marc S. Sandroff


                                    Director                                       March 31, 2000
------------------
Parag Saxena

                          INDEX TO FINANCIAL STATEMENTS

HEALTHGRADES.COM, INC. AND SUBSIDIARIES:
    Report of Independent Auditors.............................     F-1
    Consolidated Balance Sheets................................     F-2
    Consolidated Statements of Operations......................     F-4
    Consolidated Statements of Stockholders' Equity (Deficit)..     F-5
    Consolidated Statements of Cash Flows......................     F-6
    Notes to Consolidated Financial Statements.................     F-8

                         Report of Independent Auditors

Board of Directors and Stockholders of HealthGrades.com, Inc.

We have audited the accompanying consolidated balance sheets of HealthGrades.com, Inc. and subsidiaries (collectively the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HealthGrades.com, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ ERNST & YOUNG LLP
                                        ----------------------------------------
                                            Ernst & Young LLP

Denver, Colorado
March 17, 2000

                     HealthGrades.com, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                DECEMBER 31

                                                            1999          1998
                                                            ----          ----
ASSETS
Cash and cash equivalents                               $   316,767   $ 1,418,201
Restricted cash                                           1,178,848            --
Accounts receivable, net                                  2,973,941    22,281,471
Due from affiliated practices in litigation, net          2,032,559     4,747,940
Receivables from sales of affiliated practices assets
   and execution of new service agreements                       --     7,953,068
Loans to physician stockholders                                  --       521,355
Prepaid expenses, inventories and other                     232,225     1,500,382
Current portion notes receivable                          3,531,099            --
Prepaid and recoverable income taxes                      1,838,589     4,258,102
                                                        -----------   -----------
Total current assets                                     12,104,028    42,680,519

Property and equipment, net                               1,732,536    11,050,365
Goodwill                                                  4,000,000            --
Intangible assets, net of accumulated amortization of
   $64,241 in 1998                                               --       134,319
Management service agreements, net of accumulated
    amortization of $4,675,892 and $4,350,647 in
    1999 and 1998, respectively                             437,547    13,153,048
Advances to affiliates and other                            813,287       944,520
Notes receivable, less current portion                      700,000            --
Other assets                                                662,720     2,216,507
                                                        -----------   -----------
Total assets                                            $20,450,118   $70,179,278
                                                        ===========   ===========

                                                                  DECEMBER 31

                                                              1999            1998
                                                          ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current portion of capital lease obligations              $         --    $    244,446
Accounts payable                                               520,767         785,649
Accrued payroll, incentive compensation and related
   expenses                                                    334,679       2,453,653
Accrued expenses                                             1,532,595       2,730,069
Line-of-credit                                                      --      52,925,000
Notes payable                                                7,352,005              --
Notes payable to officers                                      350,000              --
Due to affiliated practices                                         --       3,326,014
Deferred income                                              1,144,552              --
Deferred income taxes                                               --       1,083,178
Convertible debentures                                              --         589,615
                                                          ------------    ------------
Total current liabilities                                   11,234,598      64,137,624

Capital lease obligations, less current portion                     --         680,152
Note payable, less current portion                           5,603,283              --
Notes payable to officers, less current portion              3,200,000              --
Deferred income                                                646,847              --
                                                          ------------    ------------
Total liabilities                                           20,684,728      64,817,776

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding             --              --
   Common stock, $0.001 par value, 50,000,000
     shares authorized, and 18,738,686 and
     18,618,873 shares issued and outstanding in 1999
     and 1998, respectively                                     18,739          18,619
   Additional paid-in capital                               67,509,276      66,993,627
   Accumulated deficit                                     (56,722,141)    (57,687,071)
   Treasury stock                                          (11,040,484)     (3,963,673)
                                                          ------------    ------------
Total stockholders' equity (deficit)                          (234,610)      5,361,502
                                                          ------------    ------------
Total liabilities and stockholders' equity (deficit)      $ 20,450,118    $ 70,179,278
                                                          ============    ============


See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                            Years ended December 31,

                                                      1999              1998             1997
                                                  -------------    -------------    -------------
   Revenue:
      Service fees                                $  29,045,291    $  76,649,778    $  45,966,531
     Marketing, advertising and
       other Internet revenue                           407,577               --               --
      Other                                           2,132,880        2,531,524        3,689,390
                                                  -------------    -------------    -------------
                                                     31,585,748       79,181,302       49,655,921
                                                  -------------    -------------    -------------

   Costs and expenses:
      Clinic expenses                                15,234,416       55,188,411       31,644,618
      General and administrative                     12,423,414       14,468,537        7,861,015
      Impairment loss on service
        agreements                                           --       94,582,227               --
     Production, content and
       product development                            1,217,917               --               --
      Litigation and other costs                      5,309,168        3,564,392               --
      Impairment loss on intangible assets
        and other long-lived assets                          --        3,316,651               --
                                                  -------------    -------------    -------------
                                                     34,184,915      171,120,218       39,505,633
                                                  -------------    -------------    -------------
   (Loss) income from operations                     (2,599,167)     (91,938,916)      10,150,288
   Other:
     Gain on sale of assets, practice disputes,
       and amendment and restatement of               2,766,284               --               --
       service agreements
      Gain on sale of equity investment                 127,974        1,240,078               --
     Gain on sale of subsidiary                         221,258               --               --
      Interest income                                   312,447          187,450          536,180
      Interest expense                               (2,489,427)      (3,741,089)        (942,144)
                                                  -------------    -------------    -------------
   (Loss) income before income taxes                 (1,660,631)     (94,252,477)       9,744,324
   Income tax benefit (expense)                       2,625,561       32,466,391       (3,873,926)
                                                  -------------    -------------    -------------
   Net income (loss)                              $     964,930    $ (61,786,086)   $   5,870,398
                                                  =============    =============    =============

   Net income (loss) per common share
      (basic)                                     $        0.07    $       (3.39)   $        0.38
                                                  =============    =============    =============

   Weighted average number of common
      shares used in computation (basic)             14,202,748       18,237,827       15,559,368
                                                  =============    =============    =============

   Net income (loss) per common
      share (diluted)                             $        0.07    $       (3.39)   $        0.37
                                                  =============    =============    =============

   Weighted average number of common
      shares and common share equivalents
      used in computation (diluted)                  14,817,732       18,237,827       16,071,153
                                                  =============    =============    =============


See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries

                    Consolidated Statements of Stockholders'
                          Equity (Deficit) Years ended
                        December 31, 1999, 1998 and 1997



                                            COMMON STOCK
                                           $0.001 PAR VALUE                        (ACCUMULATED
                                      ---------------------------    ADDITIONAL      DEFICIT)
                                                                      PAID-IN        RETAINED        TREASURY
                                         SHARES         AMOUNT        CAPITAL        EARNINGS         STOCK            TOTAL
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 1, 1997              11,045,015   $     11,045   $  6,465,205   ($ 1,771,383)   $         --    $  4,704,867
Shares issued in connection with
  an initial public offering of
  common stock, including the
  underwriters' overallotment            3,208,338          3,208     22,188,283             --              --      22,191,491
Shares and other equity
  instruments issued in
  connection with the
  acquisitions of net assets of
  affiliated practices                   3,222,891          3,223     31,147,368             --              --      31,150,591
Exercise of employee stock options         227,049            227        265,160             --              --         265,387
Tax benefit related to employee
  stock options                                 --             --        717,140             --              --         717,140
Non-cash compensation expense
  related to employee stock
  options                                       --             --        212,021             --              --         212,021
Net income                                      --             --             --      5,870,398              --       5,870,398
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balances at December 31, 1997           17,703,293         17,703     60,995,177      4,099,015              --      65,111,895
Shares and other equity
  instruments issued in
  connection with the
  acquisitions of net assets of
  affiliated practices and
  Provider Partnerships, Inc.              879,480            880      5,561,101             --              --       5,561,981
Exercise of employee stock options          36,100             36        231,314             --              --         231,350
2,237,644 shares acquired as
  treasury stock                                --             --             --             --      (3,963,673)     (3,963,673)
Tax benefit related to employee
  stock options                                 --             --         86,863             --              --          86,863
Non-cash compensation expense
  related to employee stock
  options                                       --             --        119,172             --              --         119,172
Net loss                                        --             --             --    (61,786,086)             --     (61,786,086)
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balances at December 31, 1998           18,618,873         18,619     66,993,627    (57,687,071)     (3,963,673)      5,361,502
Non-cash compensation expense
 related to employee stock options                                       448,374             --              --         448,374
Exercise of employee stock options         119,813            120         67,275             --              --          67,395
4,182,634 shares acquired as
 treasury stock                                 --             --             --             --      (7,076,811)     (7,076,811)
Net income                                      --             --             --        964,930              --         964,930
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1999            18,738,686   $     18,739   $ 67,509,276   $(56,722,141)   $(11,040,484)   $   (234,610)
                                      ============   ============   ============   ============    ============    ============


See accompanying notes to consolidated financial statements.

                    HealthGrades.com, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                            Years ended December 31,

                                                              1999            1998            1997
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES
Net income (loss)                                         $    964,930    $(61,786,086)   $  5,870,398
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Non-cash compensation expense related to
       employee stock options                                  448,374         119,172         212,021
     Depreciation expense                                    1,757,700       2,227,101         965,492
     Amortization expense                                    1,567,352       4,374,607       1,377,746
    Bad debt expense                                            33,570              --              --
    Gain on sale of equity investment                         (127,973)     (1,240,078)             --
    Gain on sale of subsidiary                                (221,258)             --              --
    Loss on disposal of assets                                 181,251              --              --
    Gain on sale of assets, practice disputes,
      and amendment and restatement of
      service agreements                                    (2,766,284)             --              --
    Impact of termination agreement                         (1,073,777)             --              --
    Equity in loss of investee                                  23,852              --              --
     Impairment loss on service agreements, non-cash                --      94,582,227              --
     Impairment loss on intangible assets and
       other long-lived assets, non-cash                            --       3,316,651              --
     Litigation and other costs, non-cash                           --       3,431,734              --
     Interest on convertible debentures                             --              --              --
     Deferred income tax benefit                            (1,083,178)    (31,520,026)     (1,279,497)
     Changes in operating assets and liabilities, net
       of the effects of the non-cash acquisitions of
       net assets of affiliated physician practices and
       Provider Partnerships, Inc., sale of assets
       and execution of new service agreements
       and practice disputes:
         Accounts receivable, net                             (259,264)     (9,092,730)     (9,313,152)
         Due from affiliated practices in litigation        (1,360,023)             --              --
         Prepaid expenses and other assets                     600,456      (1,265,926)     (1,572,849)
         Prepaid and recoverable income taxes                2,419,513      (4,170,177)             --
         Accounts payable and accrued expenses                 962,440       1,420,027      (1,171,896)
         Accrued payroll, incentive compensation
           and related expenses                             (1,270,994)        735,390         876,369
         Income taxes payable                                       --        (944,632)        432,497
         Deferred income                                     1,791,399              --              --
         Due to affiliated physician practices, net         (3,326,014)        734,676       1,798,545
                                                          ------------    ------------    ------------
Net cash (used in) provided by operating activities           (737,928)        921,930      (1,804,326)

INVESTING ACTIVITIES
Purchases of property and equipment                         (1,140,438)     (9,141,785)     (1,568,795)
Proceeds from sale of medical equipment                      1,001,856              --              --
Proceeds from sale of majority interest in a subsidiary
  and equity investments, net of cash                        3,208,397       1,075,000              --
Repayments of advances to affiliates and
   notes receivable                                                          1,022,621              --
Increases in  goodwill and intangible assets                (4,000,000)       (116,048)     (1,111,257)
Repayments from (advances to) affiliates                       131,233      (1,753,742)       (922,022)
Advances to investee                                          (991,386)             --              --
Acquisitions of physician practices and Provider
   Partnerships, Inc., net of cash acquired                         --     (12,636,948)    (44,452,105)
                                                          ------------    ------------    ------------
Net cash used in investing activities                       (1,790,338)    (21,550,902)    (48,054,179)

                     HealthGrades.com, Inc. and Subsidiaries

                                                                             1999            1998              1997
                                                                        -------------    -------------    -------------
FINANCING ACTIVITIES
Proceeds from sale of  assets, practice disputes                        $  39,416,313    $          --    $          --
   and amendment and restatement of service agreements
Proceeds from initial public offering, net of
   period offering costs                                                           --               --       22,939,338
Cash restricted for repayment of note payable                              (1,178,848)              --               --
Proceeds from line-of-credit agreement                                             --       20,325,000       35,500,000
Proceeds from officer notes                                                 3,550,000               --               --
Principal repayments on line-of-credit agreement                                   --         (400,000)      (6,677,681)
Principal repayments on note payable                                      (41,030,000)
Principal repayments on capital lease obligations                             (48,805)        (221,757)        (229,711)
Purchases of treasury stock                                                        --         (921,491)              --
Exercise of employee stock options                                             67,395          231,350          265,387
Principal payments from loans to physician
   stockholders                                                               124,756           78,427        1,026,419
Repayments of notes receivable                                                556,569               --               --
Loans to physician stockholders                                               (30,548)        (488,873)        (964,737)
                                                                        -------------    -------------    -------------
Net cash provided by financing activities                                   1,426,832       18,602,656       51,859,015
                                                                        -------------    -------------    -------------

Net (decrease) increase in cash and
   cash equivalents                                                        (1,101,434)      (2,026,316)       2,000,510
Cash and cash equivalents at beginning of period                            1,418,201        3,444,517        1,444,007
                                                                        -------------    -------------    -------------
Cash and cash equivalents at end of period                              $     316,767    $   1,418,201    $   3,444,517
                                                                        =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                           $   2,393,289    $   3,509,592    $     910,000
                                                                        =============    =============    =============
Income taxes paid (received)                                            $  (3,961,898)   $   4,169,506    $   4,720,926
                                                                        =============    =============    =============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Effects of the acquisitions of net assets of
     affiliated physician practices:
       Assets acquired                                                  $          --    $  23,196,873    $ 110,952,707
       Liabilities assumed                                                         --         (294,042)      (2,429,726)
       Income tax liabilities assumed                                              --               --      (32,920,285)
       Convertible note payable issued                                             --       (6,044,054)              --
       Less: Cash paid for acquisitions                                            --      (12,400,360)     (44,452,105)
                                                                        -------------    -------------    -------------
                                                                        $          --    $   4,458,417    $  31,150,591
                                                                        =============    =============    =============
   Realized loss on four affiliated practice restructurings in
     1998:
       Assets disposed of                                               $          --    $  29,909,279    $          --
       Liabilities transferred                                                     --       (1,361,040)              --
       Convertible debentures payable forgiven                                     --       (5,454,439)              --
       Treasury stock acquired                                                     --       (2,656,199)              --
       Less: Receivable from affiliated practices                                  --       (7,953,068)              --
                                                                        -------------    -------------    -------------
   Pretax impairment loss on four restructurings closed in 1998         $          --    $  12,484,533    $          --
                                                                        =============    =============    =============
Gain on sale of assets, practice disputes and amendment
  and restatement of service agreements
  Assets disposed of                                                    $  43,069,171
  Liabilities transferred                                                  (3,859,015)
  Treasury stock acquired                                                  (7,076,811)
  Less: Notes receivable                                                   (3,436,384)
        Cash received                                                     (31,463,245)
                                                                        -------------
Gain on sale of assets, practice disputes and amendment
  and restatement of service agreements                                 $  (2,766,284)
                                                                        =============

Sale of subsidiary
  Assets disposed of                                                    $       9,619
  Liabilities assumed                                                         343,832
  Note receivable                                                            (172,200)
                                                                        -------------
  Loss on sale of assets                                                $     181,251
                                                                        =============


See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1999

1. DESCRIPTION OF BUSINESS

Effective January 4, 2000, Specialty Care Network, Inc. changed its name to HealthGrades.com, Inc. (hereafter, "the Company"). Simultaneously, the Company changed the name of its majority-owned subsidiary, HealthGrades.com, Inc. to HG.com, Inc. Effective February 3, 2000, the Company merged its majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthcareRatings, Inc. (See Note 20 for further discussion of this merger transaction). Additionally, in February 2000, a new, wholly-owned subsidiary of the Company, ProviderWeb.net was formed. The Company operates two healthcare Internet sites. HealthGrades.com provides quality ratings on healthcare providers and facilities. ProviderWeb.net is a subscription-based site focused on providing articles, tools and other resources to physician practice administrators and managers.

2. RESTRUCTURING AND OTHER TRANSACTIONS

Effective June 15, 1999, the Company closed its previously announced restructuring transaction through ten separate restructure agreements involving the following nine practices: Floyd R. Jaggears, Jr., M.D., P.C., II; Riyaz H. Jinnah, M.D., II, P.A.; The Orthopaedic and Sports Medicine Center, II, P.A.; Orthopaedic Associates of West Florida, P.A.; Orthopedic Institute of Ohio, Inc.; Orthopaedic Surgery Centers, P.C. II; Princeton Orthopaedic Associates, II, P.A.; Reconstructive Orthopaedic Associates, II, P.C.; and Steven P. Surgnier, M.D., P.A., II.

Under the restructure agreements, the Company transferred, with respect to each practice, all of the accounts receivable relating to the practice; tangible and intangible assets purchased or acquired by the Company in respect of the practice, other than those disposed of in the ordinary course of business since the date the Company affiliated with the practice; all prepaid expenses relating to the practice; all inventory relating to the practice; and all other assets relating to the practice. The amount received by the Company from each practice and its physician owners for the assets sold to the practice generally equals the sum of (1) the book value of the accounts receivable relating to the practice on the effective date of closing; (2) the book value of all fixed assets and other capital assets relating to the practice on the effective date of closing; (3) the book value of all prepaid expenses relating to the practice on the effective date of closing; (4) the book value of all notes and other receivables the physician owners of the practice owe to the Company on the effective date of closing; and (5) the cash balance of the practice's deposit account on the effective date of closing, reduced by the book value of the liabilities and obligations relating to the practice on the effective date of closing.

In addition, the Company and each of the practices and their physician owners entered into a management services agreement to replace the existing service agreement. As consideration for the Company's agreement to enter into the management services agreement, the practices and their physician owners paid to the Company an additional amount of cash, or paid cash and returned to the Company shares of its common stock.

Under the management services agreements, the Company provides only limited services to the practices. In addition, the terms of the management services arrangements were reduced, generally from forty year terms to five year terms beginning from the initial affiliation date of the affected practice; the management services agreements expire at various times between one year after closing of the restructuring transaction and March 2003. In addition, the practices pay reduced service fees to the Company under the management services agreements. Six of the practices pay monthly service fees, while three paid a lump sum fee in connection with the closing of the restructuring transaction, in lieu of the monthly fee obligation.

With respect to the restructuring transaction, the Company has received to date approximately $16.3 million and expects to receive an additional approximately $760,000. Most of the funds received were used to reduce indebtedness. In addition, shares outstanding were reduced by 3,254,519 shares.

During the latter part of 1999, the Company terminated the revised management services arrangements with two of the restructured practices and two practices which were not party to the restructuring transaction, but entered into transactions during 1998 which resulted in revised management service arrangements. (See Modification of Arrangements With Four Practices below). In connection with these terminations, the Company is no longer required to provide management services to the practices. Included in service fee revenues for the year ended December 31, 1999 is approximately $2.7 million related to revenue recognized as a result of these terminations.

OTHER TRANSACTIONS

Effective June 14, 1999, the Company entered into a termination agreement with Ortho-Associates, P.A. d/b/a Park Place Therapeutic Center ("PPTC"), which terminated the affiliation of PPTC with the Company. The consideration paid to the Company consisted of payment for the tangible book value of PPTC assets and payment for the termination of the service agreement. In connection with the termination agreement, the Company received a cash payment of $8,775,217. Additionally, approximately 545,000 warrants were canceled in connection with the PPTC termination agreement.

Effective June 16, 1999, the Company entered into a settlement agreement with TOC Specialists, PL ("TOC") that resolved all legal disputes and litigation between the Company and TOC. In connection with the settlement agreement, the Company received a cash payment of $3,500,000 and 762,128 shares of the Company's common stock in consideration for the tangible book value of the TOC assets and the termination of the service agreement.

Effective November 12, 1999, the Company entered into a settlement and release agreement with The Specialists Orthopaedic Medical Corporation and The Specialists Surgery Center (collectively, "The Specialists") that resolved all legal disputes and litigation between the Company and The Specialists. In connection with the settlement agreement, the Company received cash payments during 1999 of $500,000, a note receivable in the amount of $1,500,000 and 165,987 shares of the Company's common stock in consideration for the tangible book value of the Specialists assets and the termination of the Specialists service agreements.

Effective December 31, 1999, the Company entered into a settlement and release agreement with Associated Orthopaedics & Sports Medicine, P.A., Associated Arthroscopy Institute, Inc. Access Medical Supply, Inc. d/b/a Associated Physical Therapy, Allied Health Services, P.A., d/b/a Associated Occupational Rehabilitation, Neal C. Small, M.D. and Alexander I. Glogau, M.D. (collectively, "Plano") that resolved all legal disputes and litigation between the Company and Plano. In connection with the settlement agreement, the Company received a cash payment of $778,848 in December 1999, and an additional cash payment in the amount of $1,536,384, in January 2000 in consideration for the tangible book value of the Plano assets and the termination of the Plano service agreements.

Modification of Arrangements With Four Practices

On December 31, 1998, the Company entered into transactions with four of its affiliated practices. In these transactions, the Company sold to each of the practices accounts receivable, fixed assets and certain other assets relating to the respective practices and replaced the original service agreements with new agreements. Under the new agreements, which terminate at certain dates between November 2001 and March 2003, the Company provides substantially reduced services to the practices, and the practices pay significantly reduced service fees. As a result of the completion of these four transactions, the Company reacquired 2,124,959 shares of its common stock and reduced its outstanding indebtedness at December 31, 1998 by approximately $5.5 million through the cancellation of a convertible note with one of the affiliated practices. Additionally, in 1999, the Company used additional proceeds from these four transactions to reduce the amount outstanding under its Credit Facility by approximately $8.5 million.

IMPAIRMENT LOSSES, LITIGATION AND OTHER COSTS

Impairment Loss on Management Service Agreements

Based on the restructuring transaction, as well as numerous other factors in the physician practice management industry in general, during the fourth quarter of 1998, management of the Company undertook an evaluation of the carrying amount of its management service agreements pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. As a result of this evaluation, the Company recorded an impairment loss on its management service agreements of approximately $94.6 million in December 1998. This impairment loss consisted of approximately $12.5 million related to the management service agreements on the four transactions which closed effective December 31, 1998, approximately $53.6 million related to the management service agreements for practices which were party to the restructuring transaction, approximately $9.0 million related to the management service agreements for practices which were currently involved in litigation with the Company and approximately $19.5 million related to the management service agreements for practices which are maintaining their long-term agreements with the Company. (See Note 16 for further discussion of legal proceedings involving the Company's Affiliated Practices).

Litigation And Other Costs

During the years ended December 31, 1999 and 1998, the Company was involved in litigation with several of its affiliated practices. As a result of these disputes, the Company recorded a charge of approximately $3.4 million and $2.7 million for the years ended December 31, 1999 and 1998, respectively, to reserve for service fee revenue for these practices. (See Note 16 for further discussion related to these legal proceedings). In addition, for the years ended December 31, 1999 and 1998, the Company incurred approximately $1.1 million and $0.2 million, respectively, in legal fees directly related to these disputes.

In connection with the restructuring transaction described above, the Company also incurred expenses of approximately $750,000 and $660,000, for the years ended December 31, 1999 and 1998, respectively, for financial advisors and legal consultation.

Impairment loss on Intangible Assets And Other Long-Lived Assets

During 1998, the Company became involved in negotiations to resolve certain issues raised by the former stockholders of Provider Partnerships, Inc. ("PPI"), a corporation acquired by the Company in August 1998. PPI was a company engaged in providing consulting services to hospitals, and it also provided certain assets that were developed by the Company into one of its web sites. Because of this dispute, the Company recorded an impairment loss in December 1998 of approximately $1.2 million on the intangible asset created with the acquisition of PPI.

Additionally, as a result of the restructuring transaction, management of the Company performed a review of the carrying amount of its other long-lived assets, which resulted in an impairment loss of approximately $2.1 million during the fourth quarter of 1998.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company uses the equity method of accounting to account for investments in entities in which it exhibits significant influence, but not control, and generally does not have an ownership interest in excess of 50%.

PRINCIPLES OF ACQUISITION ACCOUNTING AND CHANGE IN ACCOUNTING ESTIMATE

The accompanying financial statements give effect to the acquisitions of substantially all of the assets of five physician practices on November 12, 1996, through asset purchases, a share exchange and mergers, at their historical cost basis in accordance with the accounting treatment prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 48, Transfers of Nonmonetary Assets by Promoters or Shareholders. In connection with all subsequent affiliations with physician practices, a substantial portion of the consideration paid to the physician owners of the practice was restricted securities and cash, and is allocated to the management service agreement (the "Service Agreements"). Hereinafter, all physician practices that have affiliated with the Company, including the initial five physician practices, are referred to collectively as the "Affiliated Practices." The Company also recognizes the income tax effects of temporary differences related to all identifiable acquisition intangible assets, including the Service Agreements.

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

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Service fees

Service fee revenue is recognized based upon the contractual arrangements of the underlying long-term Service Agreements between the Company and the Affiliated Practices. The five largest Affiliated Practices represent 49%, 48%, and 39%, of total management service fee revenue for the years ended December 31, 1999, 1998 and 1997, respectively. See Note 14 for further discussion of such contractual arrangements, including certain guaranteed minimum management fees.

Marketing, advertising and other Internet revenue

The Company derives its revenue primarily from marketing arrangements with hospitals, fees related to the licensing of access to its content (including set-up fees) and advertising.

Marketing revenues are derived from annual fees from hospitals in return for the Company serving banner advertisements and providing other marketing services to the hospitals. Revenue related to these arrangements is recognized straight-line over the term of the agreement.

Revenue related to the licensing of access to the Company's content and initial set-up fees are recognized straight-line over the term of the agreement.

Advertising revenue relates to advertisements served on both the Company's sites and the Company's share of advertising revenue derived from advertisements delivered on sites of other healthcare companies which display the Company's content. Revenues derived from advertising arrangements where the Company contracts directly with the advertiser are recorded at the gross contract amount and commissions and other revenue-sharing splits with other on-line healthcare companies are recorded as general and administrative expenses. Advertising revenues earned under revenue sharing arrangements from other websites are recorded net of commissions as the commissions are not contractual obligations of the Company.

Other revenue consists primarily of recoveries of bad debts and other miscellaneous income.

PRODUCTION, CONTENT AND PRODUCT DEVELOPMENT COSTS

Beginning in 1999, the Company began incurring production, content and product development costs related to the development and support of its HealthGrades.com and ProviderWeb.net web sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred.

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

RESTRICTED CASH

At December 31, 1999, the Company had $1,178,848 in cash received related to settlements of practice disputes which was restricted for the paydown of its indebtedness. In January 2000, the Company used this cash to pay down its note payable with the bank syndicate.

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

Computer equipment and software         3-5 years
Furniture and fixtures                  5-7 years
Leasehold improvements                  5 years

GOODWILL AND INTANGIBLE ASSETS

Goodwill, which is stated at cost, was acquired in connection with the Company's purchase of a number of shares of its majority-owned subsidiary, HG.com, Inc. which increased the Company's ownership in HG.com, Inc. to 90%. Goodwill is being amortized on a straight-line basis over a seven-year period. (See Note 7 for further discussion of this transaction.)

Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the carrying value of long-lived assets, including goodwill and management service agreements, is reviewed quarterly to determine if any impairment indicators are present. If it is determined that such indicators are present and the review indicates that the assets will not be recoverable, based on undiscounted estimated cash flows over the remaining amortization and depreciation period, the carrying value of such assets are reduced to estimated fair market value. Impairment indicators include, among other conditions, cash flow deficits; historic or anticipated decline in revenue or operating profit; adverse legal, regulatory or reimbursement developments; accumulation of costs significantly in excess of amounts originally expected to acquire the asset; or a material decrease in the fair market value of some or all of the assets.

The Company reviews its long-lived assets separately for each physician practice because the cash flows and operations of each individual physician practice are largely independent of each other and of other aspects of the Company's business. Intangible and other long-lived assets are allocated to each physician practice based on the specific identification methodology. During the years ended December 31, 1997 and 1999, no impairment charges were recognized by the Company. However, during the fourth quarter of 1998, based on the circumstances described in Note 2, the Company recorded impairment losses of approximately $94.6 million on its service agreements, $1.2 million on the intangible asset created with the acquisition of PPI and $2.1 million on its other long-lived assets, including deferred debt issuance costs.

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

REPORTING COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, was issued in June 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (e.g., revenue, expenses, gains, losses, etc.) in a full set of general purpose financial statements. This accounting pronouncement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 was effective for the Company's year ended December 31, 1999; however, as the Company currently has no comprehensive income items, there was no impact on the Company's financial statement presentation. If the Company has items of comprehensive income in future periods, these items will be reported and displayed in accordance with SFAS No. 130.

OPERATING SEGMENTS

During 1998, the Company adopted Statement of Financial Accounting Standard No. 131, Disclosures About Segments of an Enterprise and Related Information, ("SFAS No. 131") which requires reporting of summarized financial results for operating segments and establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluates performance based on two different operating segments: physician practice management and internet services. For 1998 and 1997, physician practice management was the only significant operating segment.

FUTURE ACCOUNTING PRONOUNCEMENTS

Accounting For Derivative Instruments And Hedging Activities

In June 1998, Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 requires the recording of all derivative instruments as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Therefore, the Company will adopt the new requirement effective January 1, 2001. Management has completed its review of SFAS No. 133 and does not expect there to be any material impact on its financial position or results of operations from the implementation of this statement.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation.

4. ACCOUNTS RECEIVABLE AND MANAGEMENT FEE REVENUE

Accounts receivable consisted of the following:

                                                     DECEMBER 31

                                                  1999          1998
                                              -----------   -----------
Gross patient accounts receivable purchased
  from the affiliated physician practices     $   168,858   $41,779,935
Less allowance for contractual adjustments
  and doubtful accounts                                --    22,161,082
                                              -----------   -----------
                                                  168,858    19,618,853
Management fees, including reimbursement of
  clinic expenses (net of an allowance of
  $1,773,105 in 1999)                           2,577,629     2,501,628
Other receivables                                 227,454       160,990
                                              -----------   -----------
                                              $ 2,973,941   $22,281,471
                                              ===========   ===========

Management fee revenue, exclusive of reimbursed clinic expenses, was approximately $11.6 million, $21.5 million and $14.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. One of the Affiliated Practices exceeded 20% of management fee revenue in 1997.

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

The Company's Affiliated Practices derived approximately 19.4% and 21.9% of their net revenue from services provided under the Medicare program for the years ended December 31, 1998 and 1997, respectively. Laws and regulations governing the Medicare program are complex and subject to interpretation. The Company believes that the Affiliated Practices are in compliance, in all material respects, with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. Such laws and regulations can be subject to future government review and interpretation. Violation of such laws could result in significant regulatory action including fines, penalties and exclusion from the Medicare program. Other than the Medicare program, no single payor provided more than 10% of aggregate net clinic revenue or 5% of accounts receivable as of and for the years ended December 31, 1998 and 1997.

Due from Affiliated Practices in litigation represent amounts due from Affiliated Practices with which the Company is currently involved in disputes. See Note 16 for further discussion of legal proceedings involving the Company's Affiliated Practices. Gross accounts receivable for these practices were $2,532,559 and $12,145,102, as of December 31, 1999 and 1998, respectively, net of an allowance for contractual adjustments and doubtful accounts of $500,000 and $7,397,144, respectively. Gross accounts receivable include patient accounts receivable purchased from the related Affiliated Practice, management fees and reimbursement of clinic expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    DECEMBER 31
                                                1999            1998
                                            ------------    ------------
Furniture and fixtures                      $  1,581,598    $ 10,455,889
Computer equipment and software                1,519,020       2,851,399
Leasehold improvements and other                  20,605         770,717
Construction in progress                              --       1,749,731
                                            ------------    ------------
                                               3,121,223      15,827,736
Accumulated depreciation and amortization     (1,388,687)     (4,777,371)
                                            ------------    ------------
Net property and equipment                  $  1,732,536    $ 11,050,365
                                            ============    ============

Included in the above are assets recorded under capital leases which consist of the following:

                                          DECEMBER 31

                                      1999            1998
                                  -------------   ----------
Furniture and fixtures            $          --   $1,234,383
Computer equipment                           --      178,693
                                  -------------   ----------
                                             --    1,413,076
Accumulated amortization                     --      917,336
                                  =============   ==========
Net assets under capital leases   $          --   $  495,740
                                  =============   ==========

6. DEBT

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

As of December 31, 1998, the Company was not in compliance with certain of the financial ratio covenants required by the Company's Credit Facility. As a result of the non-compliance, the Company was in default under the terms of the Credit Facility. In the event of default, the terms of the Credit Facility provided that the bank syndicate can immediately terminate its obligation to make further advances under the respective commitments and/or declare the Company's outstanding debt under the Credit Facility to be immediately due and payable. Accordingly, the total amount outstanding under the Credit Facility of approximately $52.9 million has been included in the Company's Consolidated Balance Sheet as a current liability at December 31, 1998.

Effective September 1999, the Company entered into an amendment to its Credit Facility, which converted the existing credit facility to a term loan. The term loan provided for monthly principal and interest payments through November 2000, with interest payable at a floating rate based on the bank syndicate's prime lending rate plus .75%. At December 31, 1999, the effective interest rate was 9.25%. The monthly principal payments under the term loan were as follows:
$167,000 for the months of October 1999 through December 1999, $200,000 for the months of January 2000 through March 2000, $233,000 for the months of April 2000 through June 2000, $267,000 for the months of July 2000 through October 2000 and a final payment of the balance on the loan in November 2000. The term loan does not contain any financial covenants other than timely principal and interest payments. The term loan is secured by substantially all of the assets of the Company.

Effective March 2000, the Company entered into an amendment to its term loan. The amendment extends the final payment on the loan to November 2001. The revised term loan provides for monthly principal and interest payments through November 2001, with interest payable at a floating rate based on the bank syndicate's prime lending rate plus .75%. The monthly principal payments under the term loan are $50,000 per month beginning April 2000, with the final payment for any remaining balance on the loan due November 2001. The amounts of the required principal payments are subject to increase if the Company has not paid down the loan to certain levels throughout the term of the loan. Currently, management of the Company does not expect the principal payments to be increased at any point during the term of the loan. The Company's federal tax refund for the year ended December 31, 1999, which is currently anticipated to be approximately $2.0 million is pledged for application to the balance of the term loan. Based upon payments made on the term loan in January 2000 of approximately $3.2 million from settlements entered into by the Company in the fourth quarter of 1999, the estimate of the federal tax refund of $2.0 million and scheduled principal payments in 2000 of approximately $1.1 million, the Company has classified approximately $6.3 million of the term loan as a current liability in the consolidated balance sheet as of December 31, 1999. The Company's two wholly-owned subsidiaries, HealthcareRatings, Inc. and ProviderWeb.net, Inc. are guarantors of the loan. (See Note 20 for further discussion of the formation of these subsidiaries.) The Company issued 165,000 shares of Company common stock to the bank syndicate in connection with the amendment as a financing fee.

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

In connection with an affiliation on October 1, 1998 of certain assets of two physicians who were made party to one of the Company's service agreements with an Affiliated Practice, the Company issued $589,615 of convertible debentures. The 2% convertible debentures were convertible into Company common stock at a conversion price of $10 per share. No debt was converted in 1998. The debentures were canceled in connection with the restructuring transactions described in
Note 2.

7. ACQUISITION OF MINORITY INTERESTS AND OFFICER NOTES

In June 1999, the Company entered into an agreement with the former PPI stockholders to resolve certain issues raised by the former stockholders of PPI relating to the transaction in which the Company acquired PPI. At this time, the Company formed HG.com, Inc. (f/k/a HealthGrades.com, Inc., hereafter, "HG.com") and transferred to HG.com one of the Company's websites (formerly HealthCareReportCards.com, currently HealthGrades.com) and other related internet products. The remaining non-internet related assets of PPI were transferred into the Company and PPI was subsequently liquidated. Additionally, Venture5 LLC, whose members consist of the former PPI stockholders, and an employee of the Company, owned a minority interest in HG.com. The Company owned a majority interest. In September 1999, the Company entered into an agreement with Venture5 under which the Company agreed to purchase a number of shares of its majority-owned subsidiary, HG.com, Inc. that would increase the Company's ownership in HG.com, Inc. to 90%. The agreement required that the Company pay Venture5 $4,000,000 by November 1, 1999. In November 1999, the purchase date was extended until December 31, 1999. On December 31, 1999, the Company paid $4,000,000 to Venture5 (the "Minority Interest Purchase") in full satisfaction of this obligation. The Company financed the Minority Interest Purchase through the issuance of notes payable to certain officers (the "Officers") of the Company totaling $3,550,000 (hereafter, the "Officer Notes"). The Officer Notes bear interest at prime plus two percentage points and are payable on December 31, 2000. The remainder of the purchase price was financed with the Company's working capital.

In an effort to raise the funding to comply with the Company's commitments described above, during November and December 1999, management of the Company pursued various financing alternatives through its relationship with its primary lender, various venture capital firms and personal financing by the Company's officers. On December 29, 1999, the Company's Board of Directors approved a term sheet relating to an equity investment (the "Proposed Financing") in the Company by a venture capital firm (hereafter, the "VC firm"). On December 30, 1999, management of the Company executed the term sheet. In March 2000 the Company consummated an equity financing which raised $18 million. This financing (the "Revised Financing") superceded the Proposed Financing. Pursuant to the terms of the Revised Financing, in March 2000, the Officers converted $3.2 million of the Officer Notes into an aggregate of 1.6 million shares of common stock and five year warrants to purchase 560,000 shares of common stock at $4.00 per share. Based on the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, once the Officer Notes are cancelled, the Company will record an expense of approximately $350,000 based on the estimated fair market value of the 560,000 warrants issued to the Officers in connection with the share purchase. Subsequent to year-end, after further discussion with the VC firm and other potential investors, the Company entered into a revised financing transaction. (See Note 20 for further discussion of the Revised Financing.)

8. SALE OF INTEREST IN AMBULATORY SURGERY CENTER

During 1998, the Company funded, through its wholly-owned subsidiary, Ambulatory Services, Inc. ("ASI"), the purchase of a lease for, and improvements to, a surgery center in Lutherville, Maryland. The surgery center was the only asset of SCN of Maryland, LLC, (the "LLC"), which was owned by ASI. In March 1999, a promissory note in the amount of $2,120,619 was issued to ASI by the LLC with respect to advances made by ASI to cover development of the surgery center. This promissory note bore interest at 8% and was payable in sixty monthly installments beginning July 1, 1999. In March 1999, the Company sold 68% of its interest in the LLC to certain physician owners of a practice affiliated with the Company for $360,505. The sale resulted in a pre-tax gain of $221,258. In September 1999, the Company sold its remaining interest in the LLC to the affiliated practice for $169,650. In addition, ASI received $2,212,445, in full payment of the obligation (including accrued interest) of the LLC to the Company and $502,633 to repay working capital advances made by ASI to the LLC. This sale resulted in a pre-tax gain of $127,974. The Company used approximately $1.6 million of the proceeds from this sale to pay down its credit facility. In December 1999, ASI's remaining net assets were transferred into the parent company, HealthGrades.com, and ASI was liquidated.

9. SEGMENT DISCLOSURES

Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Physician Practice Management ("PPM") and Internet Services. PPM derives its revenue primarily from management services provided to physician practices. Internet Service's revenue is derived primarily from marketing arrangements with hospitals, fees related to the licensing of its content (including set-up fees) and advertising. The Company's other segment represents ambulatory surgery center services and health care consulting for the year ended December 31, 1999. Both of the Company subsidiaries, which generated revenue for the "other" segment, were liquidated during 1999.

The Company uses net (loss) income before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

                                      AS OF AND FOR THE THREE MONTHS ENDED      AS OF AND FOR THE YEAR ENDED
                                                  DECEMBER 31,                         DECEMBER 31,
                                            1999                1998                1999             1998
                                      ----------------    ----------------     -------------    -------------
PPM
Revenue from external customers          $   1,969,446    $  20,685,788        $  29,513,863    $  76,649,778
Interest income                                 63,202           46,095              220,621          187,450
Interest expense                               283,875        1,042,421            2,489,427        3,741,089
Segment net income before income taxes         201,415     (100,971,377)           5,029,937      (94,252,477)
Segment assets                              26,854,149       70,179,278           26,854,149       70,179,278
Segment asset expenditures                      18,461        8,187,565              794,258        9,141,785

INTERNET SERVICES
Revenue from external customers          $     127,738    $          --        $     407,577    $          --
Segment net loss before income taxes        (2,681,559)              --           (5,558,935)              --
Segment assets                               4,634,979               --            4,634,979               --
Segment asset expenditures                     167,757               --              346,180               --

OTHER
Revenue from external customers          $          --    $          --        $     132,831    $          --
Interest income                                     --               --               91,826               --
Equity in net loss of investee                      --               --              (23,852)              --
Segment net loss before income taxes                --               --           (1,023,633)              --
Segment assets                                      --               --                   --               --
Segment asset expenditures                          --               --                   --               --


                                        AS OF AND FOR THE THREE MONTHS ENDED      AS OF AND FOR THE YEAR ENDED
                                                    DECEMBER 31,                          DECEMBER 31,
                                               1999             1998                  1999             1998
                                        ----------------  ------------------     -------------    -------------
REVENUE
Total for reportable segments             $   2,097,184    $  20,685,788         $  30,054,271    $  76,649,778
Other revenue                                 1,719,531               --             1,531,477               --
                                          -------------    -------------         -------------    -------------
Total consolidated revenue                $   3,816,715    $  20,685,788         $  31,585,748    $  76,649,778
                                          =============    =============         =============    =============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                     $  (2,480,144)   $(100,971,377)        $  (1,552,631)   $ (94,252,477)
Other net loss                                       --               --                    --               --
Adjustment                                        2,471               --              (108,000)              --
                                          -------------    -------------         -------------    -------------
Income (loss) before income taxes         $  (2,477,673)   $(100,971,377)        $  (1,660,631)   $ (94,252,477)
                                          =============    =============         =============    =============

ASSETS
Total assets for reportable segments      $  31,489,128    $  70,179,278         $  31,489,128    $  70,179,278
Elimination of advances to subsidiaries      (5,095,805)              --            (5,095,805)              --
Elimination of investment in
  subsidiaries                               (5,943,205)              --            (5,943,205)              --
                                          -------------    -------------         -------------    -------------
Consolidated total assets                 $  20,450,118    $  70,179,278         $  20,450,118    $  70,179,278
                                          =============    =============         =============    =============

     For each of the years presented, the Company's primary operations and assets were within the United States.

10. COMMON STOCK

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

The Company records treasury stock at cost with regard to monetary transactions (e.g., settlement of put options). With regard to non-monetary transactions, the common stock transferred to the Company is record at estimated fair value.

As of December 31, 1999, the Company had the following common shares reserved for future issuance:

Awards under the 1996 Equity Compensation Plan                        5,532,812
Awards under the 1996 Incentive and Non-Qualified Stock Option Plan       3,500
                                                                      ---------
Total shares reserved for future issuance                             5,536,312
                                                                      =========


The Company issued 9,000,000 shares of Company common stock in March 2000 in connection with an equity financing transaction. (See further discussion in Note 20.)

11. STOCK OPTION PLANS

On March 22, 1996, the Company adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") pursuant to which nontransferable options to purchase up to 5,000,000 shares of common stock of the Company were available for award to eligible directors, officers, advisors, consultants and key employees. On January 10, 1997, the Board of Directors voted to terminate the Plan. The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant, and the options granted thereunder had a term of ten years. Options, which are generally contingent on continued employment with the Company, could be exercised only in accordance with a vesting schedule established by the Company's Board of Directors. Of the 553,500 shares underlying the option grants approved during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 shares underlying the options remain outstanding and exercisable at December 31, 1999. The other 550,000 grant options were forfeited or exercised during 1997.

On October 15, 1996, the Company's Board of Directors approved the 1996 Equity Compensation Plan (the "Equity Plan"), which provides for the granting of options to purchase up to 2,000,000 shares of the Company's common stock. The total number of shares authorized by the Equity Plan increased to 6,000,000 in 1998. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of the Company and any future subsidiaries, members of the Board of Directors and certain advisors are eligible to participate in this plan, which will terminate no later than October 14, 2006. The granting and vesting of options under the Equity Plan are authorized by the Company's Board of Directors or a committee of the Board of Directors.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 1999, 1998 and 1997 were estimated at the date of grant using an option pricing model with the following weighted-average assumptions: risk-free interest rate over the life of the option of 6.0%; no dividend yield; and expected two to eight year lives of the options. The estimated fair value for these options was calculated using the minimum value method in 1996 and may not be indicative of the future impact since this model does not take into consideration volatility and the commencement of public trading in the Company's common stock on February 7, 1997. The Black-Scholes model was utilized to calculate the value of the options issued during 1999, 1998 and 1997. The volatility factors utilized in 1999, 1998 and 1997 were 1.55, 0.36 and 0.47, respectively.

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

The Company's pro forma information for the years ended December 31 is as follows:

                                              1999             1998            1997
                                         ---------------  -------------   --------------
Pro forma net (loss) income              $     (404,224)  $(64,073,357)   $    5,354,571
Pro forma net (loss) income per common
   share (basic)                                  (0.03)         (3.51)             0.34
Pro forma net (loss) income per common
   share (diluted)                                (0.03)         (3.51)             0.33

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                              1999                      1998                       1997
                                    ------------------------   ------------------------   ------------------------
                                                   WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                   AVERAGE                    AVERAGE                    AVERAGE
                                                   EXERCISE                   EXERCISE                   EXERCISE
                                      OPTIONS       PRICE        OPTIONS       PRICE       OPTIONS        PRICE
                                    ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at Beginning of Year     5,277,665    $     8.41    2,365,007    $     9.57    1,758,748    $     5.25
   Granted
     Exercise price equal to
       fair value of common stock    2,345,692          0.91    3,625,572          7.89    1,073,751         12.07
     Exercise price greater than
       fair value of common stock           --            --           --            --      160,000         10.00
     Exercised                        (119,813)         0.56      (36,100)         6.41     (227,049)         1.17
     Forfeited                      (1,967,232)         6.43     (676,814)         9.82     (400,443)         2.26
                                    ----------    ----------   ----------    ----------   ----------    ----------

     Outstanding at end of year      5,536,312          6.10    5,277,665          8.40    2,365,007    $     9.57
                                    ==========                 ==========                 ==========    ==========

Exercisable at end of year           3,130,383          4.52      644,341          9.75      231,537    $     7.38
                                    ==========                 ==========                 ==========    ==========

                                              1999    1998    1997
                                              -----   -----   -----
Weighted-Average Fair Value of Options:
     Exercise price equal to fair value of
       common stock                           $ .72   $2.56   $4.62
     Exercise price greater than fair value
       of common stock                           --      --    4.35

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 1999 are as follows:


                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
-----------------------------------------------------   -----------------------
                                WEIGHTED
                                 AVERAGE     WIGHTED-                  WEIGHTED
                                REMAINING    AVERAGE                   AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL   EXERCISE     NUMBER       EXERCISE
EXERCISE PRICES  OUTSTANDING      LIFE        PRICE     EXERCISABLE     PRICE
---------------  -----------   -----------   --------   -----------    --------
$ 0.50 - $0.99    1,886,508         9.33   $     0.56    1,833,508   $     0.56
  1.00 -  1.99       41,000         9.22         1.69        3,500         1.00
  3.00 -  4.99      220,000         9.76         3.99           --         3.99
  6.00 -  6.99    1,010,287         8.05         6.55      103,487         6.36
          8.00      526,000         6.93         8.00      372,000         8.00
  9.00 -  9.99      833,460         8.34         9.86      286,687         9.85
 10.00 - 12.99      741,321         7.87        12.23      346,046        12.14
 13.00 - 13.25      277,736         7.87        13.25      185,155        13.25
                 ----------                             ----------
  0.50 - 13.25    5,536,312         8.46         6.10    3,130,383         4.52
==============   ==========                             ==========


12. LEASES

The Company is obligated under operating leases for its offices. Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:


     2000        $196,131
     2001          49,033
     2002              --
     2003              --
     2004              --
                 --------
     Totals      $245,164
                 ========

Rent expense for the years ended December 31, 1999, 1998 and 1997 under all operating leases was approximately $2,100,000, $7,800,000 and $4,800,000, respectively. Approximately $1,900,000, $7,600,000 and $4,600,000, respectively, of such amounts were charged directly to the Affiliated Practices as clinic expenses. Excluded from total minimum operating lease payments are approximately $1.5 million in total future payments related to Affiliated Practices currently in disputes with the Company. These Affiliated Practices are currently paying these leases directly.

13.  INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:

                                          1999           1998
                                      -----------    -----------
Deferred tax assets:
  Deferred start-up expenditures      $   404,360    $   678,515
  Allowance for doubtful accounts         366,422        389,062
  Accrued liabilities                     283,775        307,603
  Web development costs                   166,449             --
  Financing fees                           88,147        293,697
  Property and equipment, net              24,948        421,654
  Management service agreements                --      4,510,554
  Net operating loss carryforwards      2,025,411             --
                                      -----------    -----------
                                        3,359,512      6,601,085
Valuation allowance for deferred
  tax assets                           (3,011,642)    (5,498,609)
                                      -----------    -----------
Net deferred tax asset                    347,870      1,102,476
                                      -----------    -----------

Deferred tax liabilities:
  Deferred gain on installment sale       196,362        218,976
  Prepaid expenses                         75,899        483,399
  Net cash basis assets assumed in
    Physician practice affiliations        59,324      1,483,279
  Management service agreements            16,285             --
                                      -----------    -----------
                                          347,870      2,185,654
                                      -----------    -----------
Net deferred tax liability            $        --    $ 1,083,178
                                      ===========    ===========



The Company has established a $3,011,642 valuation allowance as of December 31, 1999. The valuation allowance results from uncertainty regarding the Company's ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. During 1999, the valuation allowance was reduced by $2,486,967 due to tax benefits recognized in connection with the Company's restructuring and other transactions.

The income tax (benefit) expense for the years ended December 31, 1999, 1998 and 1997 is summarized as follows:

                                1999            1998            1997
                            ------------    ------------    ------------
Current:
  Federal                   $ (1,662,165)   $ (1,071,968)   $  4,074,033
  State                          119,782         125,603       1,079,390
                            ------------    ------------    ------------
                              (1,542,383)       (946,365)      5,153,423
                            ------------    ------------    ------------
Deferred:
  Federal                       (839,331)    (24,424,176)       (991,430)
  State                         (243,847)     (7,095,850)       (288,067)
                            ------------    ------------    ------------
                              (1,083,178)    (31,520,026)     (1,279,497)
                            ------------    ------------    ------------
Total                       $ (2,625,561)   $(32,466,391)   $  3,873,926
                            ============    ============    ============

The income tax (benefit) expense differs from amounts currently payable because certain revenues and expenses are reported in the statement of operations in periods that differ from those in which they are subject to taxation. The principal differences relate to asset impairment charges that are not deductible for income tax purposes until the related asset is disposed, business acquisition and start-up expenditures that are capitalized for income tax purposes and expensed for financial statement purposes, and the amortization of certain cash basis net assets included in taxable income in periods subsequent to the date of affiliation with physician practices.

A reconciliation between the statutory federal income tax rate of 34% and the Company's (158.1%), (34.4%) and 39.8% effective tax rates for the years ended December 31, 1999, 1998 and 1997, respectively, is as follows:

                                               1999         1998         1997
                                             --------     --------     --------
Federal statutory income tax rate               (34.0)%      (34.0)%       34.0%
State income taxes, net of federal benefit       (4.9)        (5.8)         5.1
Nondeductible business acquisition and
  other costs                                     5.3           --          0.7
Miscellaneous                                     3.4         (0.4)          --
Deferred tax asset valuation allowance         (127.9)         5.8           --
                                             --------     --------     --------
Effective income tax rates                    (158.1)%       (34.4)%       39.8%
                                             ========     ========     ========

The Company has approximately $4,900,000 in net operating loss carryforwards, which expire in 2019. Approximately $4,500,000 of the net operating loss carryforwards relate to the Company's majority-owned subsidiary, HG.com, Inc., and are subject to Separate Return Limitation Year ("SRLY") limitations. The SRLY limitations permit an offset to consolidated taxable income only to the extent of taxable income attributable to the member with the SRLY loss.

14.  PHYSICIAN PRACTICE NET ASSET ACQUISITIONS AND SERVICE AGREEMENTS

1997 ACTIVITY

During 1997, the Company acquired substantially all of the assets and certain liabilities of additional physician practices through a combination of asset purchases and mergers as detailed in the table below:


                AFFILIATION                       AFFILIATED                 ACQUISITION         HEADQUARTERS
                   DATE                           PRACTICE(1)                   TYPE               LOCATION
        -------------------------       -------------------------------    ----------------    ---------------------
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

                July 3, 1997            Associated Arthroscopy             Asset               Plano, Texas
                                        Institute, Inc.                    Purchase

                July 3, 1997            Access Medical Supply, Inc.        Asset               Plano, Texas
                                        d/b/a Associated Physical          Purchase
                                        Therapy

                July 3, 1997            Allied Health Services, P.A.       Asset               Plano, Texas
                                        d/b/a Associated Occupational      Purchase
                                        Rehabilitation

                July 7, 1997            Ortho-Associates P.A. d/b/a        Asset               Plantation, Florida
                                        Park Place Therapeutic Center      Purchase

                July 16, 1997           Mid-Atlantic Orthopaedic           Asset               Hagerstown, Maryland
                                        Specialists. Cirincione,           Purchase
                                        Milford, Stowell, and
                                        Amalfitano, P.C.

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

Total consideration for the 1997 merger and asset acquisitions was 3,222,891 shares of the Company's common stock and $44,452,105 in cash. As part of the consideration in three of the mergers, the Company issued an aggregate 13,322 shares of common stock and paid an aggregate $189,000 in cash to Michael E. West, who served as a consultant to three of the predecessors to the Affiliated Practices. Mr. West subsequently became Senior Vice President of Operations of the Company in August 1997 and terminated his employment with the Company in March 1999. Furthermore, the Company granted one physician associated with Orthopaedic Surgery Centers, P.C. II the right, until June 30, 1998, to require the Company to re-purchase 74,844 shares of common stock issued to such physician in the merger at a purchase price equal to $11.21 per share and, in connection therewith, such shares were put to the Company in 1998 (see Note 10). Additionally, in connection with the asset purchase of Ortho-Associates P.A. d/b/a Park Place Therapeutic Center, the Company issued to the physician owners warrants to purchase, in the aggregate, 544,681 shares of common stock at an exercise price of $14.69 per share, which were canceled in connection with the PPTC termination agreement (see Note 2). The Company also had an escrowed deposit of approximately $900,000 in cash and 113,393 shares which was released as additional consideration in the restructuring transaction described in Note 2.

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

1998 ACTIVITY

In March 1998, the Company sold its entire interest in WCOG to the physician owners of Orthopedic Institute of Ohio, Inc. and a company (the "Acquiring Company") for total consideration of approximately $1,950,000. In addition, the Company was relieved of its obligation to pay an amount equal to 25% of WCOG's first $6,000,000 of net income as contingent consideration. The sale resulted in a pre-tax gain of $1,240,078 which has been included in the accompanying consolidated financial statements for the year ended December 31, 1998. The Company maintains non-interest bearing long-term advances receivable from WCOG in the aggregate amount of $813,287 and $944,520, as of December 31, 1999 and 1998, respectively. An officer and 50% stockholder of the Acquiring Company is the brother of the Chief Executive Officer of the Company.

Effective March 31, 1998, in connection with the acquisition, by asset purchase, of substantially all of the assets and certain liabilities of Orlin & Cohen Associates LLP ("OCOA"), the Company issued to OCOA 459,562 shares of common stock and a promissory note (convertible debenture) in the principal amount of $5,454,539 and paid cash in the amount of $11,375,000. In addition, the Company paid a finder's fee of $114,000 in connection with the acquisition. The convertible debenture was canceled pursuant to one of the transactions described in Note 2.

MANAGEMENT SERVICE AGREEMENT DISCUSSION

Concurrent with its acquisitions, the Company simultaneously entered into long-term service agreements with the Affiliated Practices. Pursuant to the terms of the Service Agreements, the Company, among other things, provided facilities and management, administrative and development services, including assistance in the negotiations of contracts signed between the affiliate practice and third party payors, in return for service fees. Such fees are payable monthly and consist of the following: (i) service fees based on a percentage ranging from 20%-50% of the adjusted pre-tax income of the Affiliated Practices (generally defined as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses but not including physician owner compensation or most benefits to physician owners) plus (ii) reimbursement of certain clinic expenses.

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

NEW MANAGEMENT SERVICE AGREEMENT DISCUSSION

As discussed in Note 2, the Company completed restructuring agreements with nine of the Company's Affiliated Practices and a modification of arrangements with four of the Affiliated Practices. The purchase price paid to the Company consisted of payment for the book value of the assets to be purchased by the practices, less the practice liabilities as of the closing date of the transaction and payment for the execution of a new management services agreement to replace the existing service agreement.

Under the new management service agreements, the Company reduced the level of services previously provided to the practices participating in the restructuring. The following services are currently provided to each practice:

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

o Analyzing annual performance on a comparative basis with other practices that have contracted with the Company; and

o   Analyzing billing practices.

As a result of the reduced services offered, the service fees under the new management service agreements were substantially reduced; and are paid for a period ending five years from the initial practice affiliation date.

15.  ACQUISITION OF PROVIDER PARTNERSHIPS, INC. ("PPI")

During the third quarter of 1998, the Company acquired PPI as a wholly-owned subsidiary in exchange for 420,000 shares of Company common stock. PPI was formed to provide consulting services to hospitals to increase their operating performance, with a specific focus on the cardiac areas. Pursuant to an agreement with the former PPI stockholders to resolve certain issues raised by the former stockholders of PPI relating to the transaction in which the Company acquired PPI, the subsidiary was liquidated during 1999. (See further discussion in Note 7).

16.  LEGAL PROCEEDINGS

Reconstructive Orthopaedic Associates

On October 27, 1999, Reconstructive Orthopaedic Associates II, P.C., ("ROA"), filed a complaint against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The complaint asserts that, during negotiations between ROA and the Company related to the restructure agreement by and between ROA and the Company, the Company agreed that if the Company entered into a similar restructuring agreement with any other affiliated practice on financial terms more favorable to such affiliated practice than those extended to ROA under its restructure agreement, the Company would modify and adjust the terms of their restructure agreement to ensure that ROA received financial terms as favorable as those extended to such other affiliated practice. The complaint further alleges that one or more lawsuits or other adversary proceedings between the Company and one or more other affiliated practices have been settled, in fact or in principle, on financial terms materially more favorable to the other affiliated practices than the terms extended to ROA under its restructure agreement. ROA seeks compensatory, consequential and incidental damages in excess of $75,000, punitive damages in excess of $1,000,000 and attorneys fees. Additionally, ROA seeks a declaratory judgment that if any of the alleged settlements were entered into between the Company and any other affiliated practices on terms materially more favorable than those extended to ROA, the Company would be required to modify and adjust the terms of their restructure agreement to ensure that ROA received financial terms as favorable as those extended to such other affiliated practices.

On November 8, 1999, the Company filed a complaint in the U.S. District Court for the District of Colorado against ROA. The complaint asserts that ROA has taken actions in direct contravention of our management service agreement with ROA, including trying to terminate the agreement in a manner not allowed by the contract, threatening to withhold payments due under the agreement, and filing suit in another jurisdiction in violation of the agreement. The Company seeks a declaration and adjudication of both parties' contractual rights and obligations in order to terminate this dispute. The Company also seek injunctive relief and damages.

The Company believes it has strong legal and factual defenses to ROA's claims. The Company intends to vigorously defend against their lawsuit and aggressively pursue its claims.


Orthopaedic Institute of Ohio

On November 1, 1999, the Company filed a complaint in the U.S. District Court for the District of Colorado against the Orthopaedic Institute of Ohio, Inc. ("OIO"). The compliant asserts that, prior to the closing of the restructure agreement between OIO and the Company, OIO, the physician owners and the administrator of OIO diverted over $470,000 from the Company's bank account and deposited such funds into a bank account held by OIO and the physician owners. The compliant further asserts that OIO and the physician owners are continuing to withhold from the Company amounts that remain due under the restructure agreement of over $720,000. OIO subsequently filed a Motion for Stay of Proceedings and a Motion to Dismiss. Essentially, OIO has argued that all claims made by the Company are subject to the arbitration clause of the Restructure Agreement by and between the Company and OIO. The Company has filed a response to OIO's Motions and currently oral arguments have been set for March 2000 in this case.


17.  COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements that provide key executives and employees with minimum base pay, annual incentive awards and other fringe benefits. The Company expenses all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, change in ownership of the Company, etc., the Company may be partially or wholly relieved of its financial obligations to such individuals. However, under certain circumstances, a change in control of the Company may provide significant and immediate enhanced compensation to the employees possessing employment contracts. At December 31, 1999, the Company was contractually obligated for the following base pay compensation amounts (summarized by years ending December 31):

                2000                         $  1,053,000
                2001                              477,167
                                             ------------
                                             $  1,530,167
                                             ============

18.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997.

                                                       1999           1998            1997
                                                   ------------   ------------    ------------
 Numerator for both basic and diluted earnings
     per share:
      Net income (loss)                            $    964,930   $(61,786,086)   $  5,870,398
                                                   ============   ============    ============
 Denominator:
   Weighted average shares outstanding               14,202,748     18,237,827      15,559,368
Cheap stock shares:
      Employee stock options                                 --             --         118,761
                                                   ------------   ------------    ------------
   Denominator for basic net income (loss) per
      common share--weighted average shares          14,202,748     18,237,827      15,678,129
   Effect of dilutive securities:
      Employee stock options                            614,984             --         393,024
                                                   ------------   ------------    ------------

   Denominator for diluted net income (loss) per
      common share--adjusted weighted average
      shares and assumed conversion                  14,817,732     18,237,827      16,071,153
                                                   ============   ============    ============

 Net (loss) income per common share (basic)        $       0.07   $      (3.39)   $       0.38
                                                   ============   ============    ============
 Net (loss) income per common share (diluted)      $       0.07   $      (3.39)   $       0.37
                                                   ============   ============    ============


For additional disclosures regarding employee stock options, puts and warrants, see Notes 10, 11 and 14.

Outstanding options to purchase 3,608,804 and 943,251 shares of common stock were outstanding during 1999 and 1997, respectively, but were not included in the computation of diluted earnings per share for the years then ended because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options to purchase 5,261,165 shares of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per common share for 1998 because the effect would be antidilutive based on the Company's net loss for the year.

Warrants to purchase 544,681 shares of common stock were outstanding during 1997 but were not included in the computation of diluted earnings per share because the warrants' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.



The Company used a portion of the proceeds from the initial public offering of its common stock to repay borrowings under the Company's Credit Facility Agreement. If shares issued to repay amounts outstanding under the Company's Credit Facility Agreement were outstanding for the year ended December 31, 1997, the net income per common share would not have changed from the amount reported.

19.  EMPLOYEE BENEFIT PLAN

Effective May 1, 1997, the Company adopted a defined contribution employee benefit plan covering substantially all employees of the Company, most affiliated physicians and other employees of the affiliated practices. Participants must have attained age 21 and completed one year of service with either the Company or one of the Affiliated Practices in order to participate in the plan. The plan is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan includes a matching contribution equal to up to 4% of eligible employee salaries and a discretionary defined contribution (5.5% in 1997). There was no discretionary contribution made for the year ended December 31, 1998. Although the Company's Board of Directors has until the filing of the 1999 employee benefit plan financial statements to determine whether or not a discretionary contribution will be made, management currently anticipates that there will not be a discretionary contribution made for the 1999 plan year.

Effective January 1, 1999, the matching contribution component of the employee benefit plan was eliminated and replaced with a Qualified Non-Elective Contribution equal to 3% of annual compensation. The employer contribution is applicable to all eligible participants, regardless of whether or not the participant contributes to the employee benefit plan. Additionally, effective April 1, 1999, the age and service requirements of the employee benefit plan were eliminated.

Expense under this plan, including the discretionary defined contributions, aggregated approximately $612,000, $1,611,000 and $711,000 for 1999, 1998 and
1997, respectively, of which approximately $540,000, $1,445,000 and $654,000 was charged directly to the Affiliated Practices as clinic expenses.

20.  SUBSEQUENT EVENTS

In January 2000, the Company terminated its revised management services arrangement with one of the affiliated practices. Pursuant to the termination, the Company received approximately $850,000 and will no longer be required to provide management services to the practice.

Effective February 3, 2000, the Company merged its majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthcareRatings, Inc. (hereafter, the "Merger Transaction"). In order to effectuate the Merger Transaction, the minority shareholders of HG.com were given 800,000 shares of Company common stock. In connection with the Merger Transaction, the Company recorded goodwill in the amount of $1,850,000 based on the fair value of the stock issued as of the transaction date. The goodwill is being amortized over an estimated useful life of seven years.

On March 7, 2000, the Company entered into a binding agreement as to material terms with Mid-Atlantic Orthopedic Specialists, et. al. ("MAOS") that resolves all legal disputes and litigation between the Company and MAOS. Under the terms of the agreement, the Company will receive a payment of $1,500,000 at closing in consideration for the tangible book value of the MAOS assets and the termination of the MAOS service agreement. Pursuant to the terms of the agreement, the closing will be no later than April 21, 2000.

Effective March 17, 2000, the Company closed on an equity financing transaction (the "Revised Financing") which raised $18 million. Pursuant to the terms of the Revised Financing, certain investors funded $14.8 million to the Company in return for 7,400,000 shares of Company common stock. Additionally, the Company issued warrants to the investors to purchase 2,590,000 shares of Company common stock at an exercise price of $4.00 per share. The warrants have a five-year term. The Company also issued a warrant to purchase 150,000 shares of Company common stock to a company that served as a financial advisor to the Revised Financing. Upon the closing of the Revised Financing, the Officers exchanged $3.2 million of the Officer Notes into an aggregate of 1.6 million shares of common stock and five-year warrants to purchase 560,000 shares of common stock at $4.00 per share. (See further discussion of Officer Notes in Note 7.)

                  Specialty Care Network, Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                                         BALANCE AT       CHARGED TO         CHARGED TO                            BALANCE AT
                                         BEGINNING        COSTS AND            OTHER                                END OF
          DESCRIPTION                    OF PERIOD        EXPENSES           ACCOUNTS          DEDUCTIONS           PERIOD
----------------------------------     -------------     -------------     -------------      ------------       ------------
Year ended December 31, 1999
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable             $   22,161,082     $          --     $ 29,670,283(1)   (21,862,431)(6)    $         --
                                                                                              (29,968,934)(3)
     Allowance for contractual
       adjustments and doubtful
       accounts on receivables
       due from affiliated
       Physician practices in
       litigation                      $    7,397,144     $   2,407,848     $         --      $ (6,706,068)(6)   $    500,000
                                                             (1,719,532)(4)           --          (879,392)(9)
     Allowance for doubtful
       accounts on management fee
       receivables                     $           --     $   1,040,428     $    879,392(9)   $   (146,715)(6)   $  1,773,105
Year ended December 31, 1998
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable             $  26,225,860     $   1,210,126 (8)   125,086,140(1)    (12,454,506)(6)   $ 22,161,082
                                                              (592,659)(4)     6,816,751(2)   (119,406,005)(3)
     Allowance for contractual                                                                  (4,724,624)(7)
       adjustments and doubtful
       accounts on receivables
       due from affiliated
       physician practices
       in litigation                   $          --     $   2,672,520 (5) $   4,724,624(7)   $         --       $  7,397,144
Year ended December 31, 1997
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable             $  15,719,542     $     100,380     $  87,199,182(1)   $(84,589,217)(3)   $ 26,225,860
                                                            (1,542,354)(4)     9,338,327(2)

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

(9) Transferred from allowance for contractual adjustments and doubtful accounts due from affiliated practices in litigation to allowance for doubtful accounts on management service fee receivables.

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
      2.1      Restructure Agreement by and Among Specialty Care Network, Inc.,
               Medical Rehabilitation Specialists II, P.A. and Kirk J. Mauro,
               M.D. dated as of December 31, 1998. (incorporated by reference to
               Exhibit 2.1 to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1998)

     2.11      Management Services Agreement by and Among Specialty Care
               Network, Inc., Medical Rehabilitation Specialists II, P.A., and
               Kirk J. Mauro, M.D. dated as of January 1, 1999. (incorporated by reference to Exhibit 2.11 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1998)

      2.2      Restructure Agreement by and Among Specialty Care Network, Inc.,
               Greater Chesapeake Orthopaedic Associates, L.L.C., Paul L.
               Asdourian, M.D., Frank R. Ebert, M.D., Leslie S. Matthews, M.D.,
               Stewart D. Miller, M.D., Mark S. Meyerson, M.D., John B.
               O'Donnell, M.D. and Lew C. Schon, M.D., dated as of December 31,
               1998. (incorporated by reference to Exhibit 2.2 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1998)

     2.21      Management Services Agreement by and Among Specialty Care
               Network, Inc., Greater Chesapeake Orthopaedic Associates, L.L.C.,
               Paul L. Asdourian, M.D., Frank R. Ebert, M.D., Leslie S.
               Matthews, M.D., Stewart D. Miller, M.D., Mark S. Meyerson, M.D.,
               John B. O'Donnell, M.D. and Lew C. Schon, M.D., dated as of
               January 1, 1999. (incorporated by reference to Exhibit 2.21 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998)

      2.3      Restructure Agreement by and Among Specialty Care Network, Inc.,
               Vero Orthopaedics II, P.A., James L. Cain, M.D., David W.
               Griffin, M.D.,  George K.  Nichols,  M.D. and Peter G.  Wernicki,
               M.D. dated as of December 31, 1998. (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

     2.31      Management Services Agreement by and Among Specialty Care
               Network, Inc., Vero Orthopaedics II, P.A., James L. Cain, M.D.,
               David W. Griffin, M.D., George K. Nichols, M.D. and Peter G.
               Wernicki, M.D. dated as of January 1, 1999. (incorporated by reference to Exhibit 2.31 to the Company's Annual Report on Form
               10-K for the year ended December 31, 1998)

      2.4      Restructure Agreement by and Among Specialty Care Network, Inc.,
               Orlin & Cohen Orthopedic Associates, LLP, Harvey Orlin, M.D.,
               Isaac Cohen, M.D., John M. Feder, M.D., Gregory Lieberman, M.D.,
               Sebastian Lattuga, M.D., Harvey Orlin, M.D., P.C. and Rockville
               Centre Arthroscopic Associates,  P.C. dated as of December 31,
               1998. (incorporated by reference to Exhibit 2.4 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1998)

     2.41      Management Services Agreement by and Among Specialty Care
               Network, Inc., Orlin & Cohen Orthopedic Associates,  LLP, Harvey
               Orlin, M.D., Isaac Cohen, M.D., John M. Feder,  M.D.,  Gregory
               Lieberman, M.D., Sebastian Lattuga, M.D., Harvey Orlin, M.D.,
               P.C. and Rockville Centre Arthroscopic Associates, P.C. dated as of January 1, 1999. (incorporated by reference to Exhibit 2.41 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1998)

      2.5(1)   Form of Restructure Agreement (incorporated by reference to
               Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

      2.6(1) Form of Management Services Agreement (incorporated by reference to Exhibit 2.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

      3.1      Certificate of Amendment of Amended and Restated Certificate of
               Incorporation and Amended and Restated Certificate of
               Incorporation

      3.2      Amended and Restated Bylaws

    10.1+ 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form
               10-Q for the quarter ended June 30, 1998.)

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

  10.6.1+      Amendment to Employment Agreement between Specialty Care Network,
               Inc. and D. Paul Davis dated December 5, 1997. (incorporated by reference to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

    10.7+ Employment Agreement dated as of March 1, 1996 by and between Specialty Care Network, Inc. and David Hicks (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File No. 333-17627))

  10.7.1+      Amendment to Employment Agreement between Specialty Care Network,
               Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

     10.8 Amendment No. 3 to the Second Amended and Restated Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc., SCN of Princeton, Inc., NationsBank of Tennessee N.A., AmSouth Bank, Banque Paribas, Key Corporate
               Capital Inc. and NationsBank of Tennessee, N.A., as Agent


     10.9 Amendment No. 4 to the Second Amended and Restated Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc, SCN of Princeton, Inc., Nationsbank of Tennessee N.A., AmSouth Bank, Banque Paribas, Key Corporate
               Capital Inc. and Nationsbank of Tennessee, N.A., as Agent

       21      Subsidiaries of the registrant.

       23      Consent of Ernst & Young LLP.

     27.1      Financial Data Schedule for the year ended December 31, 1999.

--------------

(1) Effective June 15, 1999, the Company closed its previously announced restructuring transaction through ten separate restructure agreements involving the following nine practices: Floyd R. Jaggears, Jr., M.D., P.C., II; Riyaz H. Jinnah, M.D., II, P.A.; The Orthopaedic and Sports Medicine Center, II, P.A.; Orthopaedic Associates of West Florida, P.A.; Orthopaedic Institute of Ohio, Inc.; Orthopaedic Surgery Centers, P.C. II; Princeton Orthopaedic Associates, II, P.A.; Reconstructive Orthopaedic Associates, II, P.C.; and Steven P. Surgnier, M.D., P.A., II. Simultaneously, the Company executed revised Management Services Agreements with these practices. The Company has attached a generic form of these agreements to this Quarterly Report on Form 10-Q as the terms of the agreements between the Company and the individual practices are substantially equivalent.