Form 10-K405/A
period 1999-12-31
HEALTHGRADES COM INC
filed 2000-05-01
CIK 1027915

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

As of March 27, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was $26,500,295. Such aggregate market value was computed by reference to the closing sale price of the common stock as reported on the Nasdaq Small Cap Market on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the common stock of the Company.

As of March 27, 2000 there were 21,516,468 shares of the registrant's common stock outstanding.

This amendment to the Company's Form 10-K for the fiscal year ended December 31, 1999 amends the Form 10-K to amend and restate in their entirety Items 10, 11, 12 and 13 of Part III.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

KERRY R. HICKS, age 40, a founder of HealthGrades.com, has served as our Chief Executive Officer since our inception in 1995. He also served as our President from our inception until November 1999. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management (LBA). Mr. Hicks received a BS in Business and a Masters in Information Systems from Colorado State University.

PATRICK M. JAECKLE, one of our founders, has served as our President since November 1999. He was an Executive Vice President from our inception in 1995 until November 1999. From February 1994 through March 1996, Mr. Jaeckle served as Director of Healthcare Corporate Finance at Morgan Keegan & Co., Inc. Previously, Mr. Jaeckle was a member of the healthcare groups at both CS First Boston and Smith Barney. Prior to his career in investment banking, Mr. Jaeckle was a member of the International Business Development Group at Merck & Company. Mr. Jaeckle received an MBA from Columbia Business School.

PETER H. CHEESBROUGH, age 48, has served as a director of HealthGrades.com since December 1996. Since August 1999, Mr. Cheesbrough has been Senior Vice President Finance and Chief Financial Officer of XCare.net, a company providing internet-based business to business connectivity, information exchange and electronic commerce applications solutions for healthcare. From June 1993 to August 1999, Mr. Cheesbrough was the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. From April 1988 to June 1993, he was Echo Bay Mines' Vice President and Controller. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.

LESLIE S. MATTHEWS, M.D., age 48, has served as a director of HealthGrades.com since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1990, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital. From July 1982 to October 1994, Dr. Matthews was also engaged in private practice.

MATS WAHLSTROM, age 45, has served as a director of HealthGrades.com since March 1997. Mr. Wahlstrom has served in various capacities for Gambro AB and its affiliated companies, which are engaged in the manufacture of equipment for hemodialysis, cardiovascular surgery and blood component analysis and in the provision of health care services. He was President of Gambro Healthcare, Inc. from 1993 until February 2000, Executive Vice President of Gambro AB from 1990 until February 2000 and President of COBE Laboratories, Inc., a subsidiary of Gambro AB engaged in the development and manufacture of hemodialysis products and the operation of dialysis centers from 1991 until February 2000.

PARAG SAXENA, age 44, has served as a director of HealthGrades.com since April 2000. Mr. Saxena was a founder of INVESCO's Private Capital Group, where he has served since 1983. He is currently head of the Group. Mr. Saxena received an M.B.A. from The Wharton School of Business.

MARC S. SANDROFF, age 42, has served as a director of HealthGrades.com since April 2000. Mr. Sandroff has more than twenty years of experience as a health care entrepreneur and as a venture capitalist. Mr. Sandroff has been Managing Director of Essex Woodland Health Venture Fund IV, L.P. since 1986. From 1984 to 1987, he was one of nine professionals responsible for managing the venture capital portfolio for Allstate Insurance. Prior to entering the venture capital industry, he was a founder of and had direct operating responsibilities for several rehabilitation and long-term care facilities. Mr. Sandroff has a Masters degree in strategic management and healthcare industry policy from the University of Chicago.

EXECUTIVE OFFICERS OF THE REGISTRANT

KERRY R. HICKS, age 40, a founder of HealthGrades.com, has served as our Chief Executive Officer since our inception in 1995. He also served as our President from our inception until November 1999. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management (LBA). Mr. Hicks received a BS in Business and a Masters in Information Systems from Colorado State University.

PATRICK M. JAECKLE, one of our founders, has served as our President since November 1999. He was an Executive Vice President from our inception in 1995 until November 1999. From February 1994 through March 1996, Mr. Jaeckle served as Director of Healthcare Corporate Finance at Morgan Keegan & Co., Inc. Previously, Mr. Jaeckle was a member of the healthcare groups at both CS First Boston and Smith Barney. Prior to his career in investment banking, Mr. Jaeckle was a member of the International Business Development Group at Merck & Company. Mr. Jaeckle received an MBA from Columbia Business School.

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

Kerry R. Hicks and David G. Hicks are brothers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of more than ten percent of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. We believe that all filings required to be made during 1999 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

                 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth certain information concerning the compensation we paid to our Chief Executive Officer and the four other most highly paid executive officers (collectively, the "named executive officers") during 1999, 1998 and 1997.



                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                                                               AWARDS
                                                              ANNUAL COMPENSATION             SECURITIES
                                                                                              UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR        SALARY             BONUS           OPTIONS          COMPENSATION(1)
-------------------------------------------     ------      ---------          -------       -------------       ---------------
Kerry R. Hicks                                   1999       $ 253,606          $    --             475,000          $   7,137
   Chief Executive Officer                       1998       $ 248,923          $    --             500,000          $   4,197
                                                 1997       $ 214,260          $    --             172,622          $   8,226

Patrick M. Jaeckle                               1999       $ 253,606          $    --             475,000          $   4,800
   President                                     1998       $ 250,400          $    --             500,000                $ -
                                                 1997       $ 214,260          $    --             172,622          $   6,572

D. Paul Davis                                    1999       $ 174,391          $    --             200,000          $   6,392
   Executive Vice President - Finance/CFO        1998       $ 166,442          $    --             305,310          $   6,402
                                                 1997       $ 135,519          $    --              60,217          $   8,236

David G. Hicks                                   1999       $ 162,377          $    --             200,000          $   6,070
   Executive Vice President - Information        1998       $ 139,615          $    --             183,659          $   5,584
      Technology                                 1997       $ 121,731          $    --              50,181          $   7,110

Timothy D. O'Hare                                1999       $ 146,077          $    --             200,000          $   5,728
   Senior Vice President - ProviderWeb.net       1998       $ 143,402          $    --             183,659          $   5,736
                                                 1997       $ 124,717          $    --              50,181          $   4,552


(1) Includes amounts that we contributed, for the account of the executive officers, under our Retirement Savings Plan. The 1997 amount also includes, for each executive officer, $692 distributed upon termination of medical savings accounts that we initially established for all employees.

Stock Options

The following table sets forth certain information regarding stock options granted during 1999 to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                  NUMBER OF            PERCENT OF
                                 SECURITIES          TOTAL OPTIONS
                                 UNDERLYING            GRANTED TO        EXERCISE
                                   OPTIONS           EMPLOYEES IN         PRICE        EXPIRATION      GRANT DATE
            NAME                 GRANTED (1)          FISCAL YEAR        PER SHARE        DATE      PRESENT VALUE (2)
------------------------------ ----------------    ------------------   ------------  ------------  -----------------
Kerry R. Hicks                          475,000                 20.25%  $     0.5625       4/28/09     $ 223,250

Patrick M. Jaeckle                      475,000                 20.25%  $     0.5625       4/28/09     $ 223,250

D. Paul Davis                           200,000                  8.53%  $     0.5625       4/28/09     $  94,000

David G. Hicks                          200,000                  8.53%  $     0.5625       4/28/09     $  94,000

Timothy D. O'Hare                       200,000                  8.53%  $     0.5625       4/28/09     $  94,000




(1) On April 29, 1999, we granted options to a number of our employees, including our executive officers. The options each have an exercise price of $0.5625, which was the closing price per share of our common stock on the date of grant. The options fully vested on October 29, 1999 and terminate ten years from the date of grant.

(2) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. There are four underlying assumptions used in developing the grant valuations: an expected volatility of 1.55; an expected term to exercise of 3 years; risk-free interest rate over the life of the option of 6%; and an expected dividend yield of zero. The actual value, if any, an option holder may realize will depend on the amount by which the stock price exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

The following table sets forth certain information regarding stock options held as of December 31, 1999 by the named executive officers. The named executive officers did not exercise any stock options in 1999.



                          FISCAL YEAR-END OPTION VALUES


                           NUMBER OF SECURITIES             VALUE OF UNEXCERCISED
                          UNDERLYING UNEXERCISED                IN-THE-MONEY
                               OPTIONS AT                        OPTIONS AT
                             FISCAL YEAR-END                 FISCAL YEAR-END (1)
                       ----------------------------     ----------------------------
Name                   EXCERCISABLE   UNEXERCISABLE     EXCERCISABLE   UNEXERCISABLE
-------------          ------------   -------------     ------------   -------------
Kerry R. Hicks              769,766         452,856     $    920,313      $    --

Patrick M. Jaeckle          769,766         452,856     $    920,313      $    --

D. Paul Davis               311,997         283,530     $    387,500      $    --

David G. Hicks              286,006         179,834     $    387,500      $    --

Timothy D. O'Hare           388,007         195,833     $    387,500      $    --


(1) Based on $2.50, the closing price of our common stock as reported on the Nasdaq Small Cap Market on December 31, 1999.

EMPLOYMENT AGREEMENTS

We have employment agreements with each of Mr. Kerry Hicks and Mr. Jaeckle dated as of April 1, 1996. Each agreement has an initial term of five years and is renewable automatically for one year periods unless terminated by one of the parties. The agreements provide for an annual salary rate to each officer of $187,500 for 1996, $215,000 for 1997 and $250,000 for 1998, with cost of living increases for the years following 1998. In addition, the agreements provide for annual incentive compensation to each officer equal to up to 100% of his base salary based on performance targets established by the Board of Directors.

We have employment agreements with Mr. Davis, Mr. David Hicks and Mr. O'Hare, dated as of February 22, 1996, March 1, 1996, and August 12, 1996, respectively. Each agreement has an initial term of five years and is renewable automatically for one year periods unless terminated by one of the parties. The agreements provide for an annual salary rate to each officer of $108,000 for 1996, $125,000 for 1997 and $144,000 for 1998, with cost of living increases for the years following the third year. In addition, the agreements provide for annual incentive compensation to each officer equal to up to 75% of his base salary based on performance targets established by the Board of Directors. In connection with Mr. Davis' appointment as Senior Vice President in 1997, his base salary was increased to $150,000 per annum on April 1, 1997 and $172,500 per annum effective on April 1, 1998. In connection with Mr. David Hicks' appointment as Senior Vice President in 1999, his base salary was increased to $172,500 per annum.

Under all of the employment agreements described above, in the event that the officer is terminated without cause and there has been no change of control of the Company, we will pay such officer his base salary for the remaining term of the agreement and any earned but unpaid salary and incentive compensation. In the event the officer is terminated with cause, regardless of whether there has been a change of control, we will pay such officer his base salary for 60 days following such termination. If the officer is terminated without cause upon a change of control, he is entitled to receive a lump sum payment upon such termination equal to 300% of his base salary plus 300% of his annual incentive compensation for the prior year. Each agreement contains certain confidentiality covenants.

COMPENSATION OF DIRECTORS

Effective January 1, 1999, Messrs. Cheesbrough and Wahlstrom are entitled to receive $20,000 per annum for their services on our board of directors and board committees.

On May 5, 1999, we granted options to our non-employee directors to purchase the following numbers of shares: Messrs. Cheesbrough, 23,345 shares: Dr. Matthews, 27,236 shares; and Messrs. Wahlstrom, 20,000 shares. The options have an exercise price of $.5313 per shares (the closing price per share of our Common Stock at the date of grant) and terminate on May 4, 2009. The options fully vested on November 5, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF OUR COMMON STOCK BY CERTAIN PERSONS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 1, 2000 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person's address), (ii) the named executive officers, (iii) each director and (iv) all directors and executive officers as a group.


                                                          Number of Shares        Percent of
Name of Beneficial Owner                                Beneficially Owned     Outstanding Shares
--------------------------------------------------      ------------------     ------------------
Kerry R. Hicks  (2)                                              2,633,035                   11.6%
Patrick M. Jaeckle  (3)                                          2,082,741                    9.2%
D. Paul Davis  (4)                                                 490,349                    2.2%
David G. Hicks  (5)                                                464,339                    2.1%
Timothy O'Hare  (6)                                                422,559                    1.9%
Peter H. Cheesbrough  (7)                                           49,345                       *
Leslie S. Matthews, M.D.  (8)                                       83,450                       *
Mats Wahlstrom  (9)                                                 36,677                       *
Parag Saxena  (10)                                               5,690,250                   24.7%
Marc S. Sandroff  (11)                                           4,050,000                   17.9%
Chancellor V, L.P. (12)                                          5,690,250                   24.7%
Essex Woodlands Health Venture Fund IV, L.P. (13)                4,050,000                   17.9%
All directors and executive officers as a group
    (13 persons) (14)                                           16,982,490                   61.6%


*        Less than one percent

(1) Applicable percentage of ownership is based on 21,516,468 shares of common stock outstanding on April 1, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 1, 2000 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2) Includes 10,000 shares of common stock held by The David G. Hicks Irrevocable Children's Trust, warrants to purchase 350,000 shares and 867,617 shares underlying stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership.

(3) Includes warrants to purchase 175,000 shares and 867,617 shares underlying stock options. Does not include 100,000 shares of common stock held by The Patrick M. Jaeckle Family Irrevocable Children's Trust, for which shares Mr. Jaeckle disclaims beneficial ownership.

(4) Includes warrants to purchase 17,500 shares and 365,850 shares underlying stock options.

(5) Includes warrants to purchase 17,500 shares and 320,558 shares underlying stock options

(6)     Includes 422,559 shares underlying stock options

(7)     Includes 48,345 shares underlying stock options

(8)     Includes 41,667 shares underlying stock options

(9)     Includes 36,677 shares underlying stock options

(10) Includes 4,215,000 shares and 1,475,250 shares underlying warrants held by Chancellor V, L.P. Mr. Saxena is a Managing Director of INVESCO Private Capital, Inc. ("INVESCO"), the Managing Member of IPC Direct Associates V, L.L.C., which is the General Partner of Chancellor V, L.P.

(11) Includes 3,000,000 shares and 1,050,000 shares underlying warrants held by Essex Woodlands Health Ventures Fund IV, L.P. (the "Fund"). Mr. Sandroff is a Managing Director of Essex Woodlands Health Ventures Fund IV, L.L.C. (the "LLC"), which is the General Partner of the Fund.

(12)    Includes warrants to purchase 1,475,250 shares. See Note 10.

(13)    Includes warrants to purchase 1,050,000 shares. See Note 11.

(14) Includes warrants to purchase 3,085,250 shares and 2,980,890 shares underlying stock options

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1998, when our business was principally focused on physician practice management, we had service agreements with certain medical practices (the "Director Affiliated Practices") and their respective physician owners, including physicians who have served as our directors. Under the service agreements, we, among other things, provided facilities and management, administrative and development services, and employed most of the non-medical personnel in the Director Affiliated Practices in return for management service fees. Such fees were payable monthly and consisted of the following: (i) service fees based on a percentage ranging from 20% to 33% of the Adjusted Pre-Tax Income of the Director Affiliated Practices (defined generally as revenue of the Director Affiliated Practices related to professional services less amounts equal to certain clinic expenses of the Director Affiliated Practices, not including physician owner compensation or most benefits to physician owners ("Clinic Expenses," as defined more fully in the service agreements)) and (ii) amounts equal to Clinic Expenses. However, under the service agreements, for the first three years following affiliation with the Director Affiliated Practices, our service fees were to be equal to the greater of the amount payable as described under clauses (i) and (ii) above or a specified fixed dollar amount plus Clinic Expenses. In addition, with respect to our management of ancillary facilities and services for certain of the Director Affiliated Practices, we received fees based on net revenue related to such facilities and services.

         In December 1998, we entered into transactions (collectively, the "Modification Transactions") with four of our affiliated practices, including Greater Chesapeake Orthopaedic Associates, LLC ("GCOA"). Dr. Leslie S. Matthews, one of our directors, is a physician owner of GCOA. Under the terms of the Modification Transaction with GCOA, we sold to GCOA accounts receivable and other assets relating to the practice and revised the original service agreement through entry into a new management services agreement. Under the new management services agreement with GCOA, which, as described below, was terminated in September 1999, we provided substantially reduced services to the practice, and the practice paid significantly reduced service fees. In addition, the term of the new management services agreement was shortened to November 2001. We received $2,747,000 and 1,176,692 shares of our common stock in return for the repurchase by GCOA of its practice assets and for the execution of the new management services agreement. In addition, GCOA pre-paid its service fee obligation with a lump sum payment of $1,185,271.

         In September 1999, we agreed to terminate the management services agreement with GCOA. In connection with this termination, we retained the prepaid service fee. Additionally, we entered into agreements to lease certain fixed assets to GCOA, commencing on October 1, 1999 and terminating at various dates through August 31, 2003. Under the terms of the leases, GCOA will pay to us a fixed fee of approximately $5,849 per month and an additional fee equal to 7.5% of Ancillary Services Revenue, as defined more fully in the lease agreements. In December 1999, we terminated the lease agreements with GCOA and sold the fixed assets previously under lease to GCOA. We received $200,000 from GCOA as consideration for the fixed assets.

         Effective June 15, 1999, we restructured our relationship with ten affiliated practices, including Princeton Orthopaedic Associates, II, P.A. ("POA") (collectively, the "Restructuring Transaction"). Dr. Richard E. Fleming, Jr., one of our directors until November 18, 1999, is a physician owner of POA. The Restructuring Transaction provided for the repurchase by each of the participating affiliated practices of accounts receivable and other assets relating to the practice and revision of the original service agreement with the practice through entry into a new management services agreement. In return, we received cash and, in most cases, our common stock. Under the new management services agreement, the management services provided by us to the practice and the term of the agreement were substantially reduced. In addition, service fees paid to us by the practices were also reduced significantly. Under the new management services agreement with POA, which terminates in June 2000, we provide substantially reduced services to the practice, and the practice pays significantly reduced service fees. We received $3,126,000 and 533,131 shares of our common stock from POA in return for the repurchase by POA of its practice assets and for the entry into the new management services agreement. In addition, POA pre-paid its service fee obligation with a lump sum payment of $972,155.

In 1998, we funded, through a wholly-owned subsidiary, Ambulatory Services, Inc. ("ASI"), the purchase of a lease for, and improvements to, a surgery center in Lutherville, Maryland. The surgery center was the only asset of a limited liability company (the "LLC") which was owned by us through ASI. We also entered into a service agreement with GCOA and its physician owners with respect to our management of the surgery center. In March 1999, a promissory note in the amount of $2,120,619 was issued to ASI by the LLC with respect to advances made by ASI to cover development of the surgery center. This promissory note bore interest at 8% and was payable in sixty monthly installments beginning July 1, 1999. GCOA acquired a 68% interest in the LLC from us in March 1999 for $360,505. In September 1999, we sold our remaining interest in the LLC to GCOA for $169,650. In addition, we received $2,212,445, in full payment of the obligation of the LLC to us and $502,633 in full payment of working capital advances made by ASI to the LLC.

         In 1998, we acquired Provider Partnerships, Inc. ("PPI") in exchange for 420,000 shares of our common stock. PPI was a recently formed company that provided consulting services to hospitals. In addition, PPI had begun development of an Internet web site designed to rate hospitals on quality of care indicators. Kevin J. Hicks, brother of Kerry Hicks, our Chief Executive Officer, and David Hicks, our Executive Vice President - Information Technology, was one of the principals of PPI and was elected to serve as our Executive Vice President-Provider Businesses, following that transaction. Mr. Kevin Hicks' employment with us terminated in 1999.

         During the latter part of 1998, the former stockholders of PPI raised certain issues relating to the transaction in which we acquired PPI. In June 1999, we entered into agreements with the former PPI stockholders and Venture5, LLC ("Venture5"), an entity formed by the former PPI stockholders, to resolve these matters. Under the agreements:

         o We formed a new company ("HG.com") that owned certain aspects of our Internet health care business. In substance, we owned 75% of HG.com, Venture5 owned 20 percent of the company and Peter A. Fatianow owned five percent of the company.

         o We entered into a stockholders agreement under which we agreed to place representatives of Venture5 on the HG.com Board of Directors, and provide to Venture5 certain preemptive rights, voting rights, registration rights and rights to participate in some sales with respect to HG.com stock.

         o We agreed, under the stockholders agreement, to facilitate financing to fund the operations of HG.com. Under the agreements, if we were unable to facilitate financing of at least $4 million by December 31, 1999, we would be required to transfer sufficient shares of HG.com stock that we owned so that the former PPI stockholders would become the majority stockholders of HG.com.

         o We sold most of the assets of PPI to the former PPI stockholders for notes receivable totaling approximately $172,000 (the "PPI Notes"). The PPI Notes bore interest at the greater of 4.8% per annum or the "Applicable Federal Rate," as defined in Section 1274(d) of the Internal Revenue Code of 1986. We also funded approximately $500,000 in expenses of PPI from July 1, 1999 through December 31, 1999.

         o The former PPI stockholders waived their options to purchase 760,000 shares of our common stock that they previously held.

         o We and the former PPI stockholders mutually released each other from claims relating to our acquisition of PPI.

         In December 1999, in exchange for $4,000,000 and our cancellation of the PPI Notes, we purchased from Venture5 a number of shares of HG.com that increased our ownership interest in HG.com to 90%. Sarah Loughran, a member of Venture5, did not participate in the transaction and retained a five percent interest in HG.com.

         In December 1999, Kerry Hicks, our Chief Executive Officer, Patrick Jaeckle, our President, Paul Davis, our Executive Vice President - Finance and Chief Financial Officer and David Hicks, our Executive Vice President - Information Technology, made loans to HealthGrades.com in the principal amounts of $2 million, $1 million, $100,000 and $100,000, respectively. Mr. Kerry Hicks and Mr. Jaeckle also jointly loaned an additional $350,000 to HealthGrades.com. We used the proceeds of those loans to purchase the HG.com shares held by the members of Venture5 other than Ms. Loughran. We issued notes (the "Officer Notes") to those officers in connection with those loans. The notes bore interest at 10.5% per annum and were payable on December 31, 2000.

         On March 17, 2000, we closed a private placement of our securities. In connection with the offering, we sold 4,215,000 shares of our common stock and warrants to purchase 1,475,250 shares of our common stock to Chancellor V, L.P. for $8,430,000. Parag Saxena, one of our directors, is an affiliate of Chancellor V, L.P. We also sold 3,000,000 shares of our common stock and warrants to purchase 1,050,000 shares to Essex Woodlands Health Ventures Fund IV, L.P. for $1,500,000. Marc Sandroff, one of our directors, is an affiliate of Essex Woodlands Health Ventures Fund IV, L.P. In addition, the holders of $3,200,000 principal amount of Officer Notes surrendered their notes in exchange for our common stock and warrants as follows:

                                                                                                         Number of Shares
                                                Principal Amount of Note   Number of Shares Issued     Underlying Warrants
                          Name                         Surrendered                                            Issued
        --------------------------------------- -------------------------- ------------------------- -------------------------
        Kerry R. Hicks                                 $ 2,000,000                 1,000,000                  350,000
        --------------------------------------- -------------------------- ------------------------- -------------------------
        Patrick M. Jaeckle                               1,000,000                   500,000                  175,000
        --------------------------------------- -------------------------- ------------------------- -------------------------
        D. Paul Davis                                      100,000                    50,000                   17,500
        --------------------------------------- -------------------------- ------------------------- -------------------------
        David G. Hicks                                     100,000                    50,000                   17,500
        --------------------------------------- -------------------------- ------------------------- -------------------------

The warrants issued in the transaction each have an exercise price of $4.00 per share and have a term of five years.

         In February 2000, through a series of transactions, we acquired the remaining minority interests in HG.com from Peter A. Fatianow and Sarah Loughran, each of whom owned five percent of the outstanding stock of HG.com. We issued 400,000 shares of our common stock to each of Mr. Fatianow and Ms. Loughran in exchange for their minority interests. In March 2000, Mr. Fatianow became our Senior Vice President - Business Development and Ms. Loughran became our Senior Vice President - Content.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPECIALTY CARE NETWORK, INC.

Date: May 1, 2000                      By  /s/ Kerry R. Hicks
                                           -------------------------------------
                                           Kerry R. Hicks
                                           Chief Executive Officer