Form 10-Q
period 2000-03-31
HEALTHGRADES COM INC
filed 2000-05-15
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               MARCH 31, 2000
                                ------------------------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _________________

                 Commission file number           0-22019
                                                ----------

                             HEALTHGRADES.COM, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                    62-1623449
             --------                                    ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO                80228
-------------------------------------------------                -----
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code          (303) 716-0041
                                                   -----------------------------


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On April 30, 2000, 21,516,468 shares of the Registrant's common stock, $.001 par value, were outstanding.

                     HealthGrades.com, Inc. and Subsidiaries

                                      INDEX

      PART I.  FINANCIAL INFORMATION:

      Item 1.             Consolidated Balance Sheets
                          March 31, 2000 and December 31, 1999..............   3

                          Consolidated Statements of Operations -
                          Three Months Ended March 31, 2000 and 1999........   4

                          Consolidated Statements of Cash Flows -
                          Three Months Ended March 31, 2000 and 1999........   5

                          Notes to Consolidated Financial
                          Statements........................................   6

      Item 2.             Management's  Discussion  and  Analysis of
                          Financial Condition and Results of
                          Operations........................................   9

      Item 3.             Quantitative and Qualitative Disclosure
                          About Market Risk.................................  11

      PART II.  OTHER INFORMATION:

      Item 1.             Legal Proceedings.................................  11

      Item 2.             Changes in Securities.............................  12

      Item 6.             Exhibits and Reports on Form 8-K..................  12

                          PART I. FINANCIAL INFORMATION
                     HealthGrades.com, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                  MARCH 31        DECEMBER 31
                                                                    2000              1999
                                                                ------------      ------------
                                                                 (UNAUDITED)
ASSETS
Cash and cash equivalents                                       $ 12,759,950      $    316,767
Restricted cash                                                           --         1,178,848
Accounts receivable, net                                             806,133         2,744,912
Due from affiliated practices in litigation, net                   2,745,413         2,745,413
Prepaid expenses, inventories and other                              258,797           205,665
Current portion notes receivable                                     551,922         3,531,099
Prepaid and recoverable income taxes                               1,715,918         1,838,589
                                                                ------------      ------------
Total current assets                                              18,838,133        12,561,293

Property and equipment, net                                        1,148,920         1,656,613
Goodwill, net of accumulated amortization of
  $187,435 and $--  in 2000 and 1999, respectively                 5,662,565         4,000,000
Notes receivable, less current portion                             1,416,880         1,512,242
Other assets                                                         663,554           662,720
                                                                ------------      ------------
Total assets                                                    $ 27,730,052      $ 20,392,868

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                $    638,877      $    520,767
Accrued payroll, incentive compensation and related
  expenses                                                           288,066           278,474
Accrued expenses                                                   1,273,877         1,531,550
Notes payable                                                      6,463,149         7,352,005
Notes payable to officers                                            350,000           350,000
Deferred income                                                      938,728         1,144,552
                                                                ------------      ------------
Total current liabilities                                          9,952,697        11,177,348

Note payable, less current portion                                 1,811,065         5,603,283
Notes payable to officers, less current portion                           --         3,200,000
Deferred income                                                      548,807           646,847
                                                                ------------      ------------
Total liabilities                                                 12,312,569        20,627,478

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, $0.001 par value, 2,000,000
   Shares authorized, no shares issued or outstanding                     --                --

 Common stock, $0.001 par value, 50,000,000
   shares authorized, and 28,786,664 and 18,738,686
   issued and outstanding in 2000 and 1999, respectively              28,787            18,739
 Additional paid-in capital                                       87,310,488        67,509,276
 Accumulated deficit                                             (58,862,558)      (56,722,141)
 Treasury stock                                                  (13,059,234)      (11,040,484)
                                                                ------------      ------------
 Total stockholders' equity (deficit)                             15,417,483          (234,610)
                                                                ------------      ------------
 Total liabilities and stockholders' equity                     $ 27,730,052      $ 20,392,868
                                                                ============      ============

           See accompanying notes to consolidated financial statements

                     HealthGrades.com, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31
                                                        ------------------------------
                                                             2000              1999
                                                        ------------      ------------
REVENUE:
  Physician practice management revenue                 $  1,579,430      $ 14,398,838
  Internet revenue                                           433,283            74,040
  Other                                                        2,719                --
                                                        ------------      ------------
                                                           2,015,432        14,472,878
                                                        ------------      ------------
COSTS AND EXPENSES:
  Physician practice management costs and expenses:
    Clinic expenses                                               --         9,575,632
    Litigation and other costs                               369,223         1,107,700
  Internet costs and expenses:
    Production content and product development               618,827            62,280
    Sales and marketing                                      392,059                --
  General and administrative                               2,174,166         3,491,697
                                                        ------------      ------------
                                                           3,554,275        14,237,309
                                                        ------------      ------------
(Loss) income from operations                             (1,538,843)          235,569
Other:
  Loss on sale of assets and other                          (336,653)               --
  Gain on sale of subsidiary                                      --           221,258
  Interest income                                             51,154            63,338
  Interest expense                                          (316,075)       (1,007,243)
                                                        ------------      ------------
 Loss before income taxes                                 (2,140,417)         (487,078)
 Income tax benefit                                               --           194,254
                                                        ------------      ------------
 Net loss                                               $ (2,140,417)     $   (292,824)
                                                        ============      ============

Net loss per share (basic)                              $      (0.16)     $      (0.02)
                                                        ============      ============
Weighted average shares outstanding (basic)               13,504,008        16,494,704
                                                        ============      ============
Net loss per share (diluted)                            $      (0.16)     $      (0.02)
                                                        ============      ============
Weighted average shares outstanding (diluted)             13,504,008        16,494,704
                                                        ============      ============


          See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31
                                                                              2000               1999
                                                                           ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                   $ (2,140,417)     $   (292,824)
Adjustments  to  reconcile  net loss to net cash (used in)
provided by operating activities:
     Depreciation                                                               241,486           721,205
     Amortization                                                               187,435           892,543
     Bad debt expense                                                            99,015                --
     Gain on sale of subsidiary                                                      --          (221,258)
     Equity in earnings of investee                                                  --           (14,884)
     Officer notes financing fee                                                347,200                --
     Loss on disposal of assets                                                 336,653            29,604
     Deferred income taxes                                                           --          (334,119)
     Non-cash compensation expense-stock options                                  9,644                --
     Changes in operating assets and liabilities,  net of
       the non-cash effects of the acquisitions of the
       net assets of physician groups:
         Accounts receivable, net                                              (178,986)         (360,191)
         Due from affiliated practices in litigation                                 --            (1,722)
         Prepaid expenses and other assets                                      (68,399)          (34,366)
         Accounts payable and accrued expenses                                   49,883           518,480
         Accrued payroll, incentive compensation and
         related expenses                                                         9,592        (1,085,319)
         Income taxes payable and prepaid and
         recoverable income taxes, net                                          122,671         2,826,518
         Due to physicians groups                                                    --          (582,438)
         Deferred income                                                       (303,864)        1,550,457
                                                                           ------------      ------------
Net cash (used in)  provided by operating activities                         (1,288,087)        3,611,686

INVESTING ACTIVITIES
Purchases of property and equipment                                            (133,351)         (701,625)
Proceeds from sales of majority interest in a subsidiary
  and equity investments, net of cash                                                --           322,812
Proceeds from sale of medical equipment                                         125,000                --
Increase in other assets                                                           (834)          (15,847)
Repayments from affiliates                                                           --            77,511
Advances to investee                                                                 --          (252,434)
                                                                           ------------      ------------
Net cash used in investing activities                                            (9,185)         (569,583)

FINANCING ACTIVITIES
Proceeds from sales of affiliated practices
   assets and execution of new service agreements                                    --         7,953,068
Principal repayments on notes payable                                        (3,691,672)       (8,547,623)
Net proceeds from equity financing                                           14,358,592                --
Repayments from notes receivable                                              3,027,711                --
Principal repayments on capital lease obligations                                    --           (46,289)
Loans to physician stockholders                                                      --           (48,178)
Exercise of common stock options                                                 45,824                --
                                                                           ------------      ------------
Net cash provided by (used in) financing activities                          13,740,455          (689,022)

Net increase in cash and cash equivalents                                    12,443,183         2,353,081
Cash and cash equivalents at beginning of period                                316,767         1,418,201
                                                                           ------------      ------------
Cash and cash equivalents at end of period                                 $ 12,759,950      $  3,771,282
                                                                           ============      ============


          See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of HealthGrades.com, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

DESCRIPTION OF BUSINESS

The Company operates two healthcare Internet sites and provides practice management services to physicians. Through its wholly-owned subsidiary, HealthcareRatings, Inc., the Company operates its HealthGrades.com website, which provides ratings or "report cards" on hospitals, health plans and nursing homes, provides listings of "leading physicians" that must meet certain criteria and offers profiles of specialty healthcare providers across the country. Through its wholly-owned subsidiary, ProviderWeb.net, Inc., the Company operates its ProviderWeb.net website, which offers a subscription service for physician practice administrators and managers that provides online tools and information. All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the Consolidated Balance Sheet as of December 31, 1999 and certain amounts in the Statement of Operations and the Consolidated Statement of Cash Flows for the three months ended March 31, 1999 have been reclassified in order to conform to the current presentation.

EARNINGS PER SHARE

The calculation of weighted average shares outstanding (diluted) for the three months ended March 31, 2000, does not included the impact of certain stock options whose exercise price was less than the average market price of the common shares because the effect on loss per share would have be antidilutive. If such options were included in the calculation, weighted average shares outstanding (diluted) would have increased by approximately 1.5 million shares.

NOTE 2 - EQUITY FINANCING

On March 17, 2000, the Company closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors paid $14.8 million to the Company in return for 7,400,000 shares of Company common stock. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, was approximately $14.4 million. In connection with the Equity Financing, the Company also issued an aggregate of 165,000 shares to its bank syndicate as a financing fee. Additionally, the Company issued warrants to the investors to purchase 2,590,000 shares of Company common stock at an exercise price of $4.00 per share. The warrants have a five-year term. The Company also issued a warrant to purchase 150,000 shares of Company common stock to a company that served as a financial advisor to the Company in connection with the Equity Financing, at an exercise price of $4.00 per share. In connection with the Equity Financing, certain officers of the Company exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of Company common stock and five-year warrants to purchase 560,000 shares of Company common stock at $4.00 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, the Company recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in the Company's Consolidated Statement of Operations for the three months ended March 31, 2000.

NOTE 3 - SEGMENT DISCLOSURES

Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Physician Practice Management ("PPM") and Internet Services. PPM derives its revenue primarily from management services provided to physician practices. Internet Service's revenue is derived primarily from marketing arrangements with hospitals, fees related to the licensing of its content (including set-up fees) and advertising. The Company's other segment for the three months ended March 31, 1999, represents ambulatory surgery center services and health care consulting. Both of the Company subsidiaries, which generated revenue for the "other" segment, were liquidated during 1999.

    The Company uses net loss before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

    Summary information by segment is as follows:

                                                    AS OF AND FOR THE THREE MONTHS ENDED
                                                                 MARCH 31
                                                         2000              1999
                                                     ------------      ------------
PPM
Revenue from external customers                      $  1,579,430      $ 14,415,325
Interest income                                            51,154            63,338
Interest expense                                         (316,075)        1,007,243
Segment net loss before income taxes                   (1,043,518)         (291,095)
Segment assets                                         35,706,643        62,173,448
Segment asset expenditures                                  7,812           678,075

INTERNET SERVICES
Revenue from external customers                      $    433,283      $     74,040
Segment net loss before income taxes                   (1,096,899)         (135,814)
Segment assets                                          6,668,203           140,919
Segment asset expenditures                                125,539            21,137

OTHER
Revenue from external customers                      $         --      $    132,831
Equity in net income of unconsolidated affiliate               --            14,884
Segment net loss before income taxes                           --           (58,317)
Segment assets                                                 --           111,138
Segment asset expenditures                                     --             2,413

    A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                            AS OF AND FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                   2000              1999
                                              ------------      ------------
REVENUE
Total for reportable segments                 $  2,012,713      $ 14,472,878
Other revenue                                        2,719                --
                                              ------------      ------------
Total consolidated revenue                    $  2,015,432      $ 14,472,878
                                              ============      ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                         $ (2,140,417)     $   (426,909)
Other net loss                                          --           (58,317)
Adjustment                                              --            (1,852)
                                                                ------------
Loss before income taxes                      $ (2,140,417)     $   (487,078)
                                              ============      ============

ASSETS
Total assets for reportable segments          $ 42,374,846      $ 62,995,523)
Other assets                                            --           111,138
Elimination of advance to subsidiaries          (6,849,774)         (575,007)
Elimination of investment in subsidiaries       (7,795,020)       (1,210,436)
                                              ------------      ------------
Consolidated total assets                     $ 27,730,052      $ 61,215,069
                                              ============      ============

    For each of the periods presented, the Company's primary operations and assets were within the United States.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $259,000 and $825,000 for the three months ended March 31, 2000 and 1999, respectively. Refunds received from income taxes amounted to approximately $123,000 and $2,700,000, for the three months ended March 31, 2000 and 1999, respectively.

Supplemental schedule of noncash investing and financing activities are as follows:

During the three months ended March 31, 2000, approximately $1.2 million in restricted cash was used to pay down the Company's term loan.

In January 2000, the Company received 850,000 shares of its common stock under the terms of a settlement agreement with one of its former affiliated practices.

In February 2000, the Company merged its majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthCare Ratings, Inc. (hereafter, the "Merger Transaction"). In connection with the Merger Transaction, the minority shareholders of HG.com were given 800,000 shares of Company common stock.


NOTE 5 - SUBSEQUENT EVENTS

In April 2000, we terminated our revised management services arrangement with one of our former affiliated practices. Pursuant to the termination, we received approximately $1.7 million and will no longer be required to provide management services to the practice.

On April 21, 2000, pursuant to the terms of a settlement agreement with one of our former affiliated practices, we received a payment of $1,500,000.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, the anticipated pay down of principal amounts due under our term loan, our anticipated federal income tax refund, anticipated costs to further develop and market our Internet sites and litigation costs are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including unanticipated expenditures, delays in payment or reduction of our anticipated federal income tax refund, adverse litigation developments and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, particularly under "Risk Factors" in Item 1.

GENERAL

We operate two healthcare Internet sites and provide practice management services to physicians. Through our wholly-owned subsidiary, HealthcareRatings, Inc., we operate our HealthGrades.com website, which provides ratings or "report cards" on hospitals, health plans and nursing homes, designates "leading physicians" that satisfy specified criteria and offers profiles of specialty healthcare providers in the United States. Through our wholly-owned subsidiary, ProviderWeb.net, Inc., we operate our ProviderWeb.net website, which offers a subscription service for physician practice administrators and managers that provides online tools and information.

As a result of transactions with 13 practices that restructured our management service arrangements (six of which were later terminated) and other agreements, including litigation settlements terminating our management services arrangements with four other practices, our physician practice management services have been substantially reduced. Therefore, our results of operations for the three months ended March 31, 2000 are not comparable to our results of operations for the three months ended March 31, 1999. In an effort to enhance the presentation of our financial statements, we have identified those revenues and costs and expenses that relate directly to our Internet and physician practice management operations, respectively, and segregated them in the Statements of Operations. As a result, we have made certain reclassifications to the Statement of Operations for the three months ended March 31, 1999 in order to conform to the current period presentation.

ACQUISITION OF MINORITY INTEREST

Effective February 3, 2000, we merged our majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthCare Ratings, Inc. (hereafter, the "Merger Transaction"). In order to effectuate the Merger Transaction, the minority shareholders of HG.com were given 800,000 shares of our common stock. In connection with the Merger Transaction, we recorded goodwill in the amount of $1,850,000 based on the fair value of our common stock issued as of the transaction date. The goodwill is being amortized over an estimated useful life of seven years.

RESULTS OF OPERATIONS

Physician practice management revenue. Physician practice management revenue includes service fees and other revenue derived from our physician practice management business. For the three months ended March 31, 2000, physician practice management revenue includes a non-recurring payment of approximately $810,000 related to the termination of a management services agreement with one of our affiliated practices. Physician practice management revenue for the three months ended March 31, 1999 was approximately $14.5 million, reflecting the much larger scope of our physician practice management operations during that period.

Internet revenue. Internet revenue includes all revenues derived from our Internet healthcare business. We derive these revenues primarily from marketing arrangements with providers, fees related to the licensing of access to our content (including set-up fees) and advertising. Marketing revenues are derived from annual fees from hospitals, nursing homes and health plans in return for our serving banner advertisements and providing other marketing services to the hospitals. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement. Revenue related to the licensing of content and initial set-up fees are recognized on a straight-line basis over the term of the agreement. In conjunction with certain of our licensing agreements, we have entered into promotional agreements under which the licensees may offset their cash obligation to us by providing significant HealthGrades.com branding on their web sites, or by providing certain other services to us. For these arrangements, we record the value of the content licensing as revenue in our Statement of Operations, and a corresponding expense for the value of the branding or other services we receive. For the three months ended March 31, 2000, we recorded approximately $123,000 in revenue and corresponding expense related to these type of arrangements. Advertising revenue relates to advertisements served on both our sites and our share of advertising revenue derived from advertisements delivered on sites of other online healthcare companies that provide access to our content. Revenues derived from advertising arrangements where we contract directly with the advertiser are recorded at the gross contract amount and commissions and other revenue sharing splits with other online healthcare companies under those contracts are recorded as general and administrative expenses. Advertising revenues earned under revenue sharing arrangements from other web sites are recorded net of commissions because the commissions are not contractual obligations of ours.

Clinic expenses. Previously, under our long-term service agreements with physician practices, provided, among other things, facilities and management, administrative and development services to the affiliated practices, and employed most non-physician personnel of the affiliated practices, in return for specified service fees. The operating expenses incurred by us included the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical aspects of the affiliated practices and depreciation and amortization of assets. We did not incur any clinic expenses for the three months ended March 31, 2000 as we are no longer obligated to pay clinic expenses under our management services arrangements with physician practices.

Litigation and other costs. We continue to be involved in litigation with certain of our former affiliated practices. For the three months ended March 31, 2000, we incurred approximately $290,000 in legal fees directly related to these disputes. Litigation and other costs decreased approximately $738,000 from the same period in 1999. This decrease is due to the fact that near the end of 1999, we reached settlements with several of the practices with which we were previously involved in litigation.

Production, content and product development costs. Beginning in 1999, we began incurring production, content and product development costs related to the development and support of our HealthGrades.com and ProviderWeb.net web sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred. Compared with the three months ended March 31, 1999, these costs increased by approximately $560,000 during the three months ended March 31, 2000. This increase is primarily due to the launch and expansion of both the HealthGrades.com and ProviderWeb.net web sites.

Sales and marketing expenses. Sales and marketing expenses are costs incurred to sell, market and advertise for our two Internet web sites. We incurred approximately $270,000 in sales and marketing costs for the three months ended March 31, 2000. Of this amount, approximately $123,000 related to expenses incurred in connection with a content licensing arrangement whereby we received advertising services in return for access to our content. There were no corresponding costs for the three months ended March 31, 1999.

Loss on sale of assets and other. For the three months ended March 31, 2000, the loss consists primarily of a loss of approximately $275,000 on the sale of two MRI units.

Interest expense. During the three months ended March 31, 2000, we incurred interest expense of approximately $316,000 compared to interest expense of approximately $1.0 million for the same period of 1999. This decrease reflects the reduction of our indebtedness with our bank syndicate from a balance of approximately $44.4 million as of March 31, 1999 to a balance of approximately $8.1 million as of March 31, 2000. Subsequent to March 31, 2000, we have further reduced our indebtedness to our bank syndicate to approximately $4.4 million, as discussed below under "Liquidity and Capital Resources".

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, we had working capital of approximately $8.9 million, an increase of $7.5 million from approximately $1.4 million as of December 31, 1999. For the first three months of 2000, cash flow used in operations was approximately $1.3 million compared to cash flow provided by operations of $3.6 million for the same period of 1999.

On March 17, 2000, we closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors funded $14.8 million to us in return for 7,400,000 shares of our common stock. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, was approximately $14.4 million. Additionally, we issued warrants to the investors to purchase 2,590,000 shares of our common stock at an exercise price of $4.00 per share. The warrants have a five-year term. We also issued a warrant to purchase 150,000 shares of our common stock to a company that served as a financial advisor to us in connection with the Equity Financing, at an exercise price of $4.00 per share. In connection with the Equity Financing, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of our common stock and five-year warrants to purchase 560,000 shares of our common stock at $4.00 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, we recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in our Consolidated Statement of Operations for the three months ended March 31, 2000.

Effective March 2000, we entered into an amendment to our term loan with our bank syndicate. The amendment extends the final payment on the loan from November 2000 to November 2001. The revised term loan provides for monthly principal and interest payments through November 2001, with interest payable at a floating rate based on the lead bank's prime lending rate plus .75%. The monthly principal payments under the term loan are $50,000 per month beginning April 2000, with the final payment for any remaining balance on the loan due November 2001. The amounts of the required principal payments are subject to increase if we have not paid down the loan to certain levels throughout the term of the loan. Currently, management does not expect the principal payments to be increased at any point during the term of the loan. Our federal tax refund for the year ended December 31, 1999, which is currently anticipated to be approximately $2.3 million, is pledged for application to the balance of the term loan. Our two wholly-owned subsidiaries, HealthcareRatings, Inc. and ProviderWeb.net, Inc. are guarantors of the loan. We issued 165,000 shares of our common stock to the bank syndicate in connection with the amendment as a financing fee. As of March 31, 2000, the balance on our term loan was approximately $8.1 million. Subsequent to March 31, 2000, we paid approximately $3.7 million to further reduce the balance on the term loan.

We anticipate incurring costs in excess of revenues in 2000 to further develop and market our Internet sites HealthGrades.com and ProviderWeb.net. Additionally, although we have settled much of the litigation between our former affiliated practices and us, we continue to incur legal fees and other costs related to the remaining litigation with some former affiliated practices. As a result of the cash raised under the Equity Financing transaction, we anticipate that we have sufficient funds available to support ongoing operations and future development and marketing efforts for at least the next twelve months.

YEAR 2000

To date, we have not experienced any significant Year 2000 issues with regard to our internal systems or any third-party systems. Our expenditures related to Year 2000 compliance have not been material. Despite the fact that the Year 2000 has commenced and we have experienced no problems to date, we cannot assure that the risks posed by Year 2000 issues will not adversely affect our business in the future, either as a result of unanticipated difficulties related to our own systems or to third parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Amounts outstanding under our credit facility bear interest at the prime lending rate of our bank syndicates' leading bank plus .75%. As a result, this debt is subject to fluctuations in the market which affect the prime rate.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On January 22, 1999, 3B Orthopaedics, P.C., one of our former affiliated practices, Robert E. Booth, Jr., M.D., Arthur Bartolozzi, M.D., and Richard A. Balderston, M.D., (collectively, the "Plaintiffs") filed a complaint against us in the United States District Court for the Eastern District of Pennsylvania. The complaint asserted causes of action under Pennsylvania law for breach of contract and sought unspecified compensatory damages and a declaratory judgment terminating any and all applicable agreements between the parties. We filed an answer on March 24, 1999, denying all of the material allegations of the plaintiffs' complaint and asserting affirmative defenses and various counterclaims, including breach of contract, unjust enrichment, conversion and breach of implied duty of good faith and fair dealing. On January 3, 2000, we entered into a settlement agreement and mutual release with the plaintiff, whereby the parties agreed to dismiss the litigation with prejudice. In connection with the settlement, the Plaintiff submitted 850,000 shares of our common stock to us.

On March 7, 2000, we entered into an agreement with Mid-Atlantic Orthopaedic Specialists, P.C. ("MAOS") that resolved all legal disputes and litigation between MAOS and us. Under the terms of the agreement, we received a payment of $1,500,000 on April 21, 2000 in consideration for the tangible book value of the MAOS assets and the termination of the MAOS service agreement. (See our Annual Report on Form 10-K for the year ended December 31, 1999 for further discussion of the history of this litigation.)

ITEM 2: CHANGES IN SECURITIES

On March 17, 2000, we closed a private placement of our securities. In connection with the offering, we sold 4,215,000 shares of our common stock and warrants to purchase 1,475,250 shares of our common stock to Chancellor V, L.P. for $8,430,000. We also sold 3,000,000 shares of our common stock and warrants to purchase 1,050,000 shares to Essex Woodlands Health Ventures Fund IV, L.P. for $6,000,000. Additionally, we paid cash of $300,000 and issued a warrant to purchase 150,000 shares of Company common stock to Triton Capital, a company that served as a financial advisor to us in connection with the Equity Financing. In addition, the holders of $3,200,000 principal amount of our notes surrendered the notes in exchange for our common stock and warrants as follows:
Kerry R. Hicks surrendered a note in the principal amount of $2,000,000 in exchange for 1,000,000 shares of our common stock and warrants to purchase 350,000 shares of our common stock; Patrick M. Jaeckle surrendered a note in the principal amount of $1,000,000 in exchange for 500,000 shares of our common stock and warrants to purchase 175,000 shares of our common stock; D. Paul Davis surrendered a note in the principal amount of $100,000 in exchange for 50,000 shares of our common stock and warrants to purchase 17,500 shares of our common stock; and David G. Hicks surrendered a note in the principal amount of $100,000 in exchange for 50,000 shares of our common stock and warrants to purchase 17,500 shares of our common stock.

The warrants issued in the transaction each have an exercise price of $4.00 per share and have a term of five years.

In March 2000, we issued an aggregate of 165,000 shares of our common stock to our bank syndicate as a financing fee in connection with an amendment to our term loan.

In February 2000, through a series of transactions, we acquired the remaining minority interests in HG.com from Peter A. Fatianow and Sarah Loughran, each of whom owned five percent of the outstanding stock of HG.com. We issued 400,000 shares to each of Mr. Fatianow and Ms. Loughran in exchange for their minority interests.

The Company effected the foregoing transactions in reliance on the exemption from registration provided under Section 4(2) of the Act. In this regard, we believe the transactions complied with the requirements under Rule 506.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

                   EXHIBIT
                   NUMBER        DESCRIPTION

                    10.1         1996 Equity Compensation Plan, as amended.
                    10.2         Amended and restated stock purchase agreement
                                 dated as of March 3, 2000 among
                                 HealthGrades.com, Inc. and Essex Woodlands
                                 Health Ventures Fund IV, L.P., Chancellor V,
                                 L.P., Paine Webber, as custodian for William J.
                                 Punk, I.R.A. and Punk, Ziegal & Company
                                 Investors, L.L.C.
                    11           Statement re: computation of per share earnings
                    27           Summary financial data schedule

(b) Reports on Form 8-K. During the period covered by this report, the Company filed the following reports on Form 8-K with the Commission:

         o Report filed on January 18, 2000 reporting information under Items 2 and 7. This report, dated December 31, 1999, included unaudited pro forma consolidated financial statements of HealthGrades.com, Inc. and subsidiaries for the year ended December 31, 1998 and for the nine months ended September 30, 1999.

         o        Report filed on February 8, 2000 reporting information under
                  Item 5. This report was dated February 4, 2000.

         o Report filed on February 18, 2000 reporting information under Items 2 and 7. This report, dated February 3, 2000, included unaudited pro forma consolidated financial statements of HealthGrades.com, Inc. and subsidiaries for the year ended December 31, 1998 and for the nine months ended September 30, 1999.

         o        Report filed on March 7, 2000 reporting information under Item
                  5. This report was dated March 6, 2000.

         o        Report filed on March 21, 2000 reporting information under
                  Item 5. This report was dated March 20, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HEALTHGRADES.COM, INC.



Date:   May 15, 2000                     By:    /s/ D. Paul Davis
                                                --------------------------------
                                                D. Paul Davis
                                                Senior Vice President, Finance
                                                (Chief Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
10.1     -   1996 Equity Compensation Plan, as amended.

10.2 Amended and restated stock purchase agreement dated as of March 3, 2000 among HealthGrades.com, Inc. and Essex Woodlands Health
             Ventures Fund IV, L.P., Chancellor V, L.P., Paine Webber, as custodian for William J. Punk, I.R.A. and Punk, Ziegal & Company
             Investors, L.L.C.

11       -   Statement re: computation of per share earnings

27       -   Summary financial data schedule