Form 10-Q
period 2000-06-30
HEALTHGRADES COM INC
filed 2000-08-14
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                  JUNE 30, 2000
                                ----------------------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               -------------    --------------

                         Commission file number 0-22019
                                                -------

                             HEALTHGRADES.COM, INC.
------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                       62-1623449
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                     Identification No.)

             44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO 80228
------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code       (303) 716-0041
                                                   ---------------------------


    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                      -----   -----

    On July 31, 2000, 21,530,716 shares of the Registrant's common stock, $.001 par value, were outstanding.

                     HealthGrades.com, Inc. and Subsidiaries

                                      INDEX

PART I.  FINANCIAL INFORMATION:
     Item 1.             Consolidated Balance Sheets
                         June 30, 2000 and December 31, 1999........   3

                         Consolidated Statements of Operations -
                         Three Months Ended June 30, 2000 and 1999
                         Six Months Ended June 30, 2000 and 1999 ...   4

                         Consolidated Statements of Cash Flows -
                         Six Months Ended June 30, 2000 and 1999....   5

                         Notes to Consolidated Financial
                         Statements.................................   6

     Item 2.             Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations.................................   9

     Item 3.             Quantitative and Qualitative Disclosure
                         About Market Risk..........................  11

PART II.  OTHER INFORMATION:

     Item 1.             Legal Proceedings..........................  11

     Item 4.             Submission of Matters to a Vote of
                         Security Holders...........................  12

     Item 6.             Exhibits and Reports on Form 8-K...........  13

                          PART I. FINANCIAL INFORMATION
                     HealthGrades.com, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                           JUNE 30        DECEMBER 31
                                                            2000             1999
                                                         ------------    ------------
                                                          (UNAUDITED)
ASSETS
Cash and cash equivalents                                $  9,436,600    $    316,767
Restricted cash                                                    --       1,178,848
Accounts receivable, net                                      561,918       2,744,912
Due from affiliated practices in litigation, net            1,235,411       2,745,413
Prepaid expenses, inventories and other                       384,477         205,665
Current portion notes receivable                              334,206       3,531,099
Prepaid and recoverable income taxes                               --       1,838,589
                                                         ------------    ------------
Total current assets                                       11,952,612      12,561,293

Property and equipment, net                                 1,173,587       1,656,613
Goodwill, net of accumulated amortization of
  $397,160 and $-- in 2000 and 1999, respectively           5,452,840       4,000,000
Notes receivable, less current portion                      1,468,390       1,661,485
Other assets                                                  507,246         513,477
                                                         ------------    ------------
Total assets                                             $ 20,554,675    $ 20,392,868

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                         $     58,078    $    520,767
Accrued payroll, incentive compensation and related
    expenses                                                  454,402         278,474
Accrued expenses                                            1,038,478       1,531,550
Income taxes payable                                          556,792              --
Notes payable                                                 663,149       7,352,005
Notes payable to officers                                          --         350,000
Deferred income                                             1,034,332       1,144,552
                                                         ------------    ------------
Total current liabilities                                   3,805,231      11,177,348

Note payable, less current portion                          1,316,065       5,603,283
Notes payable to officers, less current portion                    --       3,200,000
Deferred income                                               422,434         646,847
                                                         ------------    ------------
Total liabilities                                           5,543,730      20,627,478

Commitments and contingencies

 Stockholders' equity (deficit):
    Preferred stock, $0.001 par value, 2,000,000
      Shares authorized, no shares issued or
      outstanding                                                  --              --
    Common stock, $0.001 par value, 50,000,000
      shares authorized, and 28,800,912 and 18,738,686
      issued and outstanding in 2000 and 1999,
      respectively                                             28,801          18,739
 Additional paid-in capital                                87,328,131      67,509,276
 Accumulated deficit                                      (59,286,753)    (56,722,141)
 Treasury stock                                           (13,059,234)    (11,040,484)
                                                         ------------    ------------
 Total stockholders' equity (deficit)                      15,010,945        (234,610)
                                                         ------------    ------------
 Total liabilities and stockholders' equity (deficit)    $ 20,554,675    $ 20,392,868
                                                         ============    ============

           See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30                         JUNE 30
                                                           ----------------------------    ----------------------------
                                                               2000            1999            2000            1999
                                                           ------------    ------------    ------------    ------------
REVENUE:
  Physician practice management revenue                    $  1,988,381    $  7,810,232    $  3,567,811    $ 21,749,704
  Internet revenue                                              829,284          62,752       1,262,567         136,792
  Other                                                              --              --           2,719         459,366
                                                           ------------    ------------    ------------    ------------
                                                              2,817,665       7,872,984       4,833,097      22,345,862
                                                           ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Physician practice management costs and expenses:
    Clinic expenses                                                  --       4,866,822              --      14,442,454
    Litigation and other costs                                  202,612       2,255,560         571,835       3,363,260
  Internet costs and expenses:
    Production content and product development                  586,765         202,264       1,205,592         264,544
    Sales and marketing                                         854,594         119,244       1,246,653         119,244
  General and administrative                                  1,888,247       2,511,287       4,062,413       6,002,984
                                                           ------------    ------------    ------------    ------------
                                                              3,532,218       9,955,177       7,086,493      24,192,486
                                                           ------------    ------------    ------------    ------------
Loss from operations                                           (714,553)     (2,082,193)     (2,253,396)     (1,846,624)
Other:
  Gain (loss) on sale of assets and other                       141,874       3,531,758        (194,779)      3,531,758
  Gain on sale of subsidiary                                         --              --              --         221,258
  Interest income                                               208,202          97,158         259,356         160,496
  Interest expense                                              (59,718)       (879,743)       (375,793)     (1,886,986)
                                                           ------------    ------------    ------------    ------------
 (Loss) income before income taxes                             (424,195)        666,980      (2,564,612)        179,902
 Income tax benefit                                                  --       1,502,093              --       1,696,347
                                                           ------------    ------------    ------------    ------------
 Net (loss) income                                         $   (424,195)   $  2,169,073    $ (2,564,612)   $  1,876,249
                                                           ============    ============    ============    ============
Net (loss) income per share (basic)                        $      (0.02)   $       0.14    $      (0.15)   $       0.12
                                                           ============    ============    ============    ============
Weighted average shares outstanding (diluted)                21,522,105      15,686,434      17,512,743      16,031,953
                                                           ============    ============    ============    ============

Net (loss) income per share (diluted)                      $      (0.02)   $       0.13    $      (0.15)   $       0.11
                                                           ============    ============    ============    ============
Weighted average shares outstanding (diluted)                21,522,105      16,388,548      17,512,743      16,383,102
                                                           ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  SIX MONTHS ENDED JUNE 30
                                                                   2000             1999
                                                               ------------    ------------
OPERATING ACTIVITIES
Net (loss) income                                              $ (2,564,612)   $  1,876,249
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
      Depreciation                                                  389,782       1,230,566
      Amortization                                                  397,160       1,279,418
      Bad debt expense                                              172,260              --
      Gain on sale of subsidiary                                         --        (221,258)
      Gain on sale of equity investment                                  --      (3,531,758)
      Equity in earnings of investee                                     --          18,978
      Officer notes financing fee                                   347,200              --
      Loss on disposal of assets                                    194,779          29,604
      Deferred income taxes                                              --      (1,083,178)
      Non-cash compensation expense-stock options                    19,287              --
      Changes in operating assets and liabilities,  net
         of the non-cash effects of the acquisitions of the
         net assets of physician groups:
            Accounts receivable, net                                 (8,016)      3,251,158
            Due from affiliated practices in litigation           1,651,876      (1,358,716)
            Prepaid expenses and other assets                      (194,079)         89,525
            Accounts payable and accrued expenses                  (766,315)     (1,351,934)
            Accrued payroll, incentive compensation and
               related expenses                                     175,928         113,204
            Income taxes payable and prepaid and
               recoverable income taxes, net                      2,395,381       2,065,700
            Due to affiliated physician practices                        --      (3,121,548)
            Deferred income                                        (334,633)      3,380,060
                                                               ------------    ------------
Net cash provided by operating activities                         1,875,998       2,666,070

INVESTING ACTIVITIES
Purchases of property and equipment                                (306,314)       (846,413)
Proceeds from sales of majority interest in a subsidiary
   and equity investments, net of cash                                   --         322,812
Proceeds from sale of medical equipment                             125,000         925,185
Increase in other assets                                             65,065         (38,708)
Increase in intangible assets                                            --              --
Repayments from affiliates                                               --          58,354
Advances to investee                                                     --        (757,467)
                                                               ------------    ------------
Net cash used in investing activities                              (116,249)       (336,237)

FINANCING ACTIVITIES
Proceeds from sales of affiliated practices
   assets and execution of new service agreements                        --      34,388,567
Cash restricted for repayment of line-of-credit                          --      (3,732,101)
Principal repayments on notes payable                            (9,986,672)    (33,172,808)
Net proceeds from equity financing                               14,358,592              --
Repayments from notes receivable                                  3,284,326              --
Principal repayments on capital lease obligations                        --         (47,686)
Loans to physician stockholders                                          --         (48,178)
Repayment of Officer notes                                         (350,000)
Repayment on loans to physician stockholders                             --         135,451
Exercise of common stock options                                     53,838              --
                                                               ------------    ------------
Net cash provided by (used in) financing activities               7,360,084      (2,476,755)

Net increase (decrease) in cash and cash equivalents              9,119,833        (146,922)
Cash and cash equivalents at beginning of period                    316,767       1,418,201
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $  9,436,600    $  1,271,279
                                                               ============    ============


          See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of HealthGrades.com, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

DESCRIPTION OF BUSINESS

The Company operates two Internet healthcare sites and provides practice management services to physicians. Through its wholly-owned subsidiary, HealthcareRatings, Inc., the Company operates its HealthGrades.com website, which provides ratings and other information on health care providers and facilities. Through its wholly-owned subsidiary, ProviderWeb.net, Inc., the Company operates its ProviderWeb.net website, which offers a subscription service for physician practice administrators and managers that provides online tools and resources. All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the Consolidated Balance Sheet as of December 31, 1999 and certain amounts in the Statement of Operations and the Consolidated Statement of Cash Flows for the three and six months ended June 30, 1999 have been reclassified in order to conform to the current presentation.

EARNING PER SHARE

The calculation of weighted average shares outstanding for the three and six months ended June 30, 2000, does not included the impact of certain stock options whose exercise price was less than the average market price of the common shares because the effect on loss per share would have be antidilutive. If such options were included in the calculation, weighted average shares outstanding would have increased by approximately 1.3 million and 1.4 million shares, for the three and six months ended June 30, 2000, respectively.

NOTE 2 - EQUITY FINANCING

On March 17, 2000, the Company closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors paid $14.8 million to the Company in return for 7,400,000 shares of Company common stock and five-year warrants to purchase 2,590,000 shares of Company common stock at an exercise price of $4.00 per share. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, was approximately $14.4 million. In connection with the Equity Financing, the Company also issued an aggregate of 165,000 shares to its bank syndicate as a financing fee. The Company also issued a warrant to purchase 150,000 shares of Company common stock to a company that served as a financial advisor to the Company in connection with the Equity Financing, at an exercise price of $4.00 per share. In connection with the Equity Financing, certain officers of the Company exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of Company common stock and five-year warrants to purchase 560,000 shares of Company common stock at $3.45 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, the Company recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in the Company's Consolidated Statement of Operations.

NOTE 3 - SEGMENT DISCLOSURES

Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Physician Practice Management ("PPM") and Internet Services. PPM derives its revenue primarily from management services provided to physician practices. Internet Services revenue is derived primarily from marketing arrangements with hospitals, fees related to the licensing of its content (including set-up fees) and advertising. The Company's other segment for the three and six months ended June 30, 1999, represents ambulatory surgery center services and health care consulting. Both of the Company subsidiaries that generated revenue for the "other" segment were liquidated during 1999.

    The Company uses net loss before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

    Summary information by segment is as follows:

                                                             AS OF AND FOR                  AS OF AND FOR
                                                        THE THREE MONTHS ENDED          THE SIX MONTHS ENDED
                                                               JUNE 30                         JUNE 30
                                                        2000             1999           2000            1999
                                                    ------------    ------------    ------------    ------------
PPM
Revenue from external customers                     $  1,988,381    $  7,822,094    $  3,567,811    $ 22,237,419
Interest income                                               --          54,462              --         117,800
Interest expense                                         (59,718)       (879,743)       (375,793)     (1,886,986)
Segment net income (loss) before income taxes            559,714       2,149,004        (534,958)      1,857,909
Segment assets                                        29,589,939      26,968,497      29,589,939      26,968,497
Segment asset expenditures                                    --          68,680           7,812         746,755

INTERNET SERVICES
Revenue from external customers                     $    829,284    $     62,752    $  1,262,567    $    136,792
Interest income                                          208,202              --         259,356              --
Segment net loss before income taxes                    (983,909)       (794,951)     (2,029,654)       (930,765)
Segment assets                                         7,071,525         340,740       7,071,525         340,740
Segment asset expenditures                               172,963          78,521         298,502          99,658

OTHER
Revenue from external customers                     $         --    $         --    $         --    $    132,831
Equity in net income of unconsolidated affiliate              --          27,812              --          42,696
Segment net loss before income taxes                          --         (33,862)             --         (18,978)
Segment assets                                                --        (749,763)             --        (638,625)
Segment asset expenditures                                    --       2,232,298              --       2,232,298

    A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                                         AS OF AND FOR                  AS OF AND FOR
                                                    THE THREE MONTHS ENDED          THE SIX MONTHS ENDED
                                                            JUNE 30                         JUNE 30
                                                    2000             1999            2000            1999
                                                 ------------    ------------    ------------    ------------
REVENUE
Total for reportable segments                    $  2,817,665    $  7,901,333    $  4,830,378    $ 22,374,211
Other revenue                                              --         (28,349)          2,719         (28,349)
                                                 ------------    ------------    ------------    ------------
Total consolidated revenue                       $  2,817,665    $  7,872,984    $  4,833,097    $ 22,345,882
                                                 ============    ============    ============    ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                            $   (424,195)   $  1,354,053    $ (2,564,612)   $    927,144
Other net loss                                             --        (580,308)             --        (638,625)
Adjustment                                                 --        (106,765)             --        (108,617)
                                                 ------------    ------------    ------------    ------------
Loss before income taxes                         $   (424,195)   $    666,980    $ (2,564,612)   $    179,902
                                                 ============    ============    ============    ============

ASSETS
Total assets for reportable segments             $ 36,661,464    $ 29,923,076    $ 36,661,464    $ 29,923,076
Other assets                                               --       2,227,182              --       2,227,182
Elimination of advance to subsidiaries             (8,311,769)     (3,390,002)     (8,311,769)     (3,390,002)
Elimination of investment in subsidiaries          (7,795,020)     (1,937,836)     (7,795,020)     (1,937,836)
                                                 ------------    ------------    ------------    ------------
Consolidated total assets                        $ 20,554,675    $ 26,822,420    $ 20,554,675    $ 26,822,420
                                                 ============    ============    ============    ============

    For each of the periods presented, the Company's primary operations and assets were within the United States.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $440,000 and $1,700,000 for the six months ended June 30, 2000 and 1999, respectively. Refunds received from income taxes amounted to approximately $2,300,000 and $2,700,000 for the six months ended June 30, 2000 and 1999, respectively.

Supplemental schedule of noncash investing and financing activities are as follows:

During the six months ended June 30, 2000, approximately $1.2 million in restricted cash was used to pay down the Company's term loan.

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

GENERAL

We operate two Internet healthcare sites and provide practice management services to physicians. Through our wholly-owned subsidiary, HealthcareRatings, Inc., we operate our HealthGrades.com website, which provides ratings and other information on health care providers and facilities. Through our wholly-owned subsidiary, ProviderWeb.net, Inc., we operate our ProviderWeb.net website, which offers a subscription service for physician practice administrators and managers that provides online tools and resources.

As a result of transactions with 13 practices that restructured our management service arrangements (six of which were later terminated) and other agreements, including litigation settlements terminating our management services arrangements with four other practices, our physician practice management services have been substantially reduced. Therefore, our results of operations for the three and six months ended June 30, 2000 are not comparable to our results of operations for the three and six months ended June 30, 1999. In an effort to enhance the presentation of our financial statements, we have identified those revenues and costs and expenses that relate directly to our Internet and physician practice management operations, respectively, and segregated them in the Statements of Operations. As a result, we have made certain reclassifications to the Statement of Operations for the three and six months ended June 30, 1999 in order to conform to the current period presentation.

ACQUISITION OF MINORITY INTEREST

Effective February 3, 2000, we merged our majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthCare Ratings, Inc. (hereafter, the "Merger Transaction"). In order to effectuate the Merger Transaction, we gave the minority shareholders of HG.com 800,000 shares of our common stock. In connection with the Merger Transaction, we recorded goodwill in the amount of $1,850,000 based on the fair value of our common stock issued as of the transaction date. The goodwill is being amortized over an estimated useful life of seven years.

RESULTS OF OPERATIONS

PHYSICIAN PRACTICE MANAGEMENT REVENUE

Physician practice management revenue includes service fees and other revenue derived from our physician practice management business. For the three and six months ended June 30, 2000, physician practice management revenue includes non-recurring payments of approximately $1.5 million and $2.3 million, respectively, related to the termination of management services agreements with two of our affiliated practices. Physician practice management revenue for the three and six months ended June 30, 1999 was approximately $7.8 million and $21.7 million, respectively, reflecting the much larger scope of our physician practice management operations during that period.

INTERNET REVENUE

 Internet revenue includes all revenues derived from our Internet healthcare business. We derive these revenues primarily from marketing arrangements with providers, fees related to the licensing of access to our content (including set-up fees) and advertising. Marketing revenues are derived from annual fees from hospitals, nursing homes and health plans in return for our serving banner advertisements and providing other marketing services to the hospitals. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement. Revenue related to the licensing of content and initial set-up fees also are recognized on a straight-line basis over the term of the agreement. In conjunction with certain of our licensing agreements, we have entered into promotional agreements under which the licensees may offset their cash obligations to us by providing significant HealthGrades.com branding on their web sites, or by providing certain other services to us. For these arrangements, we record the value of the content licensing as revenue in our Statement of Operations, and a corresponding expense for the value of the branding or other services we receive. For the three and six months ended June 30, 2000, we recorded approximately $433,000 and $556,000, respectively, in revenue and corresponding expense related to these type of arrangements. Advertising revenue relates to advertisements served on both our sites and our share of advertising revenue derived from advertisements delivered on sites of other online healthcare companies that provide access to our content. Revenues derived from advertising arrangements where we contract directly with the advertiser are recorded at the gross contract amount and commissions and other revenue sharing splits with other online healthcare companies under those contracts are recorded as general and administrative expenses. Advertising revenues earned under revenue sharing arrangements from other web sites are recorded net of commissions because the commissions are not contractual obligations of ours.

CLINIC EXPENSES

Previously, under our long-term service agreements with physician practices, we provided, among other things, facilities and management, administrative and development services to the affiliated practices, and employed most non-physician personnel of the affiliated practices, in return for specified service fees. The operating expenses incurred by us included the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical aspects of the affiliated practices and depreciation and amortization of assets. We did not incur any clinic expenses for the three and six months ended June 30, 2000 as we are no longer obligated to pay clinic expenses under our management services arrangements with physician practices.

LITIGATION AND OTHER COSTS

We continue to be involved in litigation with certain of our former affiliated practices. For the three and six months ended June 30, 2000, we incurred approximately $203,000 and $494,000, respectively, in legal fees directly related to these disputes. Compared with the corresponding periods from 1999, litigation and other costs decreased approximately $2.1 million and $2.8 million, respectively, for the three and six months ended June 30, 2000. This decrease is due to the fact that during the latter part of 1999 and in the first half of 2000, we reached settlement agreements with several former affiliated practices.

PRODUCTION, CONTENT AND PRODUCT DEVELOPMENT COSTS

Beginning in 1999, we began incurring production, content and product development costs related to the development and support of our HealthGrades.com and ProviderWeb.net web sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred. Production, content and product development costs were $587,000 and $1.2 million for the three and six months ended June 30, 2000, respectively. These expenses have increased substantially due to the expansion of the HealthGrades.com website during the first six months of 2000. Since January 1, 2000, we have enhanced our website by adding directories for naturopathic physicians and birthing centers and including report card pages for home health agencies and hospices.

SALES AND MARKETING EXPENSES

We incurred approximately $855,000 and $1.2 million in sales and marketing costs for the three and six months ended June 30, 2000, respectively. Of this amount, approximately $453,000 and $576,000 for the three and six months ended June 30, 2000, respectively, related to expenses incurred in connection with promotional agreements under which we received advertising and other services in return for access to our content. There were no corresponding costs for the three and six months ended June 30, 1999.

GAIN (LOSS) ON SALE OF ASSETS AND OTHER

During the first quarter of 2000, we incurred a loss of approximately $275,000 on the sale of two MRI units. For the three months ended June 30, 2000, we recognized a gain of approximately $142,000 primarily related to a litigation settlement with one of our former affiliated practices.

INTEREST EXPENSE

We incurred interest expense of approximately $60,000 and $376,000 for the three and six months ended June 30, 2000, respectively, compared to interest expense of approximately $880,000 and $1.9 million for the corresponding periods of 1999. This decrease reflects the reduction of our indebtedness with our bank syndicate from a balance of approximately $19.8 million as of June 30, 1999 to a balance of approximately $1.8 million as of June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, we had working capital of approximately $8.1 million, an increase of $6.7 million from approximately $1.4 million as of December 31, 1999. For the first six months of 2000, cash flow used in operations was approximately $1.3 million compared to cash flow provided by operations of $3.6 million for the same period of 1999.

On March 17, 2000, we closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors funded $14.8 million to us in return for 7,400,000 shares of our common stock. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, was approximately $14.4 million. Additionally, we issued warrants to the investors to purchase 2,590,000 shares of our common stock at an exercise price of $4.00 per share. The warrants have a five-year term. We also issued a warrant to purchase 150,000 shares of our common stock to a company that served as a financial advisor to us in connection with the Equity Financing, at an exercise price of $4.00 per share. In connection with the Equity Financing, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of our common stock and five-year warrants to purchase 560,000 shares of our common stock at $4.00 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, we recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in our Consolidated Statement of Operations for the six months ended June 30, 2000.

Effective March 2000, we entered into an amendment to our term loan with our bank syndicate. The amendment extends the final payment on the loan from November 2000 to November 2001. The revised term loan provides for monthly principal and interest payments through November 2001, with interest payable at a floating rate based on the lead bank's prime lending rate plus .75%. The monthly principal payments under the term loan are $50,000 per month beginning April 2000, with the final payment for any remaining balance on the loan due November 2001. Our federal tax refund for the year ended December 31, 1999, was received during the second quarter of 2000 and totaled approximately $2.3 million. This amount was applied to the balance of the term loan in June 2000. Our two wholly-owned subsidiaries, HealthcareRatings, Inc. and ProviderWeb.net, Inc. are guarantors of the loan. We issued 165,000 shares of our common stock to the bank syndicate in connection with the amendment as a financing fee.

We anticipate incurring costs in excess of revenues in 2000 to further develop and market our HealthGrades.com Internet site. Our revenues to date from ProviderWeb.net have not been material. Due to the intent of management to focus its efforts on continuing the development of the HealthGrades.com website, we are currently exploring strategic alternatives for ProviderWeb.net. Additionally, although we have settled much of the litigation between our former affiliated practices and us, we continue to incur legal fees and other costs related to the remaining litigation with some former affiliated practices. Principally as a result of the cash raised under the Equity Financing transaction, we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The amount outstanding under our term loan bears interest at the prime lending rate of our bank syndicates' leading bank plus .75%. As a result, this debt is subject to fluctuations in the market which affect the prime rate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Orthopaedic Institute of Ohio

On March 27, 2000, the Court entered an order staying the litigation and ordering the parties to resolve their disputes through arbitration. The parties selected an arbitrator to resolve their dispute on July 12, 2000. Our position statement is due to be filed with the arbitrator on August 9, 2000. The Orthopaedic Institute of Ohio's position statement will be due on or about September 7, 2000. Thereafter, additional submissions and information may be requested by the arbitrator.

Reconstructive Orthopaedic Associates

By letter dated April 28, 2000, our counsel raised certain concerns with Reconstructive Orthopaedic Associates ("ROA's") counsel that may become the subject of an amended complaint in the Colorado action. In response to that letter, on May 11, 2000, three individual doctors practicing at ROA, Richard H. Rothman, Todd J. Albert and Alexander R. Vaccaro, filed a complaint against us in Pennsylvania for declaratory and injunctive relief and damages. The April 28, 2000 letter, which is attached to the Complaint, questions whether Dr. Rothman and/or other doctors practicing at ROA improperly purchased shares of our common stock on the basis of material non-public information he/they acquired in a position of trust. ROA seeks declaratory judgment that none of the plaintiffs violated any fiduciary, contractual or common law duty to us and did not violate section 10(b) of the Securities and Exchange Act of 1934. ROA also brings fraud and negligent misrepresentation claims against us, contending that the stock purchases by the individual doctors were acceptable to us and not otherwise in violation of any legal duty.

On June 27, 2000, we filed a motion to dismiss count II (fraud and negligent misrepresentation) and an answer and counterclaim. The counterclaim asserted claims for breach of fiduciary duty against Drs. Rothman and Albert and restitution of unjust enrichment and constructive trust and accounting claims against all counterclaim defendants.

On or about July 11, 2000, Rothman filed an amended complaint attempting to plead the fraud and negligent misrepresentation claims with greater specificity. On July 19, 2000, the court entered an order dismissing Count II of the Complaint. On or about July 28, 2000, Plaintiffs filed a Motion for Reconsideration of the July 19, 2000, Order dismissing Count II.

On July 17, 2000, Plaintiffs filed a motion to dismiss our counterclaims. On July 31, 2000, we submitted a response in opposition to the motion to dismiss counterclaims. The three motions referenced above are pending with the Court.

For further history regarding the above proceedings, please see the Company's Annual Report on Form 10-K for the year ending December 31, 1999, Part I, Item
3. Legal Proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 5, 1998, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of nine members of the Board of Directors and on approval of the Company's 1996 Equity Compensation Plan, as amended.

        The voting results on the two matters are set forth below.

        1.       Election of Directors:


        Name of Nominee                 For                  Withheld
        ---------------                 ---                  --------
        Kerry R. Hicks                  17,487,085            322,577
        Patrick M. Jaeckle              17,384,897            424,765
        Peter H. Cheesbrough            17,407,397            402,265
        Leslie S. Matthews              17,415,155            394,507
        Marc S. Sandroff                17,494,843            314,819
        Parag Saxena                    17,492,843            316,819
        Mats Wahlstrom                  17,492,843            316,819


        2.       Approval of the HealthGrades.com Equity
                 Compensation Plan, as amended:


        For                    Against                    Abstain
        ---                    -------                    -------
        16,478,625             1,286,086                   44,951

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

               EXHIBIT
               NUMBER                DESCRIPTION
               -------               -----------
                 11        Statement re: computation of per share earnings
                 27        Summary financial data schedule

     (b) Reports on Form 8-K. During the three months ended June 30, 2000, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HEALTHGRADES.COM, INC.



Date: August 14, 2000                    By: /s/ D. Paul Davis
      ---------------                       ----------------------------------
                                            D. Paul Davis
                                            Executive Vice President, Finance
                                            (Chief Financial Officer)

                     HealthGrades.com, Inc. and Subsidiaries

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  11                Statement re: computation of per share earnings
  27                Summary Financial Data Schedule