Form 10-Q
period 2000-09-30
HEALTHGRADES COM INC
filed 2000-11-14
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended              SEPTEMBER 30, 2000
                               -------------------------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    --------------

                         Commission file number 0-22019

                               HEALTH GRADES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                       DELAWARE                            62-1623449
           (State or Other Jurisdiction of              (I.R.S. Employer
            Incorporation or Organization)             Identification No.)

             44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO 80228
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Including Area Code       (303) 716-0041
                                                   -------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On October 31, 2000, 28,930,875 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

PART I.  FINANCIAL INFORMATION:
     Item 1.                     Consolidated Balance Sheets
                                 September 30, 2000 and December 31, 1999............. 3

                                 Consolidated Statements of Operations -
                                 Three Months Ended September 30, 2000 and 1999
                                 Nine Months Ended September 30, 2000 and 1999........ 4

                                 Consolidated Statements of Cash Flows -
                                 Nine Months Ended September 30, 2000 and 1999........ 5

                                 Notes to Consolidated Financial
                                 Statements........................................... 6

     Item 2.                     Management's Discussion and Analysis of
                                 Financial Condition and Results of
                                 Operations........................................... 8

     Item 3.                     Quantitative and Qualitative Disclosure
                                 About Market Risk.................................... 11

PART II.  OTHER INFORMATION:

Item 1.                          Legal Proceedings.................................... 11

Item 2.                          Changes in Securities ............................... 11

Item 6.                          Exhibits and Reports on Form 8-K..................... 12

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                              SEPTEMBER 30         DECEMBER 31
                                                                  2000                 1999
                                                              ------------         ------------
                                                               (UNAUDITED)
ASSETS
Cash and cash equivalents                                     $  7,092,283         $    316,767
Restricted cash                                                         --            1,178,848
Accounts receivable, net                                           454,928            2,744,912
Due from affiliated practices in litigation, net                 1,232,748            2,745,413
Prepaid expenses, inventories and other                            227,918              205,665
Current portion notes receivable                                   285,018            3,531,099
Prepaid and recoverable income taxes                                    --            1,838,589
                                                              ------------         ------------
Total current assets                                             9,292,895           12,561,293

Property and equipment, net                                        973,279            1,656,613
Goodwill, net of accumulated amortization of
  $467,068 and $-- in 2000 and 1999, respectively                5,243,115            4,000,000
Notes receivable, less current portion                           1,414,133            1,661,485
Other assets                                                       508,174              513,477
                                                              ------------         ------------
Total assets                                                  $ 17,431,596         $ 20,392,868

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                              $     71,040         $    520,767
Accrued payroll, incentive compensation and related
    expenses                                                       386,012              278,474
Accrued expenses                                                   726,668            1,531,550
Income taxes payable                                               556,792                   --
Notes payable                                                      663,149            7,352,005
Notes payable to officers                                               --              350,000
Deferred income                                                  1,018,269            1,144,552
                                                              ------------         ------------
Total current liabilities                                        3,421,930           11,177,348

Note payable, less current portion                               1,146,065            5,603,283
Notes payable to officers, less current portion                         --            3,200,000
Deferred income                                                    303,560              646,847
                                                              ------------         ------------
Total liabilities                                                4,871,555           20,627,478

Commitments and contingencies

 Stockholders' equity (deficit):
    Preferred stock, $0.001 par value, 2,000,000
      Shares authorized, no shares issued or
      outstanding                                                       --                   --
    Common stock, $0.001 par value, 50,000,000
      shares authorized, and 28,817,400 and 18,738,686
      issued and outstanding in 2000 and 1999,
      respectively                                                  28,817               18,739
 Additional paid-in capital                                     87,349,730           67,509,276
 Accumulated deficit                                           (61,759,272)         (56,722,141)
 Treasury stock                                                (13,059,234)         (11,040,484)
                                                              ------------         ------------
 Total stockholders' equity (deficit)                           12,560,041             (234,610)
                                                              ------------         ------------
 Total liabilities and stockholders' equity (deficit)         $ 17,431,596         $ 20,392,868
                                                              ============         ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                          ----------------------------    ----------------------------
                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------
    REVENUE:
      Physician practice management revenue               $    375,923    $  5,280,185    $  3,943,734    $ 27,029,889
      Internet revenue                                         909,558         142,986       2,172,125         279,778
      Other                                                      1,128              --           3,847         459,366
                                                          ------------    ------------    ------------    ------------
                                                             1,286,609       5,423,171       6,119,706      27,769,033
                                                          ------------    ------------    ------------    ------------
    COSTS AND EXPENSES:
      Physician practice management costs and expenses:
        Clinic expenses                                             --         424,236              --      14,866,690
        Litigation and other costs                              85,271         906,035         657,106       4,269,295
      Internet costs and expenses:
        Production content and product development             466,593         477,188       1,672,185         741,732
        Sales and marketing                                    973,273         561,096       2,219,926         680,340
      General and administrative                             2,260,894       2,433,118       6,323,307       8,436,102
                                                          ------------    ------------    ------------    ------------
                                                             3,786,031       4,801,673      10,872,524      28,994,159
                                                          ------------    ------------    ------------    ------------
    (Loss) income from operations                           (2,499,422)        621,498      (4,752,818)     (1,225,126)
    Other:
      Gain (loss) on sale of assets and other                  (61,473)        117,485        (256,252)      3,649,243
      Gain on sale of equity investment                             --         127,974              --         127,974
      Gain on sale of subsidiary                                    --              --              --         221,258
      Interest income                                          141,024          88,749         400,380         249,245
      Interest expense                                         (52,648)       (318,566)       (428,441)     (2,205,552)
                                                          ------------    ------------    ------------    ------------
    (Loss) income before income taxes                       (2,472,519)        637,140      (5,037,131)        817,042
    Income tax (expense) benefit                                    --        (920,786)             --         775,561
                                                          ------------    ------------    ------------    ------------
    Net (loss) income                                     $ (2,472,519)   $   (283,646)   $ (5,037,131)   $  1,592,603
                                                          ============    ============    ============    ============
    Net (loss) income per share (basic)                   $      (0.11)   $      (0.02)   $      (0.27)   $       0.11
                                                          ============    ============    ============    ============
    Weighted average shares outstanding (basic)             21,536,065      12,429,197      18,863,324      14,817,837
                                                          ============    ============    ============    ============

    Net (loss) income per share (diluted)                 $      (0.11)   $      (0.02)   $      (0.27)   $       0.10
                                                          ============    ============    ============    ============
    Weighted average shares outstanding (diluted)           21,536,065      12,429,197      18,863,324      15,637,817
                                                          ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
OPERATING ACTIVITIES
Net (loss) income                                          $ (5,037,131)   $  1,592,603
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
      Depreciation                                              537,281       1,491,225
      Amortization                                              606,885       1,425,645
      Bad debt expense                                          199,343              --
      Gain on sale of subsidiary                                     --        (221,258)
      Gain on sale of equity investment                              --        (127,974)
      Gain on sale of assets, amendment and restatement
         of service agreements and litigation settlement             --      (3,649,243)
      Impact of termination agreements                               --      (1,073,777)
      Equity in loss of unconsolidated affiliate                     --          23,852
      Officer notes financing fee                               347,200              --
      Loss (gain) on disposal of assets                         256,253          (5,891)
      Deferred income taxes                                          --      (1,285,395)
      Non-cash compensation expense-stock options                34,331         394,277
      Changes in operating assets and liabilities,
         net of the non-cash effects of the acquisitions
         of the net assets of physician groups:
            Accounts receivable, net                             71,891       3,294,746
            Due from affiliated practices in
               litigation                                     1,654,539      (1,423,324)
            Prepaid expenses and other assets                   (37,520)        168,192
            Accounts payable and accrued expenses            (1,065,163)     (1,926,666)
            Accrued payroll, incentive compensation
               and related expenses                             107,538           7,782
            Income taxes payable and prepaid and
               recoverable income taxes, net                  2,395,381       3,188,703
            Due to affiliated physician practices                    --      (3,121,548)
            Deferred income                                    (469,570)      1,946,009
                                                           ------------    ------------
Net cash (used in) provided by operating activities            (398,742)        697,958

INVESTING ACTIVITIES

Purchases of property and equipment                            (315,179)       (954,220)
Proceeds from sales of majority interest in a
   subsidiary and equity investments, net of cash                    --       3,208,397
Proceeds from sale of medical equipment                         125,200       1,001,856
Increase in other assets                                          5,303         (39,403)
Repayments from affiliates                                           --         108,815
Advances to investee                                                 --        (899,342)
                                                           ------------    ------------
Net cash (used in) provided by investing activities            (184,676)      2,426,103

FINANCING ACTIVITIES
Proceeds from sales of affiliated practices
   assets and execution of new service agreements                    --      36,693,110
Cash restricted for repayment of line-of-credit                      --              --
Principal repayments on notes payable                       (10,156,672)    (40,425,000)
Net proceeds from equity financing                           14,356,201              --
Repayments from notes receivable                              3,446,605              --
Principal repayments on capital lease obligations                    --         (47,686)
Loans to physician stockholders                                      --         (48,178)
Escrowed payment related to acquisition
    of additional interest in majority-owned
    subsidiary                                                       --         (60,000)
Repayment of Officer notes                                     (350,000)             --
Repayment on loans to physician stockholders                         --         135,451
Exercise of common stock options                                 62,800           7,545
                                                           ------------    ------------
Net cash provided by (used in) financing activities           7,358,934      (3,744,758)

Net increase (decrease) in cash and cash equivalents          6,775,516        (620,697)


Cash and cash equivalents at beginning of period                316,767       1,418,201
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $  7,092,283    $    797,504
                                                           ============    ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Health Grades, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

DESCRIPTION OF BUSINESS

The Company operates two Internet healthcare sites and provides practice management services to physicians. Through its wholly-owned subsidiary, Healthcare Ratings, Inc., the Company operates its HealthGrades.com website, which provides ratings and other information on health care providers and facilities. Through its wholly-owned subsidiary, ProviderWeb.net, Inc., the Company operates its ProviderWeb.net website, which offers a subscription service for physician practice administrators and managers that provides online tools and resources. All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATIONS

Certain amounts in the Consolidated Balance Sheet as of December 31, 1999 and certain amounts in the Statement of Operations and the Consolidated Statement of Cash Flows for the three and nine months ended September 30, 1999 have been reclassified in order to conform to the current presentation.

EARNINGS PER SHARE

The calculation of weighted average shares outstanding for the three and nine months ended September 30, 2000, and for the three months ended September 30, 1999, does not included the impact of certain stock options whose exercise price was less than the average market price of the common shares because the effect on loss per share would have be antidilutive. If such options were included in the calculation, weighted average shares outstanding would have increased by approximately 1.2 million and 1.3 million shares, for the three and nine months ended September 30, 2000, respectively, and approximately 1.8 million for the three months ended September 30, 1999.

NOTE 2 - EQUITY FINANCING

On March 17, 2000, the Company closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors paid $14.8 million to the Company in return for 7,400,000 shares of Company common stock and five-year warrants to purchase 2,590,000 shares of Company common stock at an exercise price of $4.00 per share. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, were approximately $14.4 million. In connection with the Equity Financing, the Company also issued an aggregate of 165,000 shares to its bank syndicate as a financing fee. The Company also issued a warrant to purchase 150,000 shares of Company common stock to a company that served as a financial advisor to the Company in connection with the Equity Financing, at an exercise price of $4.00 per share. In connection with the Equity Financing, certain officers of the Company exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of Company common stock and five-year warrants to purchase 560,000 shares of Company common stock at $4.00 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, the Company recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in the Company's Consolidated Statement of Operations.

NOTE 3 - SEGMENT DISCLOSURES

Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Physician Practice Management ("PPM") and Internet Services. PPM derives its revenue primarily from management services provided to physician practices. Internet Services revenue is derived primarily from marketing arrangements with hospitals, fees related to the licensing of its content (including set-up fees) and advertising. The Company's other segment for the three and nine months ended September 30, 1999 represents ambulatory surgery center services and health care consulting. Both of the Company subsidiaries that generated revenue for the "other" segment were liquidated during 1999.

    The Company uses net loss before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

    Summary information by segment is as follows:

                                                            AS OF AND FOR                   AS OF AND FOR
                                                        THE THREE MONTHS ENDED          THE NINE MONT HS ENDED
                                                             SEPTEMBER 30                    SEPTEMBER 30
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
    PPM
    Revenue from external customers                  $    375,923    $  5,306,998    $  3,943,734    $ 27,544,417
    Interest income                                            --          39,619              --         157,419
    Interest expense                                      (52,648)        318,566        (428,441)      2,205,552
    Segment net income (loss) before income taxes      (1,230,975)      2,970,613      (1,765,933)      4,828,522
    Segment assets                                     27,966,141      21,282,908      27,966,141      21,282,908
    Segment asset expenditures                              6,010          29,042          13,822         775,797

    INTERNET SERVICES
    Revenue from external customers                  $    909,558    $    143,047    $  2,172,125    $    279,839
    Interest income                                       141,024              --         400,380              --
    Segment net loss before income taxes               (1,241,544)     (1,946,611)     (3,271,198)     (2,877,376)
    Segment assets                                      6,091,992         340,539       6,091,992         340,539
    Segment asset expenditures                              2,855          78,765         301,357         178,423

    OTHER
    Revenue from external customers                  $         --    $         --    $         --    $    132,831
    Interest income                                            --          49,130              --          91,826
    Equity in net loss of unconsolidated affiliate             --          (4,874)             --         (23,852)
    Segment net loss before income taxes                       --        (385,008)             --      (1,023,633)
    Segment assets                                             --              --              --              --
    Segment asset expenditures                                 --              --              --              --

    A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                                       AS OF AND FOR                   AS OF AND FOR
                                                   THE THREE MONTHS ENDED          THE NINE MONT HS ENDED
                                                        SEPTEMBER 30                    SEPTEMBER 30
                                                ----------------------------    ----------------------------
                                                    2000            1999            2000            1999
                                                ------------    ------------    ------------    ------------
       REVENUE
       Total for reportable segments            $  1,285,481    $  5,450,045    $  6,115,859    $ 27,824,256
       Other revenue                                   1,128         (26,874)          3,847         (55,223)
                                                ------------    ------------    ------------    ------------
       Total consolidated revenue               $  1,286,609    $  5,423,171    $  6,119,706    $ 27,769,033
                                                ============    ============    ============    ============

       LOSS BEFORE INCOME TAXES
       Total net loss before tax for
         reportable segments                    $ (2,472,519)   $  1,024,002    $ (5,037,131)   $  1,951,146
       Other net loss                                     --        (385,008)             --      (1,023,633)
       Adjustment                                         --          (1,854)             --        (110,471)
                                                ------------    ------------    ------------    ------------
       Loss before income taxes                 $ (2,472,519)   $    637,140    $ (5,037,131)   $    817,042
                                                ============    ============    ============    ============

       ASSETS
       Total assets for reportable segments     $ 34,058,133    $ 21,623,447    $ 34,058,133    $ 21,623,447
       Other assets                                       --              --              --              --
       Elimination of advance to subsidiaries     (8,831,517)             --      (8,831,517)             --
       Elimination of investment in
         subsidiaries                             (7,795,020)     (4,215,224)     (7,795,020)     (4,215,224)
                                                ------------    ------------    ------------    ------------

       Consolidated total assets                $ 17,431,596    $ 17,408,223    $ 17,431,596    $ 17,408,223
                                                ============    ============    ============    ============

    For each of the periods presented, the Company's primary operations and assets were within the United States.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $514,000 and $2.2 million for the nine months ended September 30, 2000 and 1999, respectively. Refunds received from income taxes amounted to approximately $2,300,000 and $2,700,000 for the nine months ended September 30, 2000 and 1999, respectively.

Supplemental schedule of noncash investing and financing activities are as follows:

During the nine months ended September 30, 2000, approximately $1.2 million in restricted cash was used to pay down the Company's term loan.

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

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning raising debt and/or equity financing and anticipated costs to further develop and market our Internet sites are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including inability to obtain additional financing and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, particularly under "Risk Factors" in Item 1.

GENERAL

We operate two Internet healthcare sites and provide practice management services to physicians. Through our wholly-owned subsidiary, Healthcare Ratings, Inc., we operate our HealthGrades.com website, which provides ratings and other information on health care providers and facilities. Through our wholly-owned subsidiary, ProviderWeb.net, Inc., we operate our ProviderWeb.net website, which offers a subscription service for physician practice administrators and managers that provides online tools and resources. Due to the intent of management to focus its efforts on continuing the development of the Health Grades website, we are currently exploring strategic alternatives for ProviderWeb.net.

As a result of transactions with 13 practices that restructured our management service arrangements (six of which were later terminated) and other agreements, including litigation settlements terminating our management services arrangements with four other practices, our physician practice management services have been substantially reduced. Therefore, our results of operations for the three and nine months ended September 30, 2000 are not comparable to our results of operations for the three and nine months ended September 30, 1999. In an effort to enhance the presentation of our financial statements, we have identified those revenues and costs and expenses that relate directly to our Internet and physician practice management operations, respectively, and segregated them in the Statements of Operations. As a result, we have made certain reclassifications to the Statement of Operations for the three and nine months ended September 30, 1999 in order to conform to the current period presentation.

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

RESULTS OF OPERATIONS

PHYSICIAN PRACTICE MANAGEMENT REVENUE

Physician practice management revenue includes service fees and other revenue derived from our physician practice management business. For the three and nine months ended September 30, 2000, physician practice management revenue includes non-recurring payments of approximately $70,000 and $2.4 million, respectively, related to the termination of management services agreements with three of our affiliated practices. Physician practice management revenue for the three and nine months ended September 30, 1999 was approximately $5.3 million and $27.0 million, respectively, reflecting the much larger scope of our physician practice management operations during that period.

INTERNET REVENUE

Internet revenue includes all revenues derived from our Internet healthcare business. We derive these revenues primarily from strategic marketing services provided to hospitals, nursing homes and other healthcare providers, and fees related to the licensing access to our content (including set-up fees) and advertising. Marketing revenues are derived from annual fees from hospitals, nursing homes and health plans in return for our serving banner advertisements and providing other marketing services. Revenue related to these arrangements is recognized on a straight-line basis over the term of the agreement. Revenue related to the licensing of content and initial set-up fees also are recognized on a straight-line basis over the term of the agreement. In conjunction with certain of our licensing agreements, we have entered into promotional agreements under which the licensees may offset their cash obligations to us by providing significant HealthGrades.com branding on their web sites, or by providing certain other services to us. For these arrangements, we record the value of the content licensing as revenue in our Statement of Operations, and a corresponding expense for the value of the branding or other services we receive. For the three and nine months ended September 30, 2000, we recorded approximately $424,000 and $1.0 million, respectively, in revenue and corresponding expense related to these type of arrangements. Advertising revenue relates to advertisements served on both our sites and our share of advertising revenue derived from advertisements delivered on sites of other online healthcare companies that provide access to our content. Revenues derived from advertising arrangements where we contract directly with the advertiser are recorded at the gross contract amount and commissions and other revenue sharing splits with other online healthcare companies under those contracts are recorded as general and administrative expenses. Advertising revenues earned under revenue sharing arrangements from other web sites are recorded net of commissions because the commissions are not contractual obligations of ours.

CLINIC EXPENSES

Previously, under our long-term service agreements with physician practices, we provided, among other things, facilities and management, administrative and development services to the affiliated practices, and employed most non-physician personnel of the affiliated practices, in return for specified service fees. The operating expenses incurred by us included the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical aspects of the affiliated practices and depreciation and amortization of assets. We did not incur any clinic expenses for the three and nine months ended September 30, 2000 as we are no longer obligated to pay clinic expenses under our management services arrangements with physician practices.

LITIGATION AND OTHER COSTS

We continue to be involved in litigation with certain of our former affiliated practices. For the three and nine months ended September 30, 2000, we incurred approximately $85,000 and $657,000, respectively, in legal fees directly related to these disputes. Compared with the corresponding periods from 1999, litigation and other costs decreased approximately $821,000 and $3.6 million, respectively, for the three and nine months ended September 30, 2000. This decrease is due to the fact that during the latter part of 1999 and in the first half of 2000, we reached settlement agreements with several former affiliated practices.

PRODUCTION, CONTENT AND PRODUCT DEVELOPMENT COSTS

Beginning in 1999, we began incurring production, content and product development costs related to the development and support of our HealthGrades.com and ProviderWeb.net web sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred. Production, content and product development costs were approximately $500,000 and $1.7 million for the three and nine months ended September 30, 2000, respectively. These expenses increased substantially during the later part of 1999 and the first half of 2000, due to the expansion of the HealthGrades.com website during this time period. Since January 1, 2000, we have enhanced our website by adding directories for naturopathic physicians and birthing centers and including report card pages for home health agencies and hospices. Additionally, through a strategic alliance with GeoAccess, we have enhanced our physician data.

SALES AND MARKETING EXPENSES

We incurred approximately $1 million and $2.2 million in sales and marketing costs for the three and nine months ended September 30, 2000, respectively. Of this amount, approximately $424,000 and $1 million for the three and nine months ended September 30, 2000, respectively, related to expenses incurred in connection with promotional agreements under which we received advertising and other services in return for access to our content. There were no corresponding costs for the three and nine months ended September 30, 1999.

GAIN (LOSS) ON SALE OF ASSETS AND OTHER

During the nine months ended September 30, 2000, we incurred a loss on sale of assets and other, of approximately $256,000. This amount consisted primarily of a loss of $275,000 on the sale of two MRI units, a gain of approximately $142,000 primarily related to a litigation settlement with one of our former affiliated practices, and a loss of approximately $61,000 related to the writedown of certain assets.

INTEREST EXPENSE

We incurred interest expense of approximately $53,000 and $428,000 for the three and nine months ended September 30, 2000, respectively, compared to interest expense of approximately $319,000 and $2.2 million for the corresponding periods of 1999. This decrease reflects the reduction of our indebtedness with our bank syndicate from a balance of approximately $12.5 million as of September 30, 1999 to a balance of approximately $1.6 million as of September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had working capital of approximately $5.9 million, an increase of $4.5 million from approximately $1.4 million as of December 31, 1999. For the first nine months of 2000, cash flow used in operations was approximately $399,000 compared to cash flow provided by operations of $698,000 for the same period of 1999.

On March 17, 2000, we closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors funded $14.8 million to us in return for 7,400,000 shares of our common stock. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, was approximately $14.4 million. Additionally, we issued warrants to the investors to purchase 2,590,000 shares of our common stock at an exercise price of $4.00 per share. The warrants have a five-year term. We also issued a warrant to purchase 150,000 shares of our common stock to a company that served as a financial advisor to us in connection with the Equity Financing, at an exercise price of $3.45 per share. In connection with the Equity Financing, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of our common stock and five-year warrants to purchase 560,000 shares of our common stock at $4.00 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, we recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in our Consolidated Statement of Operations for the nine months ended September 30, 2000.

Effective March 2000, we entered into an amendment to our term loan with our bank syndicate. The amendment extends the final payment on the loan from November 2000 to November 2001. The revised term loan provides for monthly principal and interest payments through November 2001, with interest payable at a floating rate based on the lead bank's prime lending rate plus .75%. The monthly principal payments under the term loan are $50,000 per month beginning April 2000, with the final payment for any remaining balance on the loan due November 2001. Our federal tax refund for the year ended December 31, 1999, was received during the second quarter of 2000 and totaled approximately $2.3 million. This amount was applied to the balance of the term loan in June 2000. Our two wholly-owned subsidiaries, Healthcare Ratings, Inc. and ProviderWeb.net, Inc. are guarantors of the loan. We issued 165,000 shares of our common stock to the bank syndicate in connection with the amendment as a financing fee.

We anticipate incurring costs in excess of revenues for the remainder of 2000 and during 2001 to further develop and market our product offerings. Our revenues to date from ProviderWeb.net have not been material. Due to the intent of management to focus its efforts on continuing the development of the HealthGrades.com website, we are currently exploring strategic alternatives for ProviderWeb.net. Additionally, although we have settled much of the litigation between our former affiliated practices and us, we continue to incur legal fees and other costs related to the remaining litigation with some former affiliated practices. We anticipate that we will require additional funds to finance our operations over the next twelve months. Management is currently examining various alternatives to raise debt and/or equity financing. The availability and terms of any financing will depend on market and other conditions. We cannot assure that sufficient funds will be available on terms acceptable to us, if at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The amount outstanding under our term loan bears interest at the prime lending rate of our bank syndicates' leading bank plus .75%. As a result, this debt is subject to fluctuations in the market which affect the prime rate.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Orthopaedic Institute of Ohio

On March 27, 2000, the Court entered an order staying the litigation and ordering the parties to resolve their disputes through arbitration. All initial written submissions have been provided to the arbitrator. Additional submissions and information may be requested by the arbitrator or the arbitrator may decide the dispute based upon the current state of the record.

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

On or about July 11, 2000, ROA filed an amended complaint attempting to plead the fraud and negligent misrepresentation claims with greater specificity. On July 19, 2000, the court entered an order dismissing Count II of the Complaint. On or about July 28, 2000, Plaintiffs filed a Motion for Reconsideration of the July 19, 2000, Order dismissing Count II. By Order dated October 2, 2000 the court denied the Plaintiffs Motion for Reconsideration. Thus, Count II has been dismissed.

On July 17, 2000, Plaintiffs filed a motion to dismiss our counterclaims. On July 31, 2000, we submitted a response in opposition to the motion to dismiss counterclaims. By order dated October 12, 2000, the court denied Plaintiffs motion to dismiss our counterclaim.

For further history regarding the above proceedings, please see the Company's Annual Report on Form 10-K for the year ending December 31, 1999, Part I, Item
3. Legal Proceedings.

ITEM 2. CHANGES IN SECURITIES

During the nine months ended September 30, 2000, we issued to SmallCaps Online Group, LLC five-year warrants to purchase 20,000 shares of our common stock at $2.00 per share, in consideration for certain financial advisory services to be rendered to us.

On August 23, 2000, we issued to GeoAccess, Inc. ("GeoAccess") rights to acquire a total of 125,000 shares of our common stock in lieu of up to two cash payments totaling $250,000 for certain services provided by GeoAccess to us. GeoAccess must make the election to take shares in lieu of scheduled cash payments by February 23, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits -- The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

                EXHIBIT
                NUMBER                        DESCRIPTION
                -------                       -----------
                  3.1          Certificate of Amendment of Amended and Restated
                               Certificate of Incorporation
                  3.2          Amended and Restated Bylaws
                 11            Statement re: computation of per share earnings
                 27            Summary financial data schedule

    (b) Reports on Form 8-K. During the nine months ended September 30, 2000, there were no reports on Form 8-K filed by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HEALTH GRADES, INC.

Date: November 14, 2000                     By:  /s/ D. Paul Davis
     ------------------                        --------------------------------
                                               D. Paul Davis
                                               Executive Vice President, Finance
                                               (Chief Financial Officer)

                      Health Grades, Inc. and Subsidiaries

                                INDEX TO EXHIBITS

             EXHIBIT
              NUMBER     DESCRIPTION
             -------     -----------
               3.1       Certificate of Amendment of Amended and Restated
                         Certificate of Incorporation
               3.2       Amended and Restated Bylaws
              11         Statement re: computation of per share earnings
              27         Summary Financial Data Schedule