Form 10-Q/A
period 2000-09-30
HEALTHGRADES COM INC
filed 2000-12-04
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                   FORM 10-Q/A

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        SEPTEMBER 30, 2000
                                      ------------------

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number 0-22019

                               HEALTH GRADES, INC.
                               -------------------
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                        62-1623449
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO              80228
-----------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code (303) 716-0041
                                                   --------------

                             HEALTHGRADES.COM, INC.
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if changed since last Report

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

         This amendment to the Registrant's Form 10-Q for the quarterly period ended September 30, 2000 is being filed solely to indicate on the cover page the Registrant's former name, HealthGrades.com, Inc. The Registrant changed its name to Health Grades, Inc. on November 13, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTH GRADES, INC.

Date: December 1, 2000                 By:/s/ D. Paul Davis
                                          --------------------------------------
                                           D. Paul Davis
                                           Executive Vice President, Finance
                                           (Chief Financial Officer)