Form 10-K
period 2000-12-31
HEALTH GRADES INC
filed 2001-04-16
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                       FISCAL YEAR ENDED DECEMBER 31, 2000 OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                      TRANSITION PERIOD FROM ________ TO ________

                         Commission file number 0-22019

                               HEALTH GRADES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                62-1623449
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)

                          44 UNION BOULEVARD, SUITE 600
                            LAKEWOOD, COLORADO               80228
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [ ]

As of March 31, 2001, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,293,348. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq Small Cap Market on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 31, 2001 there were 21,273,425 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K -- Part III.

                                TABLE OF CONTENTS

                                             PART I
Item 1.      Business.........................................................................   2
Item 2.      Properties.......................................................................  20
Item 3.      Legal Proceedings................................................................  20
Item 4.      Submission of Matters to a Vote of Security Holders..............................  21

                                             PART II

Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters........  23
Item 6.      Selected Financial Data..........................................................  24
Item 7.      Management's Discussion and Analysis of Financial Condition And Results
               of Operations..................................................................  24
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......................  30
Item 8.      Financial Statements and Supplementary Data......................................  30
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.....................................................................  31

                                            PART III

Item 10.     Directors and Executive Officers of the Registrant...............................  31
Item 11.     Executive Compensation...........................................................  31
Item 12.     Security Ownership of Certain Beneficial Owners and Management...................  31
Item 13.     Certain Relationships and Related Transactions...................................  31

                                             PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................  31

This Report contains forward-looking statements that address, among other things, the potential for employers to reduce health plan premiums through the use of our Provider Selection DST, generation of increased revenues, implementation of certain cost reductions and potential equity and/or debt financing. These statements may be found under "Item 1-Business," "Item 1-Risk Factors," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. We generally identify forward-looking statements in this report using words like "believe," "intend," "expect," "may," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: the inability of our Provider Selection DST to reduce health plan premiums for employers, failure of the Company to generate increased revenues, the inability of the Company to implement certain cost reductions, or the inability of the Company to raise additional financing. In addition other factors that could cause actual events or results to differ materially from those discussed in the forward looking statements are addressed in "Item 1-Risk Factors" and matters set forth in the Report generally. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.


                                     PART I

Item 1. Business.

                                    BUSINESS

OVERVIEW

         We are a healthcare ratings services company. We grade, or provide consumers with the means to assess and compare the quality or qualifications of, the following types of healthcare providers:

         o  hospitals

         o  physicians

         o  health plans

         o  nursing homes

         o  home health agencies

         o  hospice programs

         o  fertility clinics

         We also provide profile information for a variety of providers and facilities. We make this information available to consumers, employers and health plans to assist them in selecting healthcare providers. For consumers, this information is available free of charge on our website, www.healthgrades.com. For employers, we provide, for a fee, customized information designed to encourage employees to utilize quality providers to reduce medical benefit costs as well as indirect costs of lost workdays and productivity. For health plans, we provide, for a fee, customized information designed to assist them in selecting network providers who can enhance the quality of care for their members.

         We also offer services to healthcare providers. For providers who have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, we offer quality improvement services designed to identify deficiencies and improve quality. We also provide limited physician practice management services to musculoskeletal practices under management services agreements that have terms expiring through September 2002.

COMPANY HISTORY

         We were incorporated in Delaware in December 1995 under the name Specialty Care Network, Inc. Upon commencement of operations in 1996, we were principally engaged in the management of physician practices engaged in musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and connective tissues. Through March 31, 1998, we entered into comprehensive affiliation arrangements with 21 practices including 164 physicians. Due to difficulties in the physician practice management industry in general, and with respect to our affiliated physician practices in particular, we terminated or restructured our arrangements with various physician practices, beginning in late 1998 and continuing thereafter. As a result, the scope of our physician practice management business has become far more limited, particularly after a restructuring of our arrangements with nine practices in June 1999. During 1998, we began to focus on the provision of healthcare information through the establishment of our health care provider ratings and profile information, which we first introduced on our website. Since that time, we have expanded the scope of our healthcare information services to encompass the direct provision of information to employers, health plans and others.

         We also launched, in August 1999, ProviderWeb.net, a subscription-based website that provides articles, tools and other resources to physician practice administrators and managers. Our revenues to date from ProviderWeb.net have not been material, and although we continue to operate this business, we have determined to make no further significant investment in ProviderWeb.net. We are currently exploring strategic alternatives for ProviderWeb.net.

         In January 2000, we changed our name to Healthgrades.com, Inc. In November 2000, we changed our name to Health Grades, Inc.

HEALTH CARE INFORMATION; HEALTHGRADES.COM

         We compile comprehensive information regarding various healthcare providers and distill the information to meet the requirements of consumers, employers, health plans and other customers. For consumers, we provide information for no charge on our healthgrades.com internet site. Our revenues are generated, in part, through the provision of health care information derived from our database in a manner that can be useful to employers, health plans and others.

         Healthgrades.com is a comprehensive health care information website that provides rating and other profile information regarding a variety of providers and facilities. We make this information available through several health care "report card" sections and provider profile modules. Our goal is to provide comprehensive, objective health care ratings and profiles to assist consumers in making the most informed decisions regarding their health and that of their families.

         We distinguish the healthgrades.com website from most other health care information websites based on the nature of the information we provide. Most other health care information websites provide general information regarding specific diseases, conditions or procedures. Healthgrades.com, in contrast, provides information to assist the user in finding quality care or a quality provider, using our rating and profile information. However, we do not endorse any particular provider or facility. We strive to provide unbiased ratings regarding the quality of providers and facilities by developing proprietary algorithms or other methodologies and applying them to a number of databases used on our ratings websites.

         We provide information on our healthgrades.com website through the following sections:

         Hospital Report Cards(TM) - This page provides a list of hospitals and ratings for the hospitals with respect to different medical procedures or diagnoses chosen by the user. Information with regard to procedures and diagnoses is provided in the following areas:

         o  cardiac;

         o  orthopaedics;

         o  neurosciences;

         o  pulmonary/respiratory;

         o  obstetrics; and

         o  vascular surgery.

         For each particular diagnosis or procedure chosen by the user, other than those relating to obstetrics, we provide a three-tiered, five star rating system (five stars is the highest rating; one star is the lowest) with regard to the performance of all hospitals in the United States. We base all of our ratings, except ratings on obstetrics, on three years of MEDPAR (Medicare Provider Analysis and Review) data that we purchase from the Health Care Financing Administration, known as HCFA. The MEDPAR database contains the inpatient records of all Medicare patients. We apply proprietary algorithms to the MEDPAR data to account for variations in risk in order to make the data comparable from hospital to hospital. Generally, approximately 70% of hospitals studied are classified as three stars. The three star rating is applied when there is very little difference, statistically speaking, between a hospital's predicted and actual performance. Approximately 15% of hospitals are rated five stars, which means that their performance is better than expected on a statistically significant basis. Approximately 15% of hospitals are rated one star, meaning that their performance was worse than expected on a statistically significant basis. We have applied for a patent with respect to our hospital rating system and methodology.

         For our obstetrics ratings, which also are subject to the five star rating system, we use state all-payor files from 17 individual states derived from the inpatient records of persons who utilize hospitals in those states. We believe that the 17 states are the only states with sufficient data for use on our website. This data represents all discharges for the 17 states. We did not use our risk adjustment model with respect to single birth obstetrics procedures because it did not adequately predict complications. Therefore, the ranking is based on non-risk adjusted percentages. The top 30% of hospitals (in the 17 states) receive five stars, the middle 40% receive three stars and the bottom 30% receive one star.

         Health Plan Report Cards(TM) - Health Plan Report Cards ranks the performance of health plans across the United States based on patient satisfaction survey results as reported in the Sachs/Scarborough Health Plus database, a national database of consumers healthcare behavior developed jointly by the Sachs Group, a provider of strategic healthcare information, market analysis and industry benchmarks, and Scarborough Research Organization, a local market media and consumer research company. The HealthPlus database is based on questionnaires from a random sample of adults in a local market area. The results are derived from the questionnaire, as adjusted by weighting and statistical factors designed to reflect known characteristics of the population and to adjust for persons who do not respond or provide incomplete responses. The HealthPlus database assigns ratings to each health plan analyzed (as of December 31, 2000, 204 health plans from 31 U.S. metropolitan markets) in the following areas:

         o  customer services

         o  wellness

         o  plan coverage

         o  network access

         o  value of plan

         o  medical management

         o  customer loyalty

         o  overall satisfaction

         We apply a statistical analysis to assign weights to the performance ratings derived from the questionnaires. An overall general score for each health plan analyzed is derived from a weighted average of the performance ratings. A five star rating system is used in conjunction with the overall score. The top 30% of all plans nationally receive five stars, the middle 40% receive three stars and the bottom 30% receive one star.

         Nursing Home Report Cards(TM) - This page provides rankings of the performance of nursing homes across the United States that were Medicare or Medicaid certified and active in these programs as of August 2000. In preparing the ratings, we analyzed licensing survey data from HCFA's Online Survey Certification and Reporting (OSCAR) database and complaint data from HCFA's Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. We performed an analysis of the standards that were not met (deficiencies) from the four most recent licensing surveys and the last four years of complaint surveys. Complaint surveys older than October 1996 were not included in the analysis. Medicare and/or Medicaid nursing homes were analyzed apart from Medicare, hospital-based nursing homes. We did not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. The ratings were assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations in the states' survey process and results.

         Each nursing home received several scores from the analysis of licensing surveys and complaint surveys. The scores were based upon how unmet standards impacted resident care. We then performed a statistical analysis of these scores that produced a weight for each area. The weighted scores were summed to produce an overall score for each nursing home. Based upon the overall score, the best 30% of nursing homes received five stars, and the middle 40% of nursing homes received three stars.


         Home Health Report Cards(TM) - This page provides rankings of the performance of Medicare certified home health agencies across the United States. Home health agencies provide health and social services to persons at their homes. These persons are recovering from an illness or injury or require assistance with daily needs such as eating, dressing and bathing. We rate home health agencies based upon data provided by HCFA in the OSCAR database. As is the case with nursing homes, this information is derived from individual state agencies, which enter the information into the OSCAR database. Information is derived from complaint surveys and licensing surveys. Complaint surveys are conducted by a state survey team in response to one or more complaints about a home health agency. Licensing surveys are surveys completed for Medicare certification. These surveys generally occur every 36 months, but may occur more frequently based on the results of the previous survey. In preparing the ratings, we reviewed survey information from the most recent licensing surveys and a maximum of four complaint surveys of home health agencies. Only home health agencies that were active in the Medicare program during this time period were included in the analysis. Specifically, we utilized the following elements to capture the quality of care and operational stability of each home health agency:

         o  Complaint surveys (two elements):

            o  Number of complaint surveys within the last four years

            o  Number of complaint surveys dated within six months of each other

         o Condition level deficiencies (very serious deficiencies that may give cause for penalties or de-certification by Medicare) (four elements) - Number of condition level deficiencies on each of the past four surveys

         o Standard level deficiencies (non-serious deficiencies that require a plan for correction) (four elements) - Number of standard level deficiencies on each of the last four surveys

         o Condition level deficiencies reported on both the most recent and prior survey

         o Standard level deficiencies reported on both the most recent and prior survey

         o Surveyor's summary score on the quality of care during the most recent survey

         o  Years in operation

         o  Ownership changes as compared to years in operation

         Working with a group of health care professionals whose area of expertise is home health care, we developed a proprietary weighting system that translates the 15 elements detailed above into numeric scores. Home health agencies were sorted by state based upon the overall score. The top 30% of home health agencies in each state received five stars, the middle 60% received three stars and the bottom 10% received one star. As is the case with nursing homes, the ratings were assigned on a state-by-state basis, rather than nationally, because the surveys from which information is derived on the OSCAR database are conducted by state agencies, and there may be variations in the states' survey process and results. In addition, our site provides specific information with regard to particular deficiencies found in the surveys.

         Physician Report Cards(TM) - This page differs from some of our other report card pages in that it does not provide ratings. Instead, it provides users with the means to assess physicians across the United States. Using data obtained from a number of publicly and privately available sources, we provide information regarding physicians practicing in 64 medical and surgical specialties within 11 major health categories. Our page provides users with a list of physicians in each specialty and enables users to refine their search based upon the following criteria:

         o whether a physician is board certified in the specialty in which he or she is practicing;

         o whether the physician had any state medical board or Medicare sanctions within the past five years;

         o whether the physician practices in a hospital that is ranked by Health Grades as at least a three or five star hospital on our Hospital Report Cards page (if the physician practices in a specialty covered by our hospital ratings)

         o whether the physician has been in practice for at least two, ten, 20 or 30 years; and

         o  whether the physician is male or female.

For example, a user may refine the list of orthopaedic surgeons to only include female board certified surgeons who have been in practice for at least ten years, are affiliated with a hospital that has at least a three star rating and had no state medical board or Medicare sanctions in the past five years.

         In addition, our physician listings provide additional data for each physician including office addresses, telephone numbers, medical schools attended, board certifications, hospital affiliations and other information.

         Hospice Report Cards(TM) - Like our Physician Report Card page, this page does not provide ratings. Instead, it provides users with the means to assess hospice programs across the United States that participate in Medicare. The data on our Hospice Report Card site is purchased from HCFA, and is derived from their Provider of Service ("POS") file. The POS file contains data on every hospice program that participates in Medicare. Hospice services are categorized as "core services" or "non-core services." Core services, as defined in the POS file, are important, basic elements of hospice care that are crucial to virtually every hospice patient and their family. These services include the following:

         o nursing care provided by or under the supervision of a registered nurse;

         o  medical social services provided under the direction of a physician;

         o  physician services; and

         o  counseling.

         Non-core services are also important to high-quality hospice care, but each non-core service may be inappropriate or unnecessary for every hospice patient. Non-core hospice services, as defined in the POS file, include:

         o  physical therapy;

         o  occupational therapy;

         o  speech pathology;

         o  home health aide;

         o  homemaker services;

         o  medical supplies; and

         o  short-term inpatient care.

         Hospice report cards provide users with a list of hospices from which they can refine their search based upon the following criteria:

         o whether the program provides nursing care directly by hospice employees;

         o whether the program provides medical social services directly by hospice employees;

         o whether the program provides physician services directly by hospice employees;

         o whether the program provides counseling directly by hospice employees; and

         o  whether the program provides all non-core hospice services.

         Fertility Clinic Report Cards(TM) - Like our Physician Report Card and Hospice Report Card pages, this page differs from our other report card pages in that it does not provide ratings. Instead, it provides users with the means to assess fertility clinics across the United States. Information on healthgrades.com represents one year (1997) of assisted reproductive technology ("ART") data. ART is defined as any clinical treatment or procedure that involves the handling of human eggs and sperm to help a woman become pregnant. Types of ART include IVF (in vitro fertilization), GIFT (gamete intrafallopian transfer), ZIFT (zygote intrafallopian transfer), egg or embryo donation and surrogate birth.

         The ART data on the healthgrades.com website is acquired from an annual report published by the National Center for Chronic Disease Prevention and Health Promotion of the Centers for Disease Control and Prevention ("CDC"), the American Society of Reproductive Medicine, the Society for Assisted Reproductive Technology ("SART") and RESOLVE, a national consumer group. Fertility clinics in the United States are required to provide ART data to SART and information for 335 fertility clinics are represented in the 1997 CDC/SART report.

         Each fertility clinic profile consists of the following five elements:

             o  General information (contact information for each facility)

             o Program characteristics. Program characteristics include whether the clinic accepts single women and gestational carriers (women who carry children for other women), whether the clinic utilizes a donor egg program and whether the clinic is a member of SART. Users are informed of the percentage of facilities nationwide that has the designated program characteristics.

             o Type of ART (each fertility clinic's ART procedures (e.g., % of procedures using IVF) is compared to the national average)

             o Patient diagnosis (individual clinic patient diagnoses are compared to the national average)

             o Pregnancy success rates (individual clinic pregnancy success rates are compared in four age categories to the national average). For each age category, success rates are provided for three types of ART cycles: cycles that utilize fresh embryos from nondonor eggs, cycles that utilize frozen embryos from non-donor eggs, and cycles that utilize donor eggs.

         Other Provider Profiles - In addition to the report card sections, we provide profiles containing information with regard to the following providers or facilities. The approximate number of providers or facilities addressed in each profile is indicated in parenthesis:

             o  Hospitals (5,000);

             o  Children's Hospitals (75);

             o  Dentists (150,000);

             o  Chiropractors (60,000);

             o  Assisted living residences (21,000);

             o  Mammography facilities (10,000);

             o  Acupuncturists (6,000);

             o  Naturopathic physicians (700);

             o  Birth centers (75); and

             o  Cancer Centers (50).

INFORMATION AND RELATED SERVICES FOR PROVIDERS, EMPLOYERS AND HEALTH PLANS

         The information provided on our healthgrades.com website, and the database from which this information is derived, forms the basis of our marketing efforts. While the information provided on our website is free to consumers, we seek to generate revenues from hospitals and other providers, as well as employers, health plans and others as described below:

SERVICES FOR HOSPITALS AND OTHER PROVIDERS - We offer a Strategic Quality Initiative (SQI) program and a Quality Assessment and Improvement program for hospitals, nursing homes, home health agencies and health plans. The SQI program provides business development tools to providers that are highly rated on our website. Under our SQI program, we license the Health Grades name and our "report card" ratings and data to providers. We also assist providers in promoting their ratings and measuring the success of their efforts. We offer the SQI program to highly rated providers only after our ratings are completed and do not adjust our ratings based on whether a provider is willing to license with us.

         Our Quality Assessment and Improvement program is principally directed to lower-rated providers and is designed to help providers measure and improve the quality of their care. Using our database, we can help identify areas of improvement for providers that are not highly rated and assist them in their improvement efforts.

         As of March 31, 2001, sixty hospitals have joined either our SQI program or our Quality Assessment and Improvement program.

SERVICES FOR EMPLOYERS, HEALTH PLANS AND OTHERS - We offer services for employers designed to reduce direct and indirect healthcare costs and improve the quality of care for employees and health plan members. Our Quality Usage Analysis provides information on the quality of hospital services utilized by employees or health plan members, using their customer claims data. Our Health Plan Decision Support Tool ("DST"), provides detailed quality rating comparisons of health plan provider networks within a given market. Our Provider Selection DST offers customized Internet and intranet services that can be used by employees to assist them in selecting the optimal physician or facility within the network of providers in their health plan. Our customer specific ratings enable us to create hospital quality ratings based upon the customer's claims data. We then apply our proprietary rating methodology to the customer's claims data to develop ratings and reports.

         Quality Solution Analysis - The Quality Solution Analysis is a multi-step process that utilizes our proprietary ratings and the claims data from a customer to analyze the quality of care received by a customer's employee or plan participants. The steps involved in our Quality Solution Analysis are the following:

         o We review historical claims data of a company's employees to determine the extent to which higher quality hospitals have been utilized for specified procedures.

         o We evaluate the correlation between negative events and ratings of hospitals.

         o We assess the quality of hospitals that may be accessed through competing health plans in specified markets.

         o Utilizing the information derived from the preceding steps, we identify opportunities for migrating employees to higher quality facilities, whether through selection of a health plan or a facility within a health plan's network.

         Our Quality Solutions Analysis is marketed to employers, benefit consultants and managed care plans.

         Health Plan DST - Our Health Plan DST rates and compares health plans in a particular market on various quality measures. Using our proprietary Hospital Report Card and Physician Report Card database, we provide information that enables employers to differentiate health plans on objective quality measures. We provide an overall hospital score for a health plan based on the performance rating of each hospital in the health plan's network that takes into account risk-adjusted outcomes information for specified medical procedures. In addition, we provide physician information including scores by specialty and an overall physician score for physicians in a health plan's network. These scores are based on the criteria utilized on our Physician Report Cards page. Our customized Health Plan DST Reports can rate every health plan available to an employer. We believe that use of our Health Plan DST can enhance acceptance of an employer's plan choice insofar as it is based on quality considerations.

         In addition to employers, we market our Health Plan DST to benefit consultants, health plans and managed care consultants.

         Provider Selection DST - Our Provider Selection DST is a customized Internet/intranet version of our healthgrades.com web page. Provider Selection DST provides ratings and other information on physicians and provider facilities available to employees through the employees' health plan network. As is the case on our website, search criteria can be focused on a physician, hospital or other provider. Provider Selection DST also permits search refinement based on a provider's health plan affiliation.

         We believe that Provider Selection DST provides meaningful benefits to employers. Because it enables ratings comparisons for providers within a health plan's own network, we believe employees and health plan members are more likely to select higher quality providers. Moreover, employee migration to higher quality providers can potentially reduce claims expense and, as a result, health plan premium expense.

         We market our Provider Selection DST to employers, health plans and benefit consultants.

ARRANGEMENTS WITH CONTENT PROVIDERS

         We market our website through relationships with other companies that operate internet websites and an aggressive public relations campaign. Several of the companies' pay a fee to us to license access to our information, and some others provide on-line content to us. These arrangements provide additional exposure to our website. As a result, we believe our marketing to health care providers, employers, payors and others is enhanced because of the increased user population that we can make available to those entities who wish to license our data in connection with their own marketing programs.

         In addition, we have engaged in an aggressive public relations campaign, which includes references to our website in connection with our licensing of data to hospitals, appearances on national television and radio programs and coverage in newspapers and periodicals.

COMPETITION

         We believe that www.healthgrades.com is the most comprehensive source of healthcare ratings and provider profiles on the Internet. Moreover, we believe our provider profiles include more extensive information than directories on other websites. HealthGrades has six report cards and ten provider profiles, more than any other Internet company. Most competitors have a physician directory as one of the search selections. Only a few competitors have physician directories containing expanded information such as hospital affiliations, health plans affiliations, board certifications, customer satisfaction survey ratings or sanctions but HealthGrades is the only physician search engine containing all of these elements. A few competitors such as carescout.com and certain state agency websites provide ratings of home health agencies and nursing homes but charge for the information or only display a geographic part of the industry. HealthGrades not only has a national search for all home health and nursing home providers but displays rating information for free. Many competitors have basic healthcare provider information such as name, address and phone number while HealthGrades offers expanded information such as school attended, accreditations and special areas of interest. NCQA has established a health plan ratings page on its website.

PHYSICIAN PRACTICE MANAGEMENT OPERATIONS

         We provide the following services under management services agreements to five musculoskeletal physician practices:

         o assessment of the financial performance, organizational structure, wages and strategic plan of the practice;

         o advice with respect to current and future marketing and contracting plans with third-party payors and managed care plans;

         o  negotiation of malpractice insurance coverage;

         o  provision of access to our patient information databases;

         o analysis of annual performance on a comparative basis with other practices that have contracted with us; and

         o  analysis of coding and billing practices.

         The management services agreements have terms expiring through September 2002. The scope of our physician practice management business has contracted significantly as a result of the transactions described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Modification of Arrangements and Restructuring Transaction."


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

         We believe our Internet service activities and physician practice management operations materially comply with applicable laws. However, we have not received or sought a legal opinion from counsel or from any Federal or state judicial or regulatory authority with respect to our Internet service activities or our practice management operations. Additionally, many aspects of our business have not been the subject of state or Federal regulatory interpretation. The laws applicable to us and the practices that contract with us are subject to evolving interpretations. If we, or these practices, are reviewed by a government authority, we may receive a determination that could be adverse to us or the practices. Furthermore, the laws applicable to either us or the practices may be amended in a manner that could adversely affect us.

         Federal Anti-kickback Law. A federal law commonly known as the "Anti-kickback Law" prohibits the knowing or willful solicitation, receipt, offer or payment of any remuneration that is made in return for:

         o the referral of patients covered under Medicare, Medicaid and other federally-funded health care programs; or

         o the purchasing, leasing or ordering of any good, facility, item or service reimbursable under those programs.

         The law also prohibits remuneration that is made for the recommendation of, or the arranging for, the purchasing, leasing, or ordering of any good, facility, item or service reimbursable under those programs. The law has been broadly interpreted by a number of courts to prohibit remuneration that is solicited, received, offered or paid for otherwise legitimate purposes if one purpose of the arrangement is to induce referrals or the other prescribed activities. The penalties for violations of this law include:

         o  civil monetary penalties;

         o  criminal sanctions;

         o exclusion from further participation in federally funded health care programs (mandatory exclusion in certain cases);

         o the ability of the Secretary of Health and Human Services to refuse to enter into or terminate a provider agreement; and

         o  debarment from participation in other federal programs.

         In 1991, the federal government published regulations that provide exceptions or "safe harbors" to the Anti-kickback Law. Subsequently, in November 1999, final regulations were issued establishing additional safe harbor provisions under the Anti-kickback Law, as well as clarifying the original 1991 safe harbor regulation. The failure of an activity to qualify under a safe harbor provision, while potentially leading to greater regulatory scrutiny, does not render the activity illegal.

         There are several aspects of our activities to which the Anti-kickback Law may be relevant. For example, the Anti-kickback Law has been construed to apply to referral services, where a consumer group, professional society or some other organization charges a health care provider a fee or other payment in exchange for referring such health care provider to a prospective patient. The Anti-kickback Law, and the safe harbor regulations promulgated thereunder, are unclear as to whether activities such as our activities with respect to our HealthGrades.com website would be construed as "referral services." Since, under certain circumstances, hospitals, nursing homes and other health care providers achieving a five-star rating may pay us a fee in exchange for banner advertisements on our website and the use of our name and logo in marketing the health care provider's services, it is possible that we could be deemed to be engaged in referral services in such a manner so as to implicate the Anti-kickback Law. Although a referral services safe harbor was adopted in 1991, we do not believe that our current activities with respect to our HealthGrades.com website would qualify under the referral services safe harbor.

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

         o direct contact between a sales agent and physicians in a position to order items or services;

         o direct contact between the sales agent and federal health care program beneficiaries;

         o the use of sales agents who are health care professionals or persons in a similar position to exert undue influence over purchases or patients; or

         o the marketing of items or services that are separately reimbursable by a Federal health care program (whether on the basis of charges or costs).

         We do not believe that our activities with respect to certain health care providers who achieve a five-star rating on the healthgrades.com website involve any of these suspect characteristics, or other characteristics which the Office of Inspector General would consider abusive or likely to lead to federal health care program abuse. Fees paid to us by health care providers are not in any manner determined based on the amount of revenue or other financial benefit generated by our activities, we are not marketing specific services or items with respect to hospitals or other health care providers, and our healthgrades.com website is not directed to physicians, other health care professionals or federal health care program beneficiaries.

         Finally, we provide, on a limited basis, certain management services to physician practices. These management services are provided through our ProviderWeb.net website and under short-term management services agreements with a limited number of physician practices.

         In at least one advisory opinion, the Inspector General of the Department of Health and Human Services has stated that under certain circumstances, payments by a physician practice to a medical practice management company in exchange for certain marketing services, billing and collection services, and managed care contract negotiation services could constitute illegal remuneration as defined in the Anti-kickback Law, especially where the fee paid by the medical practice to the management company is based on a percentage of medical practice revenue. We do not believe that the limited management services we provide to physician practices or the practice management information and tools we provide to physician practices under our ProviderWeb.net website are the types of services to which this advisory opinion is directed, and our fees under our management services arrangements are no longer based on a percentage of medical practice revenue.

         We do not provide billing and collection services, marketing services or managed care-contracting services under any of our current physician practice management operations. Although our healthgrades.com activities (to the extent they may be deemed "referral services") and general marketing activities do not qualify for protection under the safe harbor regulations, we believe that our activities are not the type of activities and arrangements the Anti-kickback Law prohibits. We are not aware of any legal challenge or proceeding pending against similar activities under the Anti-kickback Law. A determination that we violated the Anti-kickback Law would be detrimental to us.

         State Anti-kickback Laws. Many states have laws that prohibit payment of kickbacks in return for the referral of patients. Some of these laws apply only to services reimbursable under state Medicaid programs. A number of these laws apply to all health care services in the state, regardless of the source of payment for the service. Based on court and administrative interpretation of the federal Anti-kickback Law, we believe that most of these laws prohibit payments to referral sources where a purpose for the payment is for a referral. Most state anti-kickback laws have received limited judicial and regulatory interpretation. Therefore, it is possible that our activities may be found not to comply with these laws. Noncompliance with such laws could subject us to penalties and sanctions.

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

         Health Care Reform. In recent years, a variety of legislative proposals designed to change access to and payment for health care services in the United States have been introduced. Although no major health reform proposals have been passed by Congress to date, such legislation has been and may be considered by Congress and state legislatures. We can make no prediction as to whether health care reform legislation or similar legislation will be enacted or, if enacted its effect on us.

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

INTELLECTUAL PROPERTY

    We regard the protection of our intellectual property rights to be important. We rely on a combination of trademark, patent, and trade secret restrictions and contractual provisions to protect our intellectual property rights. We require selected employees to enter into confidentiality and invention assignment agreements as well as non-competition agreements. The contractual provisions and other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter third parties from developing similar or competing technologies. We are seeking or will seek registration of trademarks for HealthGrades, healthgrades.com, Healthcarereportcards.com, Physician report cards, Physicianreportcards.com, Dentist report cards, Healthcare Report Cards.com, ProviderWeb.net, The Healthcare Ratings Experts, Health Plan Report Cards, HMO Report Cards, Nursing Home Report Cards and our Healthgrades.com plus design with the US Patent and Trademark Office. We also have a patent pending on our health care rating system and methods. We cannot assure that this patent will be issued, or that, even if issued, this patent will adequately protect our technology or processes or otherwise result in commercial advantage to us.

    There is also significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership and other intellectual property rights. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

    For further information, see "Risk Factors - Our propriety rights may not be fully protected, and we may be subject to intellectual property infringement claims by others."

EMPLOYEES

    As of March 31, 2001, we had 50 employees, most of who were located at our corporate offices.

                                  RISK FACTORS

                          Risks Related to Our Business

OUR HEALTH CARE INFORMATION BUSINESS HAS NOT BEEN PROFITABLE AND MAY NEVER BECOME PROFITABLE.

     We began developing our health care information business in 1998. We have also recently undertaken expense reduction measures, involving a reduction in our employee base. For the year ended December 31, 2000, net losses before income taxes for our health care information business were $4,304,056. Despite our efforts to reduce expenditures, we may continue to incur operating losses as we fund operating and capital expenditures to expand our health care information database and website, market our health care information, upgrade our technology and continue to build our brand. Our business model assumes that consumers will be attracted to and use the health care ratings and profile information and related content available on our website, which will, in turn, enable us to license access to the information on our website to hospitals, other providers and other Internet sites. In addition, our business model assumes that employers, health plans and other potential customers will seek our health care information to help increase the quality and reduce the cost of health care. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

WE MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET

     We were notified by the Nasdaq staff on March 1, 2001 that we fail to comply with the minimum bid price requirement for continued listing and that our securities are subject to delisting from the Nasdaq SmallCap Market. We requested a hearing before the Nasdaq Qualifications Panel to review the staff determination. We cannot assure that we will be able maintain our continued listing.

SINCE WE HAVE CHANGED OUR PRINCIPAL BUSINESS FOCUS, WE ARE ESSENTIALLY A NEW COMPANY AND ACCORDINGLY ARE SUBJECT TO THOSE RISKS ASSOCIATED WITH A NEW COMPANY.

     We were founded in 1995, but have only been engaged in the health care information business since 1998 and have continued to modify the scope and focus of our business. As a result, our company is essentially a new venture. Therefore, we do not have a significant operating history upon which you can evaluate us or our prospects, and you should not rely upon our past performance to predict our future performance. In making the transition from a physician practice management company to a health care ratings services company, we substantially changed our business operations and management focus. We are also facing new challenges, including a lack of meaningful historical financial data upon which to plan future budgets, a radically different competitive environment and other risks described below. We cannot assure you that our new model will be successful.

WE MAY NEED ADDITIONAL CAPITAL TO CONTINUE OUR BUSINESS IF WE DO NOT GENERATE SUFFICIENT REVENUES OVER THE NEXT TWELVE MONTHS.

     We believe that we have sufficient resources to meet our requirements for at least the next 12 months. However, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions.

OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR HEALTH CARE INFORMATION.

     To provide our health care information, we must be able to receive comprehensive, reliable data. We currently obtain this data from a number of public and private sources. Our business could suffer if some of these sources were to cease to make such information available and suitable alternative sources are not identified on a timely basis. Moreover, our ability to attract and retain customer interest is dependent on the reliability of the information that we purchase. If our information is inaccurate or otherwise erroneous, our reputation and consumer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we deny, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that determines to stop providing information could hurt our business.

OUR PLAN FOR REVENUE GENERATION MAY NOT BE VIABLE.

         Our business plan contemplates that we will generate revenues from our health care information business principally by:

         o licensing our data, healthgrades.com name and trademarks to highly-rated hospitals and other health care providers for use in connection with their marketing programs;

         o  advising lower rated hospitals on improving their quality of care;

         o providing employees, benefit consultants and health plans with information designed to identify opportunities to migrate employees to higher quality facilities, through selection of a health plan or a facility within a health plan's network;

         o providing employers and others with information that rates and compares health plans in a local area on various quality measures;

         o providing employers, health plans and benefit consultants with information for use by employees in selecting providers and facilities available to employees through the employees' health plan network; and

         o licensing access to our ratings content through linking agreements to other companies that operate Internet "yellow pages" or health care sites;

     However, we do not yet know whether we will be able to generate significant revenues from these activities. Specifically, we have not yet generated substantial revenues from any employers or health plans, and we do not know whether they will view our rating and profile information as useful in connection with their operations. Moreover, while we have licensed access to our healthgrades.com content to several health care information websites, these contracts generally have a relatively short term or can be terminated on short notice and have generated only limited revenues. Many of the Internet health care companies that license our data are recently formed entities that do not have a history of financial viability and may not have the resources to continue licensing arrangements with us, even if they view such arrangements to be helpful. In addition, while we have entered into licensing agreements with a number of hospitals, the use of Internet information in conjunction with hospital and other provider marketing campaigns is a new, unproven concept. We may not be able to expand or retain acceptance by hospitals and other providers.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM OUR WEBSITES OR OTHERWISE PROVIDED TO EMPLOYERS AND OTHERS.

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our websites or otherwise provide to customers. These types of claims have been brought, sometimes successfully, against online services as well as print publications in past. We have received threats from some providers that they will assert defamation and other claims in connection with the information posted on our healthgrades.com website. One provider has also alleged that our use of our rating system constitutes a business practice that violates state law and may also be a basis for product disparagement, negligent misrepresentation and other claims. The provider threatened to institute legal action if we do not remove reference to the provider from our website. We have filed a complaint against the provider seeking a judgment that, among other things, we did not violate state or federal law as a result of our rating of the provider and our ratings are protected by the free speech protections of the United States Constitution and relevant state constitutions.

     Patients who file lawsuits against providers often name as defendants all persons or companies with any nexus to the providers. As a result, patients may file lawsuits against us based on treatment provided by hospitals or other facilities that are highly rated by us, or doctors who are identified on our website or through other information that we provide. In addition, a court or government agency may take the position that our delivery of health information directly, or information delivered by a third-party website that a consumer accesses through our website, exposes us to malpractice or other personal injury liability for wrongful delivery of health care services or erroneous health information. The amount of insurance we maintain with insurance carriers may not be sufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain, and as a result, we may not be able to purchase insurance for some types of risks.

IF WE DO NOT ESTABLISH, MAINTAIN AND STRENGTHEN OUR BRAND, OUR ABILITY TO EXPAND OUR BUSINESS WILL BE IMPAIRED.

     To expand our audience of users and increase our online traffic, and increase interest in our other health care ratings services, we must establish, maintain and strengthen our brand. For us to be successful in establishing our brand, consumers must perceive us as a trusted source of health care information; hospitals, other providers and other health care information websites must perceive us as an effective marketing and sales channel for their services and products; and employees and health plans must perceive us as a source of valuable information that can be used to enhance the quality and cost-effectiveness of health care. We may be required to increase substantially our marketing budget in our efforts to establish brand recognition and brand loyalty. Our business will suffer if our marketing efforts are not productive or if we cannot strengthen our brands.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

     We have recently reduced the size of our employee base in order to lower expenses. Nevertheless, our ability to execute our business plan and be successful depends upon our ability to attract, retain and motivate highly skilled employees when needed. We rely on the continued services of our senior management and other personnel. If we are able to expand our business, we will need to hire additional personnel to support our operations. We may be unable to retain our key employees or attract or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel as needed and retaining and motivating our current personnel, our business will suffer.



WE MAY EXPERIENCE SYSTEM FAILURES THAT COULD INTERRUPT OUR SERVICES.

     The success of our healthgrades.com website and activities related to the website will depend on the capacity, reliability and security of our network infrastructure. We rely on telephone communication providers to provide the external telecommunications infrastructure necessary for Internet communications. We will also increasingly depend on providers of online content and services for some of the content and applications that we make available through healthgrades.com. Any significant interruptions in our services or an increase in response time could result in the loss of potential or existing users or licensees. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for losses that may occur or to provide for costs associated with business interruptions.

     We must be able to operate our website 24 hours a day, 7 days a week, without material interruption. To operate without interruption, we and our content providers must guard against:

         o  damage from fire, power loss and other natural disasters;

         o  communications failures;

         o  software and hardware errors, failures or crashes;

         o security breaches, computer viruses and similar disruptive problems; and

         o  other potential interruptions.

     Our website may be required to accommodate a high volume of traffic and deliver frequently updated information. Our users may experience slower response times or system failures due to increased traffic on our website or for a variety of other reasons. We will also increasingly depend on content and applications providers to furnish information and data feeds on a timely basis. We could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. Any significant interruption of our operations could damage our business.



OUR PROPRIETARY RIGHTS MAY NOT BE FULLY PROTECTED, AND WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BY OTHERS.

     Our failure to adequately protect our intellectual property rights could harm our business by making it easier for our competitors to duplicate our services. We have a number of trademarks for which we are seeking or will seek registration with the U.S. Patent and Trademark office, but cannot assure that the registrations will be forthcoming. We also have a patent pending on our hospital rating system and methodology, but we can give no assurance that the patent will be issued. In addition, we require some of our employees to enter into a confidentiality and invention assignment agreement and, in more limited cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services by others or may be subject to challenge by others. Furthermore, our ability to protect some of our proprietary rights is uncertain since legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet related industries are uncertain and are still evolving.

     In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to a claim that we infringe upon the proprietary rights of others. Although we do not believe that we are infringing upon the rights of others, third parties may claim that we are doing so. The possibility of inadvertently infringing upon the proprietary rights of another is increased for businesses such as ours because there is significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership, copyrights and other intellectual property rights. A claim of intellectual property infringement may cause us to incur significant expenses in defending against the claim. If we are not successful in defending against an infringement claim, we could be liable for substantial damages or may be prevented from offering some aspects of our services. We may be required to make royalty payments, which could be substantial, to a party claiming that we have infringed their rights. These events could damage our business.

WE MAY LOSE BUSINESS IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL OR OTHER CHANGES.

     If we are unable to keep up with changing technology and other factors related to our market, we may be unable to attract and retain users, customers and licensees, which would reduce or limit our revenues. The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new service and product announcements and changing consumer demand. Our future success will depend on our ability to adapt to these changes, and to continuously improve the content, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our website or infrastructure, which might negatively affect our ability to become or remain profitable.

OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY.

     The market for health care information is new, rapidly evolving and competitive. We expect competition to increase significantly, and our business will be adversely affected if we are unable to compete successfully. We currently compete, or potentially compete, with many providers of health care information services and products, both online and through traditional means. We compete, directly and indirectly, for users, consumers and licensees principally with:

         o companies or organizations providing or maintaining online health care information;

         o vendors of health care information, products and services distributed through other means, including direct sales, mail and fax messaging.

         o companies and organizations providing or maintaining general purpose consumer online services that provide access to health care content and services;

         o companies and organizations providing or maintaining public sector and non-profit websites that provide health care information and services without advertising or commercial sponsorships;

         o companies and organizations providing or maintaining web search and retrieval services and other high-traffic websites; and

         o publishers and distributors of traditional media, some of which have established or may establish websites.

Some of these competitors are larger, have greater resources and have more experience in providing health care information than us.

RISKS RELATED TO HEALTH CARE INFORMATION AND THE INTERNET

HEALTH CARE REFORMS AND THE COST OF REGULATORY COMPLIANCE COULD NEGATIVELY AFFECT OUR BUSINESS.

     The health care industry is heavily regulated. Various laws, regulations and guidelines promulgated by government, industry and professional bodies affect, among other matters, the provision, licensing, labeling, marketing, promotion and reimbursement of health care services and products. Our failure or the failure of our subscribers, licensees or customers to comply with any applicable regulatory requirements or industry guidelines could:

         o  result in limitation or prohibition of business activities;

         o  subject us or licensees or customers to adverse publicity; or

         o increase the costs of regulatory compliance or subject us or our licensees or customers to monetary fines or other penalties.

     A federal law commonly known as the Medicare/Medicaid Anti-kickback Law, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services. Another federal law, commonly known as the "Stark" law, prohibits physicians from referring Medicare and Medicaid patients for designated health services to entities with which they have a financial relationship, unless that relationship qualifies for an explicit exception to the referral ban. Some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with licensees such as hospitals. It is possible that additional or changed laws, regulations or guidelines could be adopted in the future.

THE INTERNET IS SUBJECT TO MANY LEGAL UNCERTAINTIES AND POTENTIAL GOVERNMENT REGULATIONS THAT MAY DECREASE USAGE OF OUR WEBSITE, INCREASE OUR COST OF DOING BUSINESS OR OTHERWISE HAVE A DAMAGING EFFECT ON OUR BUSINESS.

     Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could decrease usage for our website, increase our cost of doing business or otherwise cause our business to suffer.

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

OUR BUSINESS COULD BE IMPAIRED BY STATE AND FEDERAL LAWS DESIGNED TO PROTECT INDIVIDUAL HEALTH INFORMATION.

     If we fail to comply with current or future laws or regulations governing the collection, dissemination, use and confidentiality of patient health information, our business could suffer.

     Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. In addition, information regarding employee usage of health care providers and facilities can also be compiled by our systems in connection with services we offer to employers and other health plans. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

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

     Congress has been considering proposed legislation that would establish a new federal standard for protection and use of health information. While we are not gathering patient health information at this time, other third-party websites that consumers access through our website and employees, health plans and other customers may not maintain systems to safeguard any health information they may be collecting. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of information. For example, we contract out the hosting of our website to a third party. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

     Our security measures may not prevent security breaches. Substantial or ongoing security breaches on our system or other Internet-based systems could reduce user confidence in our website, causing reduced usage that adversely affects our business. The secure transmission of confidential information over the Internet is essential to maintain confidence in our websites. We believe that consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, our provision of health care information on the Internet.

     We will need to incur significant expense to protect and remedy against security breaches when we identify a significant business risk. Currently, we do not store sensitive information, like patient information or credit card information, on our websites. If we launch services that require us to gather sensitive information, our security expenditures will increase significantly.

     A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties conducting business over the Internet or customers and others who license our contract.

OTHER RISKS

OUR OFFICERS AND DIRECTORS MAINTAIN SIGNIFICANT CONTROL OF HEALTH GRADES, INC.

     Our officers and directors own approximately 51.6% of our outstanding common stock. If our officers and directors act together, they will be able to control the management and affairs of Health Grades, Inc. and will have the ability to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price for our common stock.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE ANTI-TAKEOVER PROVISIONS THAT MAY DETER OR PREVENT A TAKEOVER ATTEMPT.

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

Item 2. Properties

       We have a six-year lease for our approximately 8,600 sq. foot headquarters facility in Lakewood, Colorado, which expires on February 15, 2001. Our annual lease payments for this facility is approximately $262,000.

Item 3. Legal Proceedings

Reconstructive Orthopaedic Associates

     On October 27, 1999, Reconstructive Orthopaedic Associates II, P.C., ("ROA"), filed a complaint against us in the U.S. District Court for the Eastern District of Pennsylvania. The complaint asserts that, during negotiations between ROA and us related to the restructure agreement by and between ROA and us, we agreed that if we entered into a similar restructuring agreement with any other affiliated practice on financial terms more favorable to such affiliated practice than those extended to ROA under its restructure agreement, we would modify and adjust the terms of their restructure agreement to ensure that ROA received financial terms as favorable as those extended to such other affiliated practice. The complaint further alleges that one or more lawsuits or other adversary proceedings between us and one or more other affiliated practices have been settled, in fact or in principle, on financial terms materially more favorable to the other affiliated practices than the terms extended to ROA under its restructure agreement. ROA seeks compensatory, consequential and incidental damages in excess of $75,000, punitive damages in excess of $1,000,000 and attorneys fees. Additionally, ROA seeks a declaratory judgment that if any of the alleged settlements were entered into between us and any other affiliated practices on terms materially more favorable than those extended to ROA, we would be required to modify and adjust the terms of ROA's restructure agreement to ensure that ROA received financial terms as favorable as those extended to such other affiliated practices.

     Discovery is scheduled to be completed by April 30, 2001. We anticipate that a trial date will be scheduled. The case is set to be placed in the trial pool on June 25, 2001.

     On November 8, 1999, we filed a complaint in the U.S. District Court for the District of Colorado against ROA. The complaint asserts that ROA has taken actions in direct contravention of our management services agreement with ROA, including trying to terminate the agreement in a manner not allowed by the contract, threatening to withhold payments due under the agreement, and filing suit in another jurisdiction in violation of the agreement. We seek a declaration and adjudication of both parties' contractual rights and obligations in order to terminate this dispute. We also seek injunctive relief and damages. Discovery has been completed. The case is scheduled for trial on December 24, 2001.

     We believe we have strong legal and factual defenses to ROA's claims. We intend to vigorously defend against ROA's lawsuit and aggressively pursue our claims.

Orthopaedic Institute of Ohio

     On November 1, 1999, we filed a complaint in the U.S. District Court for the District of Colorado against the Orthopaedic Institute of Ohio, Inc. ("OIO"). The complaint asserts that, prior to the closing of the restructure agreement between OIO and us, OIO, its physician owners and the administrator of OIO diverted over $470,000 from our bank account and deposited such funds into a bank account held by OIO and the physician owners. The complaint further asserts that OIO and the physician owners are continuing to withhold from us amounts that remain due under the restructure agreement of over $720,000. OIO subsequently filed a Motion for Stay of Proceedings and a Motion to Dismiss. Essentially, OIO has argued that all claims made by us are subject to the arbitration clause of the Restructure Agreement by and between us and OIO. We filed a response to OIO's Motions and oral arguments occurred in March 2000.

     On March 27, 2000, the Court entered an order staying the litigation and ordering the parties to resolve their disputes through arbitration. All written submissions were provided to the arbitrator. Effective March 28, 2001, we entered into a settlement agreement with OIO. Under the terms of the agreement, we received a cash payment of $1,750,000 in full satisfaction of certain notes receivable and other assets with the practice, the termination of the current service agreement with the practice and the settlement of a dispute of amounts owed to us arising out of the restructure transaction with OIO.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

                   NAME                        AGE                      POSITION
Kerry R. Hicks..........................       41     Chief Executive Officer
Peter J. Stahl..........................       51     Chief Operating Officer
D. Paul Davis...........................       43     Executive Vice President-Finance, CFO & Treasurer
David G. Hicks..........................       42     Executive Vice President-Information Technology
Timothy D. O'Hare.......................       48     Senior Vice President-Provider Web.net
Peter A. Fatianow.......................       37     Senior Vice President-Business Development
Sarah Loughran..........................       36     Senior Vice President-Content

KERRY R. HICKS, one of our founders, has served as our Chief Executive Officer since our inception in 1995. He also served as our President from our inception until November 1999. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management (LBA). Mr. Hicks received a BS in Business and a Masters in Information Systems from Colorado State University.

PETER J. STAHL has served as Chief Operating Officer for Health Grades, Inc. since September 2000. He served from February 1991 to April 2000 as Executive Vice President of Business Development at Duff & Phelps Credit Rating Co., a financial advisory company specializing in credit rating and research.

D. PAUL DAVIS has served as our Executive Vice President - since November 1999. He has been our Chief Financial Officer since March 1997. He was our Senior Vice President of Finance from March 1997 until August 1998, and from March 1996 until March 1997 he was Vice President of Finance. From January 1993 to March 1996, Mr. Davis served as Vice President of Finance for Surgical Partners of America, Inc. Mr. Davis received a BS degree in Accounting from the University of Utah. He is a Certified Public Accountant and a Certified Management Accountant.

DAVID G. HICKS has served as our Executive Vice President - Information Technology since November 1999. He was Senior Vice President of Information Technology from May 1999 to November 1999 and Vice President of Management Information Systems from March 1996 until May 1999. From 1994 to March 1996, Mr. Hicks worked as Manager of Information Technology for the Association of Operating Room Nurses. He was responsible for all information technology development. From 1992 to 1994, Mr. Hicks worked as Manager of Financial Systems for Coors Brewing Company. Mr. Hicks received a BS degree in Management Information Systems from Colorado State University.

TIMOTHY D. O'HARE has served as our Senior Vice President - ProviderWeb.net since November 1999. He was our Vice President - Operations from August 1996 until November 1999. From 1987 to 1994, Mr. O'Hare served as Vice President and Executive Director of HealthCare of North Carolina. From 1994 to 1996, Mr. O'Hare served as Executive Director of Kaiser Foundation Health Plan of North Carolina. Mr. O'Hare has over 20 years experience in healthcare, having worked for managed care companies, hospitals, and physicians. Mr. O'Hare received a BS degree in Business from Virginia Tech and an MHA degree from Virginia Commonwealth University.

PETER A. FATIANOW has served as our Senior Vice President - Business Development since March 2000. He has served in several capacities for HG.com and Healthcare Ratings, Inc. since July 1998, most recently as Senior Vice President - Operations. He was previously our Vice President of Business Development from our inception until July 1998. From July 1998 until February 1999, he was a partner of Consolidation Capital Partners LLC, which provided consulting services to us in connection with our restructuring transaction with our former affiliated practices. From July 1994 to February 1996, Mr. Fatianow worked as an Associate Vice President in Healthcare Corporate Finance with Morgan Keegan & Company, Inc. Previously, he spent two years in Credit Suisse First Boston's Health Care Group in New York. Mr. Fatianow received a BS in Business Management with an emphasis in finance from Brigham Young University.

SARAH LOUGHRAN has served as our Senior Vice President - Content since March 2000 and as Senior Vice President - Content of our subsidiary, HG.com and its successor, Healthcare Ratings, Inc. since 1998. From 1996 to 1997, Ms. Loughran worked as Assistant Vice President for Product Development for HCIA, where she developed a number of information application products. From 1994 to 1996, Ms. Loughran served as a Senior Consultant at LBA Healthcare Management. In this role, she consulted with more than 35 different hospitals on managing cost by clinical specialty. Ms. Loughran received a BA in Economics from Vanderbilt University and an MBA and MHSA from the University of Michigan.

Kerry R. Hicks and David G. Hicks are brothers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated as reported on the Nasdaq Stock Market.

                                                            HIGH           LOW
                                                            ----           ---
Year Ended December 31, 1999
    First Quarter................................        $    1 7/8     $     5/8
    Second Quarter...............................             3               3/8
    Third Quarter................................             5 7/8         1 27/32
    Fourth Quarter (1)...........................             4 7/8         1 7/16

Year Ended December 31, 2000
    First Quarter................................        $    3 1/2     $   2
    Second Quarter...............................             2 9/16          15/169
    Third Quarter................................             1 29/32            3/4
    Fourth Quarter ..............................             1 1/4             7/32

(1) Since November 24, 1999, the Company's common stock has been listed on the Nasdaq Small Cap Market. The common stock previously was listed on the Nasdaq National Market.

We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data

Statement of Operations Data

                                                       YEAR ENDED       YEAR ENDED     YEAR ENDED       YEAR ENDED     YEAR ENDED
                                                      DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                      ------------    -------------   -------------    ------------   ------------
                                                         2000             1999            1998            1997           1996(1)
                                                      ------------    -------------   -------------    ------------   ------------
Revenue:
      Ratings and advisory revenue                    $  1,578,979    $     407,577   $          --    $         --   $         --
      Physician practice service fees                    4,249,658       28,948,397      76,649,778      45,966,531      4,392,050
      Other                                                  9,051        2,229,774       2,531,524       3,689,390             --
                                                      ------------    -------------   -------------    ------------   ------------
                                                         5,837,688       31,585,748      79,181,302      49,655,921      4,392,050
                                                      ------------    -------------   -------------    ------------   ------------
Costs and expenses:
   Ratings and advisory costs and expenses:
      Production, content and product development        2,085,402        1,217,917      55,188,411      31,644,618      2,820,743
      Sales and marketing                                1,572,505        1,853,191              --              --             --
   Physician practice services costs and expenses:
      Clinic expenses                                           --       15,234,416              --              --             --
      Impairment loss on service agreements                     --               --      94,582,227              --             --
      Litigation and other costs                           812,084        5,309,168       3,564,392              --             --
      Impairment loss on intangible assets and
         other long-lived assets                                --               --       3,316,651              --             --
   General and administrative                            8,723,434       10,570,223      14,468,537       7,861,015      3,770,263
                                                      ------------    -------------   -------------    ------------   ------------
      Total costs and expenses                          13,193,425       34,184,915     171,120,218      39,505,633      6,591,006
                                                      ------------    -------------   -------------    ------------   ------------
(Loss) income from operations                           (7,355,737)      (2,599,167)    (91,938,916)     10,150,288     (2,198,956)
Other:
      (Loss) gain on sale of assets,practice disputes
         and amendment and  restatement of service
         agreements                                       (699,010)       2,766,284              --              --             --
      Gain on sale of equity investment                         --          127,974       1,240,078              --             --
      Gain on sale of subsidiary                                --          221,258              --              --             --
      Interest income                                      511,657          312,447         187,450         536,180         11,870
      Interest expense                                    (471,553)      (2,489,427)     (3,741,089)       (942,144)       (90,368)
                                                      ------------    -------------   -------------    ------------   ------------
(Loss) income before income taxes                       (8,014,643)      (1,660,631)    (94,252,477)      9,744,324     (2,277,454)
Income tax benefit (expense)                               469,897        2,625,561      32,466,391      (3,873,926)       506,071
                                                      ------------    -------------   -------------    ------------   ------------

Net (loss) income                                     $ (7,544,746)   $     964,930   $ (61,786,086)   $  5,870,398   $ (1,771,383)
                                                      ============    =============   =============    ============   ============
Net (loss) income per common share (basic)            $      (0.39)   $        0.07   $       (3.39)   $       0.38   $      (0.16)
                                                      ============    =============   =============    ============   ============
Weighted average number of common shares
      used in computation (basic)                       19,535,841       14,202,748      18,237,827      15,559,368     11,422,387
                                                      ============    =============   =============    ============   ============


Net (loss) income per common share (diluted)          $      (0.39)   $        0.07   $       (3.39)   $       0.37   $      (0.14)
                                                      ============    =============   =============    ============   ============

Weighted average number of common
      shares and common share equivalents
      used in computation (diluted)                     19,535,841       14,817,732      18,237,827      16,071,153     12,454,477
                                                      ============    =============   =============    ============   ============

    BALANCE SHEET DATA

                          DECEMBER 31, 2000    DECEMBER 31, 1999      DECEMBER 31, 1998     DECEMBER 31, 1997     DECEMBER 31, 1996
                          -----------------    -----------------      -----------------     -----------------     -----------------
Working capital (deficit)   $  4,292,698         $  1,383,945           $(21,457,105)         $ 21,924,386          $  7,637,724
Total assets                  14,371,174           20,392,868             70,179,278           140,301,650            16,013,125
Total long-term debt                  --            8,803,283                680,152            33,885,141             5,142,450
Total short-term debt          1,559,213            7,702,005             53,514,615                    --                    --

(1) The 1996 net income (loss) per share and weighted average share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

We are a healthcare ratings services company. We grade, or provide consumers with the means to assess and compare the quality or qualifications of, various types of healthcare providers. We also provide profile information for a variety of providers and facilities. We make this information available to consumers, employers, and health plans to assist them in selecting healthcare providers. For consumers, this information is available free of charge on our website, www.healthgrades.com. For employers, we provide, for a fee, customized information designed to encourage employees to utilize quality providers to reduce medical benefit costs as well as indirect costs of lost workdays and productivity. For health plans, we provide, for a fee, customized information designed to assist them in selecting network providers who can enhance the quality of care for their members.

      We also offer services to healthcare providers. For providers who have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, we offer quality improvement services designed to identify deficiencies and improve quality. We also provide limited physician practice management services to musculoskeletal practices under management services agreements that have terms expiring through September 2002.

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

MODIFICATION OF ARRANGEMENTS AND RESTRUCTURING TRANSACTION

     To date, we have closed restructuring transactions and/or entered into settlement agreement with substantially all of our affiliated practices. Under the restructure agreements, we transferred, with respect to each practice, all of the accounts receivable relating to the practice; tangible and intangible assets purchased or acquired by the Company in respect of the practice, other than those disposed of in the ordinary course of business since the date the Company affiliated with the practice; all prepaid expenses relating to the practice; all inventory relating to the practice; and all other assets relating to the practice. The amount received by the Company from each practice and its physician owners for the assets sold to the practice generally equals the sum of
(1) the book value of the accounts receivable relating to the practice on the effective date of closing; (2) the book value of all fixed assets and other capital assets relating to the practice on the effective date of closing; (3) the book value of all prepaid expenses relating to the practice on the effective date of closing; (4) the book value of all notes and other receivables the physician owners of the practice owe to the Company on the effective date of closing; and (5) the cash balance of the practice's deposit account on the effective date of closing, reduced by the book value of the liabilities and obligations relating to the practice on the effective date of closing.

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

        During 1999 and 2000, the Company also entered into settlement agreements with several Affiliated Practices which terminated the service agreements with the respective Affiliated Practices. As of March 31, 2001, the Company has five management services arrangements remaining expiring at various times through September 2002. Three of the practices are subject to monthly service fees, while two paid a lump sum fee in connection with the closing of the restructuring transaction, in lieu of the monthly fee obligation.


ACQUISITION OF MINORITY INTERESTS AND OFFICER NOTES; EQUITY FINANCING

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

    On March 17, 2000, we closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors paid $14.8 million to us in return for 7,400,000 shares of our common stock and five-year warrants to purchase 2,590,000 shares of our common stock at an exercise price of $4.00 per share. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, were approximately $14.4 million. In connection with the Equity Financing, we also issued an aggregate of 165,000 shares to our bank syndicate as a financing fee. We also issued a warrant to purchase 150,000 shares of our common stock to a company that served as a financial advisor to us in connection with the Equity Financing, at an exercise price of $3.45 per share. In connection with the Equity Financing, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of our common stock and five-year warrants to purchase 560,000 shares of our common stock at $4.00 per share. In accordance with the provisions of EIFT 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, we recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in our Consolidated Statement of Operations.

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

In the fourth quarter of 2000, we changed our method of accounting for promotional agreements. Under these agreements, companies that access our content through licensing agreements offset their cash obligations to us by providing significant Health Grades branding on their websites or by providing other services to us. Revenue recognized under such arrangements is commonly referred to as barter revenue. Previously, we recorded revenue under promotional agreements at the fair value of the content licensing, in reliance upon Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" and disclosed, in our filings with the Securities and Exchange Commission, the amount of such revenue included in our Statements of Operations. However, we became aware that, recently, the consensus reached by the Emerging Issues Task Force in EITF 99-17, "Accounting for Advertising Barter Transactions," is being applied by the staff of the Securities and Exchange Commission to a broad range of barter transactions. By its express terms, EITF 99-17 addresses transactions in which companies exchange rights to place advertisements on each others' web sites and not transactions, such as our promotional agreements, involving the provision of content to websites. Management has determined to apply EITF 99-17 to our barter transactions. As a result, we have restated our year 2000 quarterly financial statements to reverse revenues and the corresponding expenses relating to our promotional agreements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUE:

Ratings and advisory revenue

Ratings and advisory revenue was $1.6 million for the year ended December 31, 2000, an increase of $1.2 million from the year ended December 31, 1999. This increase is primarily due to our entry into additional SQI agreements with hospitals and other healthcare providers during 2000.

Physician practice service fees

Physician practice service fees include services fees and other revenue derived from our physician practice management business. For the year ended December 31, 2000, physician practice service fees decreased to approximately $4.2 million from $28.9 million for the year ended December 31, 1999. This decrease reflects the substantial reduction in our physician practice management operations. For the year ended December 31, 2000, physician practice service fees includes a non-recurring payment of approximately $2.5 million related to the termination of management services agreements with three of our affiliated practices.

COSTS AND EXPENSES:

Production, content and product development

Production, content and product development costs were approximately $2.1 million for the year ended December 31, 2000, compared to $1.2 million for the year ended December 31, 1999. The increase from 1999 is primarily due to the expansion of the healthgrades.com website during the first part of 2000. Since January 1, 2000, we have enhanced our website by including report card pages for home health agencies and hospices and adding directories for naturopathic physicians and birthing centers. Additionally, through an agreement with GeoAccess, we have enhanced our physician data.


Clinic expenses

Previously, under our long-term service agreements with physician practices, we provided, among other things, facilities and management, administrative and development services to the affiliated practices, and employed most non-physician personnel of the affiliated practices, in return for specified service fees. The operating expenses incurred by us included the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical aspects of the affiliated practices and depreciation and amortization of assets. We did not incur any clinic expenses for the year ended December 31, 2000 as we are no longer obligated to pay clinic expenses under our management services arrangements with physician practices.

Litigation and other costs

During 2000 we continued to be involved in litigation with certain of our former affiliated practices. For the year ended December 31, 2000, litigation and other costs decreased $4.5 million to $.8 million from $5.3 million for the year ended December 31, 1999. This decrease is due to the fact that during the latter part of 1999 and in the first half of 2000, we reached settlement agreements with several former affiliated practices.

General and administrative

General and administrative expenses decreased to approximately $8.7 million for the year ended December 31, 2000, compared to $10.6 million for the year ended December 31, 1999. This decrease of approximately $1.9 million is primarily due to the reduction in employees during the latter part of 1999 as a result of the substantial reduction in our physician practice management operations.

(Loss) gain on sale of assets and other

During the year ended December 31, 2000, we incurred a loss on sale of assets and other, of approximately $699,000. This amount consisted primarily of a loss of $352,000 on the settlement of a dispute with one of our former affiliated practices, a loss of $275,000 on the sale of two MRI units, a gain of approximately $142,000 primarily related to a litigation settlement with one of our former affiliated practices, and a loss of approximately $214,000 related to the writedown of certain assets.

Interest expense

We incurred interest expense of approximately $472,000 for the year ended December 31, 2000, compared to interest expense of approximately $2.5 million for the year ended December 31, 1999. This decrease reflects the reduction of our indebtedness with our bank syndicate from a balance of approximately $11.9 million as of December 31, 1999 to a balance of approximately $1.4 million as of December 31, 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUE:

Ratings and advisory revenue

Ratings and advisory revenue was approximately $408,000 for the year ended December 31, 1999. There was no corresponding revenue during 1998.

Physician practice services fees

Physician practice service fees were $28.9 million for the year ended December 31, 1999, compared to $76.6 million for 1998. The decrease was primarily the result of the reduced service fees received by us due to the modification of arrangements with four practices beginning January 1, 1999 and the restructuring transaction which resulted in the modification of arrangements with nine practices. In connection with the restructuring transaction, management services obligations and service fees were reduced commencing April 1, 1999.

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

Litigation and other costs

As a result of litigation with certain of our affiliated practices, we recorded a charge of approximately $3.4 million for the year ended December 31, 1999 to reserve for service fee revenues that were not paid by these practices. For the year ended December 31, 1999, we incurred approximately $1.1 million in expenses directly related to these disputes. In addition, for the year ended December 31, 1999, we incurred legal and other consulting fees of approximately $750,000 associated with the restructuring transaction with nine of our affiliated practices.

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

Gain on sale

During 1998, we funded, through our wholly-owned subsidiary, Ambulatory Services, Inc. ("ASI"), the purchase of a lease for, and improvements to, a surgery center in Lutherville, Maryland. The surgery center was the only asset of SCN of Maryland, LLC (the "LLC"), which was wholly owned by ASI. In March 1999, the LLC issued to ASI, a promissory note in the amount of $2,120,619 with respect to advances made by ASI to cover development of the surgery center. This promissory note bore interest at 8% and was payable in sixty monthly installments beginning July 1, 1999. In March 1999, we sold 68% of our interest in the LLC to certain physician owners of a practice affiliated with us for $360,505. The sale resulted in a pre-tax gain of $221,258. In September 1999, we sold our remaining interest in the LLC to the affiliated practice for $169,650. In addition, we received $2,212,445, in full payment of the obligation, including accrued interest, of the LLC to ASI and $502,633 to repay working capital advances made by ASI to the LLC. This sale resulted in a pre-tax gain of $127,974. We used approximately $1.6 million of the proceeds from this sale to reduce the amount outstanding under our credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2000, we incurred a loss from operations of approximately $7.5 million and sustained negative cash flows from operations of approximately $2.4 million due primarily to the development and expansion of our healthcare ratings business. As described more fully in Note 1 to our Consolidated Financial Statements, during the latter part of 1999 and in 2000, we transitioned our core line of business from physician practice management to healthcare ratings services. In connection with this transition, revenues from our physician practice management services have been substantially reduced, while we are incurring significant costs to develop and expand our healthcare ratings services by, among other things, adding staff to sell our healthcare ratings services and increasing our information technology personnel to develop and maintain our healthgrades.com website. Management intends to address these issues through the generation of increased revenues as we continue to expand our healthcare ratings services business, the implementation of certain general and administrative cost reductions and potential equity and/or debt financing. As of April 16, 2001, we have repaid our note payable with our bank syndicate and obtained an equity financing commitment of up to $2.0 million, as more fully described in Note 21 to our Consolidated Financial Statements. Management believes that the equity financing commitment, in conjunction with its operational plans will be sufficient to allow us to sustain our operations through December 31, 2001.

Effective September 1999, we entered into an amendment to our credit facility, which converted the credit facility to a term loan. The term loan provided for monthly principal and interest payments through November 2000, with interest payable at a floating rate based on the lead bank's prime lending rate plus
 .75%. At December 31, 1999, the effective interest rate was 9.25%. The term loan did not contain any financial covenants other than timely principal and interest payments. The term loan was secured by substantially all of our assets.

Effective March 2000, we entered into amendment to the term loan. The amendment extended the final payment on the loan to November 2001. The revised term loan provided for monthly principal and interest payments through November 2001, with interest payable at a floating rate based on the lead bank's prime lending rate plus .75%. At December 31, 2000, the effective interest rate was 10.25%. The monthly principal payments under the term loan are $50,000 per month beginning April 2000, with the final payment for any remaining balance on the loan due November 2001. On March 28, 2001, we repaid the balance of the term loan of approximately $1.0 million with the proceeds from the settlement of litigation with a former affiliated practice. (See Note 21 to our Consolidated Financial Statements for further discussion of this settlement.)

At December 31, 2000, we had working capital of approximately $4.3 million, an increase of $2.9 million from working capital of $1.4 million as of December 31, 1999. The increase in working capital is primarily a result of the Equity Financing described above.

For the year ended December 31, 2000, cash flow used in operations was approximately $2.4 million compared to cash flow used in operations of approximately $738,000 for the same period of 1999.



ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None

Item 8. Financial Statements and Supplementary Data

See pages F-1 through F-22 and page S-1 of this document.

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

                 EXHIBIT
                 NUMBER                        DESCRIPTION
                  3.1      Certificate of Amendment of Amended and Restated
                           Certificate of Incorporation and Amended and Restated
                           Certificate of Incorporation

                  3.2      Amended and Restated Bylaws

                  10.1     1996 Equity Compensation Plan, as amended
                           (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

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

                  10.3     Amendment No. 3 to the Second Amended and Restated
                           Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc.,
                           SCN of Princeton, Inc., NationsBank of Tennessee
                           N.A., AmSouth Bank, Banque Paribas, Key Corporate
                           Capital Inc. and NationsBank of Tennessee, N.A., as
                           Agent (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

                  10.4     Amendment No. 4 to the Second Amended and Restated
                           Revolving Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc,
                           SCN of Princeton, Inc., NationsBank of Tennessee
                           N.A., AmSouth Bank, Banque Paribas, Key Corporate
                           Capital Inc. and NationsBank of Tennessee, N.A., as
                           Agent (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

                  10.5 Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R.
                           Hicks (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1
                           (File No. 333-17627))

                  10.6 Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Patrick M.
                           Jaeckle (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
                           (File No. 333-17627))

                  10.7 Employment Agreement dated as of February 22, 1996 by and between Specialty Care Network, Inc. and Paul
                           Davis (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1
                           (File No. 333-17627)).

                  10.7.1   Amendment to Employment Agreement between Specialty
                           Care Network, Inc. and D. Paul Davis dated December
                           5, 1997. (incorporated by reference to Exhibit 10.6.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

                  10.8 Employment Agreement dated as of March 1, 1996 by and between Specialty Care Network, Inc. and David Hicks
                           (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (File
                           No. 333-17627))

                  10.9     Amendment to Employment Agreement between Specialty
                           Care Network, Inc. and David Hicks, dated December 2,
                           1997. (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

                  10.10 Amended and restated stock purchase agreement dated as of March 3, 2000 among Healthgrades.com, Inc. and
                           Essex Woodlands Health Ventures Fund IV, L.P.,
                           Chancellor V, L.P., Paine Webber as custodian for
                           William J. Punk, I.R.A. and Punk Ziegel & Company
                           Investors, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended March 31, 2000)

                  21       Subsidiaries of the registrant.

                  23       Consent of Ernst & Young LLP.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HEALTH GRADES, INC.

Date: April 16, 2001                                /s/ Kerry R. Hicks
                                                   -----------------------------
                                                   Kerry R. Hicks
                                                   Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           NAME                               TITLE                       DATE
---------------------------    ----------------------------------    --------------
/s/ Kerry R. Hicks             Chief Executive Officer               April 16, 2001
-----------------------        (Principal Executive Officer)
Kerry R. Hicks


/s/ D. Paul Davis              Executive Vice President - Finance    April 16, 2001
-----------------------        (Principal Financial Officer) and
D. Paul Davis                  Treasurer


                               Director
-----------------------
Patrick M. Jaeckle


/s/ Peter H. Cheesbrough       Director                              April 16, 2001
-----------------------
Peter H. Cheesbrough


/s/ Leslie S. Matthews, M.D.   Director                              April 16, 2001
-----------------------
Leslie S. Matthews, M.D.


/s/ Mats Wahlstrom             Director                              April 16, 2001
-----------------------
Mats Wahlstrom


/s/ Marc S. Sandroff           Director                              April 16, 2001
-----------------------
Marc S. Sandroff


/s/ Parag Saxena               Director                              April 16, 2001
-----------------------
Parag Saxena


/s/ John Quattrone             Director                              April 16, 2001
-----------------------
John Quattrone


/s/ Allen Dodge                Vice President - Finance/Controller
-----------------------        (Principal Accounting Officer)        April 16, 2001
Allen Dodge

                          INDEX TO FINANCIAL STATEMENTS

HEALTH GRADES, INC. AND SUBSIDIARIES:
    Report of Independent Auditors....................................     F-1
    Consolidated Balance Sheets.......................................     F-2
    Consolidated Statements of Operations.............................     F-3
    Consolidated Statements of Stockholders' Equity (Deficit).........     F-4
    Consolidated Statements of Cash Flows.............................     F-5
    Notes to Consolidated Financial Statements........................     F-7

                         Report of Independent Auditors

Board of Directors and Stockholders of Health Grades, Inc.

We have audited the accompanying consolidated balance sheets of Health Grades, Inc. and subsidiaries (collectively the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Grades, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/ ERNST & YOUNG LLP
                                            ------------------------------------
                                               Ernst & Young LLP

Denver, Colorado
March 9, 2001,
Except for Notes 2 and 21, as to which the Date is April 16, 2001

                      Health Grades, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                               DECEMBER 31
                                                                           2000           1999
                                                                       ------------   ------------
ASSETS
Cash and cash equivalents                                              $  4,797,868   $    316,767
Restricted cash                                                                  --      1,178,848
Accounts receivable, net                                                    827,694      2,744,912
Due from affiliated practices in litigation, net                          1,944,919      2,745,413
Prepaid expenses, inventories and other                                     206,417        205,665
Current portion notes receivable                                            635,186      3,531,099
Prepaid and recoverable income taxes                                             --      1,838,589
                                                                       ------------   ------------
Total current assets                                                      8,412,084     12,561,293

Property and equipment, net                                                 860,953      1,656,613
Goodwill, net of accumulated amortization of
     $816,609 and $-- in 2000 and 1999, respectively
                                                                          5,033,391      4,000,000
Notes receivable, less current portion                                           --      1,661,485
Other assets                                                                 64,746        513,477
                                                                       ------------   ------------
Total assets                                                           $ 14,371,174   $ 20,392,868
                                                                       ============   ============


                                                                                DECEMBER 31
                                                                           2000            1999
                                                                       ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                       $     69,591    $    520,767
Accrued payroll, incentive compensation and related
   expenses                                                                 599,463         278,474
Accrued expenses                                                            646,110       1,531,550
Notes payable                                                             1,559,213       7,352,005
Notes payable to officers                                                        --         350,000
Deferred income                                                           1,170,009       1,144,552
Income taxes payable                                                         75,000              --
                                                                       ------------    ------------
Total current liabilities                                                 4,119,386      11,177,348
Notes payable, less current portion                                              --       5,603,283
Notes payable to officers, less current portion                                  --       3,200,000
Deferred income                                                             188,021         646,847
                                                                       ------------    ------------
Total liabilities                                                         4,307,407      20,627,478

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding                          --              --
   Common stock, $0.001 par value, 50,000,000
     shares authorized, and
     28,817,400 and 18,738,686 shares issued and outstanding in
     2000 and 1999, respectively                                             28,817          18,739
   Additional paid-in capital                                            87,381,917      67,509,276
   Accumulated deficit                                                  (64,266,887)    (56,722,141)
   Treasury stock                                                       (13,080,080)    (11,040,484)
                                                                       ------------    ------------
Total stockholders' equity (deficit)                                     10,063,767        (234,610)
                                                                       ------------    ------------
Total liabilities and stockholders' equity (deficit)                   $ 14,371,174    $ 20,392,868
                                                                       ============    ============


See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                            Years ended December 31,

                                                              2000            1999            1998
                                                          ------------    ------------    ------------
   Revenue:
     Ratings and advisory revenue                         $  1,578,979    $    407,577    $         --
     Physician practice service fees                         4,249,658      28,948,397      76,649,778
     Other                                                       9,051       2,229,774       2,531,524
                                                          ------------    ------------    ------------
                                                             5,837,688      31,585,748      79,181,302
                                                          ------------    ------------    ------------

   Costs and expenses:
     Ratings and advisory costs and expenses:
       Production, content and
        product development                                  2,085,402       1,217,917              --
       Sales and marketing                                   1,572,505       1,853,191              --

   Physician practice services costs and expenses:
     Clinic expenses                                                --      15,234,416      55,188,411
     Litigation and other costs                                812,084       5,309,168       3,564,392
     Impairment loss on service agreements                          --              --      94,582,227
     Impairment loss on intangible assets
       and other long-lived assets                                  --              --       3,316,651
     General and administrative                              8,723,434      10,570,223      14,468,537
                                                          ------------    ------------    ------------

                                                            13,193,425      34,184,915     171,120,218
                                                          ------------    ------------    ------------
   Loss from operations                                     (7,355,737)     (2,599,167)    (91,938,916)
   Other:
     (Loss) gain on sale of assets, practice
        disputes, and amendment and
        restatement of service agreements                     (699,010)      2,766,284              --
      Gain on sale of equity investment                             --         127,974       1,240,078
      Gain on sale of subsidiary                                    --         221,258              --
      Interest income                                          511,657         312,447         187,450
      Interest expense                                        (471,553)     (2,489,427)     (3,741,089)
                                                          ------------    ------------    ------------
   Loss before income taxes                                 (8,014,643)     (1,660,631)    (94,252,477)
   Income tax benefit                                          469,897       2,625,561      32,466,391
                                                          ------------    ------------    ------------
   Net (loss) income                                      $ (7,544,746)   $    964,930    $(61,786,086)
                                                          ============    ============    ============

Net (loss) income per common share (basic)                $      (0.39)   $       0.07    $      (3.39)
                                                          ============    ============    ============
Weighted average number of common shares
      used in computation (basic)                           19,535,841      14,202,748      18,237,827
                                                          ============    ============    ============

   Net (loss) income per common
      share (diluted)                                     $      (0.39)   $       0.07    $      (3.39)
                                                          ============    ============    ============

   Weighted average number of common
      shares and common share equivalents
      used in computation (diluted)                         19,535,841      14,817,732      18,237,827
                                                          ============    ============    ============

See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                    Consolidated Statements of Stockholders'
                          Equity (Deficit) Years ended
                        December 31, 2000, 1999 and 1998


                                              COMMON STOCK                          (ACCUMULATED
                                             $0.001 PAR VALUE         ADDITIONAL      DEFICIT)
                                         ------------------------      PAID-IN        RETAINED        TREASURY
                                           SHARES        AMOUNT        CAPITAL        EARNINGS          STOCK           TOTAL
                                         -----------    ---------    ------------   ------------    -------------    ------------
Balances at January 1, 1998               17,703,293    $  17,703    $ 60,995,177   $  4,099,015    $          --    $ 65,111,895
Shares and other equity
  instruments issued in
  connection with the
  acquisitions of net assets of
  affiliated practices and
  Provider Partnerships, Inc.                879,480          880       5,561,101             --               --       5,561,981
Exercise of employee stock options            36,100           36         231,314             --               --         231,350
2,237,644 shares acquired as
  treasury stock                                  --           --              --             --       (3,963,673)     (3,963,673)
Tax benefit related to employee
  stock options                                   --           --          86,863             --               --          86,863
Non-cash compensation expense
  related to employee stock
  options                                         --           --         119,172             --               --         119,172
Net loss                                          --           --              --    (61,786,086)              --     (61,786,086)
                                         -----------    ---------    ------------   ------------    -------------    ------------
Balances at December 31, 1998             18,618,873       18,619      66,993,627    (57,687,071)      (3,963,673)      5,361,502
                                         -----------    ---------    ------------   ------------    -------------    ------------
Non-cash compensation expense
 related to employee stock options                --           --         448,374             --               --         448,374
Exercise of employee stock options           119,813          120          67,275             --               --          67,395
4,182,634 shares acquired as
 treasury stock                                   --           --              --             --       (7,076,811)     (7,076,811)
Net income                                        --           --              --        964,930               --         964,930
                                         -----------    ---------    ------------   ------------    -------------    ------------
Balance at December 31, 1999              18,738,686       18,739      67,509,276    (56,722,141)     (11,040,484)       (234,610)
                                         -----------    ---------    ------------   ------------    -------------    ------------
Non-cash compensation expense
 related to employee stock options                                         55,718                                          55,718
Exercise of employee stock options           113,714          113          62,688             --               --          62,801
888,779 shares acquired as
 treasury stock                                   --           --              --             --       (2,039,596)     (2,039,596)
Equity financing, net                      7,565,000        7,565      14,348,635             --               --      14,356,200
Cancellation of officer notes              1,600,000        1,600       3,198,400             --               --       3,200,000
Non-cash compensation expense
  related to officer note cancellation            --           --         347,200             --               --         347,200
Acquisition of minority interest             800,000          800       1,849,200             --               --       1,850,000
Retainer warrants - SmallCaps Online              --           --          10,800             --               --          10,800
Net loss                                          --           --              --     (7,544,746)              --      (7,544,746)
                                         -----------    ---------    ------------   ------------    -------------    ------------
Balance at December 31, 2000              28,817,400    $  28,817    $ 87,381,917   $(64,266,887)   $ (13,080,080)   $ 10,063,767
                                         ===========    =========    ============   ============    =============    ============


See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                            Years ended December 31,

                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
OPERATING ACTIVITIES
Net (loss) income                                              $ (7,544,746)   $    964,930    $(61,786,086)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Non-cash compensation expense related to
       employee stock options                                        55,718         448,374         119,172
     Retainer warrants                                               10,800              --              --
     Depreciation expense                                           707,408       1,757,700       2,227,101
     Amortization expense                                           816,609       1,567,352       4,374,607
    Bad debt expense                                                324,607          33,570              --
    Gain on sale of equity investment                                    --        (127,973)     (1,240,078)
    Gain on sale of subsidiary                                           --        (221,258)             --
    Non-cash compensation expense related to officer
      note cancellation                                             347,200              --
    Loss on disposal of assets                                      699,748         181,251              --
    Gain on sale of assets, practice disputes,
      and amendment and restatement of
      service agreements                                                 --      (2,766,284)             --
    Impact of termination agreement                                      --      (1,073,777)             --
    Equity in loss of investee                                           --          23,852              --
     Impairment loss on service agreements, non-cash                     --              --      94,582,227
     Impairment loss on intangible assets and
       other long-lived assets, non-cash                                 --              --       3,316,651
     Litigation and other costs, non-cash                                --              --       3,431,734
     Deferred income tax benefit                                         --      (1,083,178)    (31,520,026)
     Changes in operating assets and liabilities, net
       of the effects of the non-cash acquisitions of
       net assets of affiliated physician practices and
       Provider Partnerships, Inc., sale of assets
       and execution of new service agreements
       and practice disputes:
         Accounts receivable, net                                 1,785,701        (259,264)     (9,092,730)
         Due from affiliated practices in litigation               (243,261)     (1,360,023)             --
         Prepaid expenses and other assets                          (16,019)        600,456      (1,265,926)
         Prepaid and recoverable income taxes                     1,913,589       2,419,513      (4,170,177)
         Accounts payable and accrued expenses                   (1,105,507)        962,440       1,420,027
         Accrued payroll, incentive compensation
           and related expenses                                     320,989      (1,270,994)        735,390
         Income taxes payable                                            --              --        (944,632)
         Deferred income                                           (433,369)      1,791,399              --
         Due to affiliated physician practices, net                      --      (3,326,014)        734,676
                                                               ------------    ------------    ------------
Net cash (used in) provided by operating activities              (2,360,533)       (737,928)        921,930

INVESTING ACTIVITIES
Purchases of property and equipment                                (418,642)     (1,140,438)     (9,141,785)
Proceeds from sale of medical equipment                             125,000       1,001,856              --
Increase in other assets                                              4,352              --              --
Proceeds from sale of majority interest in a subsidiary
  and equity investments, net of cash                                    --       3,208,397       1,075,000
Repayments of advances to affiliates and
   notes receivable                                                      --              --       1,022,621
Increases in  goodwill and intangible assets                             --      (4,000,000)       (116,048)
Repayments from (advances to) affiliates                                 --         131,233      (1,753,742)
Advances to investee                                                     --        (991,386)             --
Acquisitions of physician practices and Provider
   Partnerships, Inc., net of cash acquired                              --              --     (12,636,948)
                                                               ------------    ------------    ------------
Net cash used in investing activities                              (289,290)     (1,790,338)    (21,550,902)

                                                                           2000            1999            1998
                                                                       ------------    ------------    ------------
FINANCING ACTIVITIES
Proceeds from sale of assets, practice disputes                        $         --    $ 39,416,313    $         --
   and amendment and restatement of service agreements
Cash restricted for repayment of note payable                                    --      (1,178,848)             --
Proceeds from line-of-credit agreement                                           --              --      20,325,000
Proceeds from officer notes                                                      --       3,550,000              --
Net proceeds from equity financing                                       14,356,200              --              --
Issuance of notes receivable                                                (35,000)             --              --
Principal repayments on line-of-credit agreement                                 --              --        (400,000)
Principal repayments on note payable                                    (10,406,673)    (41,030,000)             --
Principal repayments on officer notes                                      (350,000)             --              --
Principal repayments on capital lease obligations                                --         (48,805)       (221,757)
Purchases of treasury stock                                                      --              --        (921,491)
Exercise of employee stock options                                           62,801          67,395         231,350
Principal payments from loans to physician
   stockholders                                                                  --         124,756          78,427
Repayments of notes receivable                                            3,503,596         556,569              --
Loans to physician stockholders                                                  --         (30,548)       (488,873)
                                                                       ------------    ------------    ------------
Net cash provided by financing activities                                 7,130,924       1,426,832      18,602,656
                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and
   cash equivalents                                                       4,481,101      (1,101,434)     (2,026,316)
Cash and cash equivalents at beginning of period                            316,767       1,418,201       3,444,517
                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of period                             $  4,797,868    $    316,767    $  1,418,201
                                                                       ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                          $    559,700    $  2,393,289    $  3,509,592
                                                                       ============    ============    ============
Income taxes (received) paid                                           $ (2,383,485)   $ (3,961,898)   $  4,169,506
                                                                       ============    ============    ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Effects of the acquisitions of net assets of
     affiliated physician practices:
       Assets acquired                                                                 $         --    $ 23,196,873
       Convertible note payable issued                                                           --      (6,044,054)
       Less: Cash paid for acquisitions                                                          --     (12,400,360)
                                                                                       ------------    ------------
                                                                                       $         --    $  4,458,417
                                                                                       ============    ============
   Realized loss on four affiliated practice restructurings in
     1998:
       Assets disposed of                                                              $         --    $ 29,909,279
       Liabilities transferred                                                                   --      (1,361,040)
       Convertible debentures payable forgiven                                                   --      (5,454,439)
       Treasury stock acquired                                                                   --      (2,656,199)
       Less: Receivable from affiliated practices                                                --      (7,953,068)
                                                                                       ------------    ------------
   Pretax impairment loss on four restructurings closed in 1998                        $         --    $ 12,484,533
                                                                                       ============    ============
Gain on sale of assets, practice disputes and amendment
  and restatement of service agreements
  Assets disposed of                                                                   $ 43,069,171
  Liabilities transferred                                                                (3,859,015)
  Treasury stock acquired                                                                (7,076,811)
  Less: Notes receivable                                                                 (3,436,384)
        Cash received                                                                   (31,463,245)
                                                                                       ------------
Gain on sale of assets, practice disputes and amendment
  and restatement of service agreements                                                $ (2,766,284)
                                                                                       ============

Sale of subsidiary
  Assets disposed of                                                                   $      9,619
  Liabilities assumed                                                                       343,832
  Note receivable                                                                          (172,200)
                                                                                       ------------
  Loss on sale of assets                                                               $    181,251
                                                                                       ============


See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1. DESCRIPTION OF BUSINESS

Health Grades, Inc. ("the Company") is a healthcare information services company. The Company grades, or provides consumers with the means to assess and compare the quality or qualifications of, various types of healthcare providers.

The Company also provides profile information for a variety of providers and facilities. The Company makes this information available to consumers, employers and health plans to assist them in selecting healthcare providers. For consumers, this information is available free of charge on the Company's website, www.healthgrades.com. For employers, the Company offers, for a fee, customized information designed to encourage employees to utilize quality providers to reduce medical benefit costs as well as indirect costs of lost workdays and productivity. For health plans, the Company provides, for a fee, customized information designed to assist them in selecting network providers who can enhance the quality of care for their members.

The Company also offers services to healthcare providers. For providers who have received high ratings, the Company offers the opportunity to license its ratings and trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, the Company offers quality improvement services designed to identify deficiencies and improve quality. The Company also provides limited physician practice management services to musculoskeletal practices under management services agreements that have terms expiring through September 2002.

The Company also launched, in August 1999, ProviderWeb.net, a subscription-based website that provides articles, tools and other resources to physician practice administrators and managers. Revenues to date from ProviderWeb.net have not been material, and although the Company continues to operate this business, management has determined to make no further significant investment in ProviderWeb.net. The Company is currently exploring strategic alternatives for ProviderWeb.net.


During 1996, 1997 and 1998, the Company acquired substantially all of the assets and certain liabilities of physician practices ("the Affiliated Practices") through a combination of asset purchases and mergers. Concurrent with its acquisitions, the Company simultaneously entered into long-term service agreements with the Affiliated Practices. Under the terms of the service agreements, the Company, among other things, provided facilities and management, administrative and development services, including assistance in the negotiations of contracts signed between the Affiliated Practices and third party payors, in return for service fees. Such fees were payable monthly and consisted of the following: (i) service fees based on a percentage ranging from 20%-50% of the adjusted pre-tax income of the Affiliated Practices (generally defined as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses, but not including physician owner compensation or most benefits to physician owners) plus (ii) reimbursement of certain clinic expenses.

In 1998 and 1999, the Company restructured its arrangements with most of the Affiliated Practices. Under the restructured arrangements, the Company transferred, with respect to each practice, all of the accounts receivable relating to the practice; tangible and intangible assets purchased or acquired by the Company in respect of the practice, other than those disposed of in the ordinary course of business since the date the Company affiliated with the practice; all prepaid expenses relating to the practice; all inventory relating to the practice; and all other assets relating to the practice. The amount received by the Company from each practice and its physician owners for the assets sold to the practice generally equaled the sum of (1) the book value of the accounts receivable relating to the practice on the effective date of closing; (2) the book value of all fixed assets and other capital assets relating to the practice on the effective date of closing; (3) the book value of all prepaid expenses relating to the practice on the effective date of closing;
(4) the book value of all notes and other receivables the physician owners of the practice owed to the Company on the effective date of closing; and (5) the cash balance of the practice's deposit account on the effective date of closing, reduced by the book value of the liabilities and obligations relating to the practice on the effective date of closing.

In addition, the Company and each of the practices and their physician owners entered into a management services agreement to replace their existing service agreement. As consideration for the Company's agreement to enter into the management services agreement, the practices and their physician owners paid to the Company an additional amount of cash, or paid cash and returned to the Company shares of its common stock.

Under the new management service agreements, the Company reduced the level of services previously provided to the practices participating in the restructuring. As a result, services provided to each practice under the new agreements were as follows:

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

     o Analyzing annual performance on a comparative basis with other practices that have contracted with the Company; and

     o   Analyzing billing practices.

In addition, the terms of the management services arrangements were reduced, generally from forty-year terms to five-year terms beginning from the initial affiliation date of the affected practice.

During 1999 and 2000, the Company also entered into settlement agreements with several Affiliated Practices, which terminated the service agreements with the respective Affiliated Practices. As of March 9, 2001, the Company has six management services arrangements remaining expiring at various times through September 2002. Four of the practices are subject to monthly service fees, while two paid a lump sum fee in connection with the closing of the restructuring transaction, in lieu of the monthly fee obligation.

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2000, the Company incurred a loss from operations of approximately $7.5 million and sustained negative cash flows from operations of approximately $2.4 million due primarily to the development and expansion of its healthcare ratings business. As described more fully in Note 1, during the latter part of 1999 and in 2000, the Company transitioned its core line of business from physician practice management to healthcare ratings services. In connection with this transition, revenues from the Company's physician practice management services have been substantially reduced, while the Company is incurring significant costs to develop and expand its healthcare ratings services by, among other things, adding staff to sell the Company's healthcare ratings services and increasing its information technology personnel to develop and maintain the Company's healthgrades.com website. Management intends to address these issues through the generation of increased revenues as the Company continues to expand its healthcare ratings services business, the implementation of certain general and administrative cost reductions and potential equity and/or debt financing. As of April 16, 2001, the Company has repaid its note payable with its bank syndicate and obtained an equity financing commitment of up to $2.0 million, as more fully described in Note 21. Management believes that the equity financing commitment, in conjunction with its operational plans will be sufficient to allow the Company to sustain its operations through December 31, 2001.

3. IMPAIRMENT LOSSES, LITIGATION AND OTHER COSTS

Impairment Loss on Management Service Agreements

Based on the restructuring of our arrangements with many of the Company's practices, as well as numerous other factors in the physician practice management industry in general, during the fourth quarter of 1998, management of the Company undertook an evaluation of the carrying amount of its management service agreements pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. As a result of this evaluation, the Company recorded an impairment loss on its management service agreements of approximately $94.6 million in December 1998. This impairment loss consisted of approximately $12.5 million related to the management service agreements on four transactions which closed effective December 31, 1998, approximately $53.6 million related to the management service agreements for practices which were party to the restructuring transaction, approximately $9.0 million related to the management service agreements for practices which were then involved in litigation with the Company and approximately $19.5 million related to the management service agreements for practices that were then maintaining their long-term agreements with the Company. (See Note 16 for further discussion of legal proceedings involving two of the Company's former affiliated practices).

Impairment loss on Intangible Assets And Other Long-Lived Assets

During 1998, the Company engaged in negotiations to resolve certain issues raised by the former stockholders of Provider Partnerships, Inc. ("PPI"), a corporation acquired by the Company in August 1998. PPI was a company engaged in providing consulting services to hospitals, and it also provided certain assets that were developed by the Company into one of its websites. Because of this dispute, the Company recorded an impairment loss in December 1998 of approximately $1.2 million on the intangible asset created upon the acquisition of PPI.

Additionally, as a result of the restructuring transaction, management of the Company performed a review of the carrying amount of its other long-lived assets, which resulted in an impairment loss of approximately $2.1 million during the fourth quarter of 1998.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. These estimates are based on management's knowledge of current events and actions they may undertake in the future, and actual results could differ from those estimates.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Physician practice service fees

Physician practice service fee revenue is recognized based upon the contractual arrangements of the underlying service agreements between the Company and the affiliated practices. For the year ended December 31, 2000, physician practice management revenue includes non-recurring payments of $2.5 million, related to the termination of management services agreements with three of the Company's affiliated practices.

Ratings and advisory revenue

The Company derives revenue from annual fees from hospitals and other providers in return for the Company serving banner advertisements and providing other marketing services to the hospitals. Revenue related to these arrangements is recognized straight-line over the term of the agreement.

In the fourth quarter of 2000, the Company changed its method of accounting for promotional agreements. Under these agreements, companies that access Health Grades' content through licensing agreements offset their cash obligations to the Company by providing significant Health Grades branding on their websites or by providing other services to the Company. Revenue recognized under such arrangements is commonly referred to as barter revenue.

Previously, the Company recorded revenue under promotional agreements at the fair value of the content licensing, in reliance upon Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" and disclosed, in the Company's filings with the Securities and Exchange Commission, the amount of such revenue included in its Statements of Operations. However, the Company became aware that, recently, the consensus reached by the Emerging Issues Task Force in EITF 99-17, "Accounting for Advertising Barter Transactions," is being applied by the staff of the Securities and Exchange Commission to a broad range of barter transactions. By its express terms, EITF 99-17 addresses transactions in which companies exchange rights to place advertisements on each others' websites and not transactions, such as the Company's promotional agreements, involving the provision of content to websites. Management has determined to apply EITF 99-17 to its barter transactions. As a result, the Company has restated its year 2000 quarterly financial statements to reverse revenues and the corresponding expenses relating to its promotional agreements.


PRODUCTION, CONTENT AND PRODUCT DEVELOPMENT COSTS

Beginning in 1999, the Company began incurring production, content and product development costs related to the development and support of its healthgrades.com and ProviderWeb.net websites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred.

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between completion of a working model and the launch of its websites have not been significant.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets. Amortization of capital lease assets and leasehold improvements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the underlying assets. The estimated useful lives used are as follows:

Computer equipment and software             3-5 years
Furniture and fixtures                      5-7 years
Leasehold improvements                      5 years

GOODWILL

Goodwill, which is stated at cost, was acquired in connection with two transactions. During 1999, the Company's purchase of a number of shares of its majority-owned subsidiary, HG.com, Inc., which increased the Company's ownership in HG.com, Inc. to 90%, resulted in $4 million in goodwill being recorded. In connection with a merger transaction that took place during February 2000, the Company recorded goodwill in the amount of $1,850,000 based on the fair value of its common stock issued as of the transaction date. Goodwill is being amortized over an estimated useful life of seven years. (See Note 8 for further discussion of these transactions.)

Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the carrying value of long-lived assets, including goodwill, is reviewed quarterly to determine if any impairment indicators are present.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In 1995, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), was issued, whereby companies may elect to account for stock-based compensation using a fair value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied. See Note 12 for the pro forma disclosures required by SFAS No. 123.

WARRANTS OR RIGHTS OUTSTANDING

During June 2000, the Company issued to SmallCaps Online Group, LLC five-year warrants to purchase 20,000 shares of Health Grades common stock at $2.00 per share, in consideration for certain financial advisory services to be rendered to the Company.

On August 23, 2000, the Company issued to GeoAccess, Inc. ("GeoAccess") rights to acquire a total of 125,000 shares of Health Grades common stock in lieu of up to two cash payments totaling $250,000 for certain services provided by GeoAccess to the Company. The rights expired on February 23, 2001.


FUTURE ACCOUNTING PRONOUNCEMENTS

Accounting For Derivative Instruments And Hedging Activities

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") was issued. SFAS No. 133 requires the recording of all derivative instruments as assets or liabilities, measured at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management has completed its review of SFAS No. 133 and does not expect there to be any material impact on its financial position or results of operations from the implementation of this statement.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.

5. ACCOUNTS RECEIVABLE AND MANAGEMENT FEE REVENUE

Accounts receivable consisted of the following:

                                                               DECEMBER, 31
                                                             2000         1999
                                                          ----------   ----------
Trade accounts receivable                                 $  634,197   $  227,454
Less allowance for doubtful accounts                          80,183           --
                                                          ----------   ----------
                                                             554,014      227,454

Management fees, including reimbursement of
  clinic expenses (net of an allowance of $231,895
  and $1,434,073 in 2000 and 1999, respectively)             273,680    2,517,458
                                                          ----------   ----------
                                                          $  827,694   $2,744,912
                                                          ==========   ==========

Management fee revenue, exclusive of reimbursed clinic expenses, was approximately $4.2 million, $11.6 million, and $21.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Due from Affiliated Practices in litigation represent amounts due from Affiliated Practices with which the Company is currently involved in disputes. See Note 15 for further discussion of legal proceedings involving the Company's Affiliated Practices. Gross accounts receivable for these practices were $1,944,919 and $3,584,445, as of December 31, 2000 and 1999, respectively, net of an allowance for contractual adjustments and doubtful accounts of $0 and $839,032, respectively. Gross accounts receivable include patient accounts receivable purchased from the related Affiliated Practice, management fees and reimbursement of clinic expenses.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                          DECEMBER 31
                                                     2000            1999
                                                 ------------    ------------
Furniture and fixtures                           $    963,325    $  1,481,161
Computer equipment and software                     1,745,836       1,477,896
Leasehold improvements and other                       10,784          10,832
                                                 ------------    ------------
                                                    2,719,945       2,969,889
Accumulated depreciation and amortization          (1,858,992)     (1,313,276)
                                                 ------------    ------------
Net property and equipment                       $    860,953    $  1,656,613
                                                 ============    ============


7. DEBT

Effective September 1999, the Company entered into an amendment to its credit facility, which converted the credit facility to a term loan. The term loan provided for monthly principal and interest payments through November 2000, with interest payable at a floating rate based on the bank syndicate's prime lending rate plus .75%. At December 31, 1999, the effective interest rate was 9.25%. The term loan does not contain any financial covenants other than timely principal and interest payments. The term loan is secured by substantially all of the assets of the Company.

Effective March 2000, the Company entered into an amendment to its term loan. The amendment extended the final payment on the loan to November 2001. The revised term loan provides for monthly principal and interest payments through November 2001, with interest payable at a floating rate based on the bank syndicate's prime lending rate plus .75%. At December 31, 2000, the effective interest rate was 10.25%. The monthly principal payments under the term loan are $50,000 per month beginning April 2000, with the final payment for any remaining balance on the loan due November 2001. The Company's two wholly-owned subsidiaries, HealthcareRatings, Inc. and ProviderWeb.net, Inc. are guarantors of the loan. The Company issued 165,000 shares of Company common stock to the bank syndicate in connection with the amendment as a financing fee.

8.  ACQUISITION OF MINORITY INTERESTS AND OFFICER NOTES

In June 1999, the Company entered into an agreement with the former PPI stockholders to resolve certain issues raised by the former stockholders of PPI relating to the transaction in which the Company acquired PPI. At that time, the Company formed HG.com, Inc. (formerly known as Healthgrades.com, Inc., hereafter, "HG.com") and transferred to HG.com one of the Company's websites (formerly HealthCareReportCards.com, currently healthgrades.com) and other related internet products. The remaining non-internet related assets of PPI were transferred into the Company and PPI was subsequently liquidated. Additionally, Venture5 LLC ("Venture 5"), whose members consist of the former PPI stockholders, and an employee of the Company owned a minority interest in HG.com. The Company owned the majority interest. In September 1999, the Company entered into an agreement with Venture5 under which the Company agreed to purchase a number of shares of HG.com, Inc. that would increase the Company's ownership in HG.com, Inc.

to 90%. The agreement required that the Company pay Venture5 $4,000,000 by November 1, 1999. In November 1999, the purchase date was extended until December 31, 1999. On December 31, 1999, the Company paid $4,000,000 to Venture5 (the "Minority Interest Purchase") in full satisfaction of this obligation. The Company financed the Minority Interest Purchase through the issuance of notes payable to certain officers (the "Officers") of the Company totaling $3,550,000.

Effective February 3, 2000, the Company merged its majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthCare Ratings, Inc. (the "Merger Transaction"). In order to effectuate the Merger Transaction, the Company gave the remaining minority shareholders of HG.com 800,000 shares of the Company's common stock. In connection with the Merger Transaction, the Company recorded goodwill in the amount of $1,850,000 based on the fair value of the Company's common stock issued as of the transaction date.

On March 17, 2000, the Company closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors paid $14.8 million to the Company in return for 7,400,000 shares of Company common stock and five-year warrants to purchase 2,590,000 shares of Company common stock at an exercise price of $4.00 per share. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, were approximately $14.4 million. In connection with the Equity Financing, the Company also issued an aggregate of 165,000 shares to its bank syndicate as a financing fee. The Company also issued a five year warrant to purchase 150,000 shares of Company common stock to a company that served as a financial advisor to the Company in connection with the Equity Financing, at an exercise price of $3.45 per share. In connection with the Equity Financing, the Officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of Company common stock and five-year warrants to purchase 560,000 shares of Company common stock at $4.00 per share. In accordance with the provisions of EIFT 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, the Company recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the Officers. This expense is included in general and administrative expenses in the Company's Consolidated Statement of Operations.

9. SALE OF INTEREST IN AMBULATORY SURGERY CENTER

During 1998, the Company funded, through its wholly-owned subsidiary, Ambulatory Services, Inc. ("ASI"), the purchase of a lease for, and improvements to, a surgery center in Lutherville, Maryland. The surgery center was the only asset of SCN of Maryland, LLC, (the "LLC"), which was owned by ASI. In March 1999, a promissory note in the amount of $2,120,619 was issued to ASI by the LLC with respect to advances made by ASI to cover development of the surgery center. This promissory note bore interest at 8% and was payable in sixty monthly installments beginning July 1, 1999. In March 1999, the Company sold 68% of its interest in the LLC to certain physician owners of a practice affiliated with the Company for $360,505. The sale resulted in a pre-tax gain of $221,258. In September 1999, the Company sold its remaining interest in the LLC to the affiliated practice for $169,650. This sale resulted in a pre-tax gain of $127,974. The Company used approximately $1.6 million of the proceeds from this sale to pay down its credit facility. In December 1999, ASI's remaining net assets were transferred into the parent company, Healthgrades.com, and ASI was liquidated. In addition, ASI received $2,212,445, in full payment of the obligation (including accrued interest) of the LLC to ASI and $502,633 to repay working capital advances made by ASI to the LLC.

10. SEGMENT DISCLOSURES

Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Physician Practice Services ("PPS") and Ratings and Advisory Revenue. PPS derives its revenue primarily from management services provided to physician practices. Ratings and Advisory Revenue ("RAR") is derived primarily from marketing arrangements with hospitals and fees related to the licensing of its content (including set-up fees). The Company's other segment represents ambulatory surgery center services and health care consulting for the year ended December 31, 1999. Both of the Company subsidiaries that generated revenue for the "other" segment were liquidated during 1999.


The Company uses net (loss) income before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

                                               AS OF AND FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                           2000            1999            1998
                                       ------------    ------------    ------------
PPS
Revenue from external
  customers                            $  4,249,658    $ 28,948,397    $ 76,649,778
Interest income                             148,464         220,621         187,450
Interest expense                            471,553       2,489,427       3,741,089
Segment net (loss) income
before income taxes                      (3,710,587)      5,029,937     (94,252,477)
Segment assets                           25,831,100      26,796,899      70,179,278
Segment asset expenditures                  210,680         794,258       9,141,785

RAR
Revenue from external
  customers                            $  1,578,979    $    407,577    $         --
Interest income                             363,193              --              --
Segment net loss before
income taxes                             (4,304,056)     (5,558,935)             --
Segment assets                            6,068,902       4,634,979              --
Segment asset expenditures                  207,962         346,180              --

OTHER
Revenue from external
  customers                                      --    $    132,831    $         --
Interest income                                  --          91,826              --
Equity in net loss of investee                   --         (23,852)             --
Segment net loss before income taxes             --      (1,023,633)             --
Segment assets                                   --              --              --
Segment asset expenditures                       --              --              --

                                            AS OF AND FOR THE YEAR ENDED
                                                    DECEMBER 31,
                                        2000            1999            1998
                                    ------------    ------------    ------------
REVENUE
Total for reportable segments       $  5,828,637    $ 29,488,805    $ 76,649,778
Other revenue                              9,051       2,096,943              --
                                    ------------    ------------    ------------
Total consolidated revenue          $  5,837,688    $ 31,585,748    $ 76,649,778
                                    ============    ============    ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments               $ (8,014,643)   $ (1,552,631)   $(94,252,477)
Adjustment                                    --        (108,000)             --
                                    ------------    ------------    ------------
Income (loss) before income
taxes                               $ (8,014,643)   $ (1,660,631)   $(94,252,477)
                                    ============    ============    ============

ASSETS
Total assets for reportable
segments                            $ 31,900,002    $ 31,431,878    $ 70,179,278
Elimination of advances to
subsidiaries                          (9,733,808)     (5,095,805)             --
Elimination of investment in
  subsidiaries                        (7,795,020)     (5,943,205)             --
                                    ------------    ------------    ------------
Consolidated total assets           $ 14,371,174    $ 20,392,868    $ 70,179,278
                                    ============    ============    ============

    For each of the years presented, the Company's primary operations and assets were within the United States.

11.  COMMON STOCK

The Company records treasury stock at cost with regard to monetary transactions. With regard to non-monetary transactions, the common stock transferred to the Company is record at estimated fair value.

As of December 31, 2000, the Company had the following common shares reserved for future issuance:

Awards under the 1996 Equity Compensation Plan                         6,533,583
Awards under the 1996 Incentive and Non-Qualified Stock Option Plan        3,500
                                                                      ----------
Total shares reserved for future issuance                              6,537,083
                                                                      ==========

12.  STOCK OPTION PLANS

On March 22, 1996, the Company adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") under which nontransferable options to purchase up to 5,000,000 shares of common stock of the Company were available for award to eligible directors, officers, advisors, consultants and key employees. On January 10, 1997, the Board of Directors voted to terminate the Plan.

The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant, and the options granted thereunder had a term of ten years. Options, which were generally contingent on continued employment with the Company, could be exercised only in accordance with a vesting schedule established by the Company's Board of Directors. Of the 553,500 shares underlying options granted during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 shares underlying the options remain outstanding and exercisable at December 31, 2000. The other 550,000 shares underlying options were forfeited or exercised during 1997.

On October 15, 1996, the Company's Board of Directors approved the 1996 Equity Compensation Plan (the "Equity Plan"), which initially provided for the grant of options to purchase up to 2,000,000 shares of the Company's common stock. The total number of shares for issuance under the Equity Plan increased to 6,000,000 in 1998. On June 20, 2000 the total number of shares authorized for issuance under by the Equity Plan increased to 7,000,000. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of the Company and any subsidiaries, members of the Board of Directors and certain advisors are eligible to participate in this plan, which will terminate no later than October 14, 2006. The granting and vesting of options under the Equity Plan are authorized by the Company's Board of Directors or a committee of the Board of Directors.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 2000, 1999 and 1998 were estimated at the date of grant using an option pricing model with the following weighted-average assumptions: risk-free interest rate over the life of the option of 5.0% to 6.0%; no dividend yield; and expected two to eight year lives of the options. The estimated fair value for these options was calculated using the minimum value method in 1996 and may not be indicative of the future impact since this model does not take into consideration volatility and the commencement of public trading in the Company's common stock on February 7, 1997. The Black-Scholes model was utilized to calculate the value of the options issued during 2000, 1999, and 1998. The volatility factors utilized in 2000, 1999, and 1998 were, 1.46, 1.55, and 0.36, respectively.

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

The Company's pro forma information for the years ended December 31 is as follows:

                                         2000            1999             1998
                                     -------------    -----------    --------------
Pro forma net loss                   $  (8,384,271)   $  (404,224)   $  (64,073,357)
Pro forma net loss per common
   share (basic)                             (0.43)         (0.03)            (3.51)
Pro forma net loss per common
   share (diluted)                           (0.43)         (0.03)            (3.51)

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                                   2000                          1999                         1998
                                         --------------------------   --------------------------   --------------------------
                                                          WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                                          AVERAGE                      AVERAGE                      AVERAGE
                                                          EXERCISE                     EXERCISE                     EXERCISE
                                           OPTIONS         PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                                         ------------    ----------   ------------    ----------   ------------    ----------
Outstanding at Beginning of Year            5,536,312    $     6.10      5,277,665    $     8.41      2,365,007    $     9.57
   Granted
     Exercise price equal to
       fair value of common stock           2,682,489          1.35      2,345,692          0.91      3,625,572          7.89
     Exercised                               (113,714)         0.55       (119,813)         0.56        (36,100)         6.41
     Forfeited                             (1,568,004)         5.86     (1,967,232)         6.43       (676,814)         9.82
                                         ------------    ----------   ------------    ----------   ------------    ----------

     Outstanding at end of year             6,537,083          4.31      5,536,312          6.10      5,277,665          8.40
                                         ============                 ============                 ============

Exercisable at end of year                  3,382,639          5.13      3,130,383          4.52        644,341          9.75
                                         ============                 ============                 ============

                                                    2000     1999     1998
                                                   ------   ------   ------
Weighted-Average Fair Value of Options:
     Exercise price equal to fair value of
       common stock                                $ 1.09   $  .72   $ 2.56
     Exercise price greater than fair value
       of common stock                                 --       --       --


Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2000 are as follows:

                              OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
   ----------------------------------------------------------------------     --------------------------
                                                WEIGHTED
                                                 AVERAGE        WEIGHTED-                       WEIGHTED
                                                REMAINING        AVERAGE                         AVERAGE
         RANGE OF              NUMBER          CONTRACTUAL      EXERCISE        NUMBER          EXERCISE
      EXERCISE PRICES        OUTSTANDING          LIFE            PRICE       EXERCISABLE        PRICE
   --------------------      -----------       -----------      ---------     -----------       --------
         $ 0.50 - $0.99        2,884,794           8.90         $    0.62       1,731,463       $   0.56
           1.00 -  1.99          722,662           9.59              1.51          13,503           1.56
           2.00 -  4.99          299,500           8.98              3.36          46,669           4.10
           6.00 -  6.99          758,079           7.33              6.69          88,143           6.64
                   8.00          400,000           5.92              8.00         358,000           8.00
           9.00 -  9.99          831,460           7.34              9.86         560,106           9.85
          10.00 - 12.99          605,588           6.80             12.13         549,755          12.22
          13.00 - 13.25           35,000           6.87             13.25          35,000          13.25
   --------------------      -----------       -----------      ---------     -----------       --------
           0.50 - 13.25        6,537,083           8.21              4.31       3,382,639           5.13
   ====================                                                       ===========

13.  LEASES

The Company is obligated under operating leases for its offices. Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

                  2001        $262,000
                  2002          43,667
                  2003              --
                  2004              --
                  2005              --
                              --------
                Totals        $305,667
                              ========

Rent expense for the years ended December 31, 2000, 1999 and 1998 under all operating leases was approximately $240,000, $2,100,000 and $7,800,000, respectively. Approximately $1,900,000 and $7,600,000, respectively, of such amounts were charged directly to the Affiliated Practices as clinic expenses for the years ended December 31, 1999 and 1998, respectively.

14. INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                              2000            1999
                                           -----------    -----------
Deferred tax assets:
  Deferred start-up expenditures           $   194,362    $   404,360
  Allowance for doubtful accounts              247,934        366,422
  Accrued liabilities                           90,890        283,775
  Web development costs                        121,157        166,449
  Financing fees                                    --         88,147
  Property and equipment, net                  154,714         24,948
  Net operating loss carryforwards           4,941,059      2,025,411
                                           -----------    -----------
                                             5,750,116      3,359,512
Valuation allowance for deferred
  tax assets                                (5,645,584)    (3,011,642)
                                           -----------    -----------
Gross deferred tax asset                       104,532        347,870
                                           -----------    -----------

Deferred tax liabilities:
  Deferred gain on installment sale             33,169        196,362
  Prepaid expenses                              71,363         75,899
  Net cash basis assets assumed in
    Physician practice affiliations                 --         59,324
  Management service agreements                     --         16,285
                                           -----------    -----------
Gross deferred tax liability                   104,532        347,870
                                           -----------    -----------
Net deferred tax liability                 $        --    $        --
                                           ===========    ===========

The Company has established a $5,645,584 valuation allowance as of December 31, 2000. The valuation allowance results from uncertainty regarding the Company's ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. During 2000, the valuation allowance was increased by $2,633,942 principally due to the Company's 2000 operating loss.

The income tax (benefit) expense for the years ended December 31, 2000, 1999, and 1998 is summarized as follows:

                           2000            1999            1998
                       ------------    ------------    ------------
Current:
  Federal              $   (472,897)   $ (1,662,165)   $ (1,071,968)
  State                       3,000         119,782         125,603
                       ------------    ------------    ------------
                           (469,897)     (1,542,383)       (946,365)
                       ------------    ------------    ------------
Deferred:
  Federal                        --        (839,331)    (24,424,176)
  State                          --        (243,847)     (7,095,850)
                       ------------    ------------    ------------
                                 --      (1,083,178)    (31,520,026)
                       ------------    ------------    ------------
Total                  $   (469,897)   $ (2,625,561)   $(32,466,391)
                       ============    ============    ============

The income tax (benefit) expense differs from amounts currently payable because certain revenues and expenses are reported in the statement of operations in periods that differ from those in which they are subject to taxation. The principal differences relate to business acquisition and start-up expenditures that are capitalized for income tax purposes and expensed for financial statement purposes, currently non-deductible book accruals and reserves and the amortization of certain cash basis net assets included in taxable income in periods subsequent to the date of affiliation with physician practices.

A reconciliation between the statutory federal income tax rate of 34% and the Company's (5.9%), (158.1%) and (34.4%) effective tax rates for the years ended December 31, 2000, 1999, and 1998, respectively, is as follows:

                                                2000        1999        1998
                                              --------    --------    --------
Federal statutory income tax rate                (34.0)%     (34.0)%     (34.0)%
State income taxes, net of federal benefit        (5.6)       (4.9)       (5.8)
Non-deductible goodwill amortization,
 business acquisition and other costs              3.7         5.3          --
Miscellaneous                                     (2.9)        3.4        (0.4)
Deferred tax asset valuation allowance            32.9      (127.9)        5.8
                                              --------    --------    --------
Effective income tax rate                         (5.9)%    (158.1)%     (34.4)%
                                              ========    ========    ========

The Company has approximately $12,000,000 in net operating loss carryforwards, which expire in 2019 and 2020. Approximately $4,500,000 of the net operating loss carryforwards relate to the Company's wholly-owned subsidiary, Healthcare Ratings, Inc., and are subject to Separate Return Limitation Year ("SRLY") limitations. The SRLY limitations permit an offset to consolidated taxable income only to the extent of taxable income attributable to the member with the SRLY loss.

15.  LEGAL PROCEEDINGS

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

The discovery cut-off is set for April 3, 2001. The parties are in the process of taking discovery depositions. The case is set to be placed in the trial pool on June 25, 2001.

On November 8, 1999, the Company filed a complaint in the U.S. District Court for the District of Colorado against ROA. The complaint asserts that ROA has taken actions in direct contravention of our management service agreement with ROA, including trying to terminate the agreement in a manner not allowed by the contract, threatening to withhold payments due under the agreement, and filing suit in another jurisdiction in violation of the agreement. The Company seeks a declaration and adjudication of both parties' contractual rights and obligations in order to terminate this dispute. The Company also seeks injunctive relief and damages. Discovery has been completed. The case has been set for trial on December 24, 2001.

The Company believes it has strong legal and factual defenses to ROA's claims. The Company intends to vigorously defend against their lawsuit and aggressively pursue its claims.

Orthopaedic Institute of Ohio

On November 1, 1999, the Company filed a complaint in the U.S. District Court for the District of Colorado against the Orthopaedic Institute of Ohio, Inc. ("OIO"). The compliant asserts that, prior to the closing of the restructure agreement between OIO and the Company, OIO, the physician owners and the administrator of OIO diverted over $470,000 from the Company's bank account and deposited such funds into a bank account held by OIO and the physician owners. The compliant further asserts that OIO and the physician owners are continuing to withhold from the Company amounts that remain due under the restructure agreement of over $720,000. OIO subsequently filed a Motion for Stay of Proceedings and a Motion to Dismiss. Essentially, OIO has argued that all claims made by the Company are subject to the arbitration clause of the Restructure Agreement by and between the Company and OIO. On March 27, 2000, the Court entered an order staying the litigation and ordering the parties to resolve their disputes through arbitration. All written submissions have been provided to the arbitrator. Additional information may be requested by the arbitrator or the arbitrator may decide the dispute based upon the current state of the record. See footnote 21, Subsequent Events, for recent developments relating to this complaint.


16.  COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements that provide key executives and employees with minimum base pay, annual incentive awards and other fringe benefits. The Company expenses all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, and change in ownership of the Company, etc., the Company may be partially or wholly relieved of its financial obligations to such individuals. However, under certain circumstances, a change in control of the Company may provide significant and immediate enhanced compensation to the employees possessing employment contracts. At December 31, 2000, the Company was contractually obligated to pay base pay compensation to certain officers of $362,167 through December 31, 2001.

17.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998.

                                                            2000            1999           1998
                                                        ------------    ------------   ------------
Numerator for both basic and diluted earnings
  per share:
  Net income (loss)                                     $ (7,544,746)   $    964,930   $(61,786,086)
                                                        ============    ============   ============
Denominator:
  Denominator for basic net income (loss) per
     common share--weighted average shares                19,535,841      14,202,748     18,237,827
  Effect of dilutive securities:
     Employee stock options                                       --         614,984             --
                                                        ------------    ------------   ------------
  Denominator for diluted net income (loss) per
     common share--adjusted weighted average
     shares and assumed conversion                        19,535,841      14,817,732     18,237,827
                                                        ============    ============   ============

Net (loss) income per common share (basic)              $      (0.39)   $       0.07   $      (3.39)
                                                        ============    ============   ============
Net (loss) income per common share (diluted)            $      (0.39)   $       0.07   $      (3.39)
                                                        ============    ============   ============

For additional disclosures regarding employee stock options, and warrants, see Notes 8, and 12.

Options to purchase 3,608,804 shares of common stock were outstanding during 1999, but were not included in the computation of diluted earnings per share for the years then ended because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Options to purchase 6,537,083 and 5,261,165 shares of common stock were outstanding during 2000 and 1998 respectively, but were not included in the computation of diluted earnings per common share for 2000 and 1998 because the effect would be antidilutive based on the Company's net loss for the year.

18.  EMPLOYEE BENEFIT PLAN

Effective May 1, 1997, the Company adopted a defined contribution employee benefit plan covering substantially all employees of the Company, most affiliated physicians and other employees of the affiliated practices. Participants must have attained age 21 and completed one year of service with either the Company or one of the Affiliated Practices in order to participate in the plan. The plan is designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan includes a matching contribution equal to up to 4% of eligible employee salaries and a discretionary defined contribution (5.5% in 1997). There was no discretionary contribution made for the years ended December 31, 1998 and 1999. Although the Company's Board of Directors has until the filing of the 2000 employee benefit plan financial statements to determine whether or not a discretionary contribution will be made, management currently anticipates that there will not be a discretionary contribution made for the 2000 plan year.

Effective January 1, 1999, the matching contribution component of the employee benefit plan was eliminated and replaced with a Qualified Non-Elective Contribution equal to 3% of annual compensation. The employer contribution is applicable to all eligible participants, regardless of whether or not the participant contributes to the employee benefit plan. Additionally, effective April 1, 1999, the age and service requirements of the employee benefit plan were eliminated. On September 13, 2000, the Board of Directors of the Company approved the termination of the Company's employee benefit plan. In addition, the Company established a new retirement savings plan effective January 2001. The new plan is a defined contribution plan covering substantially all employees of the Company.

Expense under this plan, including the discretionary defined contributions, aggregated approximately $108,000, $612,000 and $1,611,000 for 2000, 1999 and
1998, respectively, of which approximately $0, $540,000 and $1,445,000 was charged directly to the Affiliated Practices as clinic expenses.

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999.

                                Previously                    Previously                    Previously
                                 Reported       Restated       Reported       Restated       Reported      Restated
                               ------------   ------------   ------------   ------------   ------------   ------------  -----------
2000                             March 31     March 31 (1)      June 30      June 30 (1)     Sept. 30     Sept. 30 (1)    Dec. 31
                               ------------   ------------   ------------   ------------   ------------   ------------  -----------
Revenue:
   Ratings and advisory
     revenue                   $    433,283   $    310,533   $    829,284   $    376,534   $    909,558   $    428,156  $   463,756
   Physician practice
     service fees                 1,579,430      1,579,430      1,988,381      1,988,381        375,923        375,923      305,924
   Other                              2,719          2,719             --             --          1,128          1,128        5,204
                               ------------   ------------   ------------   ------------   ------------   ------------  -----------
                                  2,015,432      1,892,682      2,817,665      2,364,915      1,286,609        805,207      774,884
Costs and expenses:
   Ratings and advisory
     costs and expenses:
     Production, content and
       product development          618,827        618,827        586,765        586,765        466,593        466,593      413,217
     Sales and marketing            392,059        269,309        854,594        401,844        973,273        491,871      409,481
     Physician practice
       services costs and
       expenses:
     Litigation and other costs     369,223        369,223        202,612        202,612         85,271         85,271      154,978
     General and administrative   2,174,166      2,174,166      1,888,247      1,888,247      2,260,894      2,260,894    2,400,127
                                 ----------     ----------      ---------      ---------     ----------     ----------   ----------
        Total costs and expenses  3,554,275      3,431,525      3,532,218      3,079,468      3,786,031      3,304,629    3,377,803
 (Loss) income from operations   (1,538,843)    (1,538,843)      (714,553)      (714,553)    (2,499,422)    (2,499,422)  (2,602,919)
 Other:
    (Loss) gain on sale of
      assets, practice
      disputes and amendment
      and restatement of
      service agreements           (336,653)      (336,653)       141,874        141,874        (61,473)       (61,473)    (442,758)
    Interest income                  51,154         51,154        208,202        208,202        141,024        141,024      111,277
    Interest expense               (316,075)      (316,075)       (59,718)       (59,718)       (52,648)       (52,648)     (43,112)
                               ------------   ------------   ------------   ------------   ------------   ------------  -----------
(Loss) income before income
      taxes                      (2,140,417)    (2,140,417)      (424,195)      (424,195)    (2,472,519)    (2,472,519)  (2,977,512)
Income tax benefit (expense)             --             --             --             --             --             --      469,897
                               ------------   ------------   ------------   ------------   ------------   ------------  -----------
Net (loss) income                (2,140,417)    (2,140,417)      (424,195)      (424,195)    (2,472,519)    (2,472,519)  (2,507,615)
                               ============   ============   ============   ============   ============   ============  ===========
Net (loss) income per common
  share (basic)                $      (0.16)  $      (0.16)  $      (0.02)  $      (0.02)  $      (0.11)  $      (0.11) $     (0.12)
Weighted average number of
  common shares used in
  computation (basic)            13,504,008     13,504,008     21,522,105     21,522,105     21,536,065     21,536,065   21,538,769

Net (loss) income per common
  share (diluted)              $      (0.16)  $      (0.16)  $      (0.02)  $      (0.02)  $      (0.11)  $      (0.11) $     (0.12)

Weighted average number of
  common shares and
  common share equivalents
  used in computation
  (diluted)                      13,504,008     13,504,008     21,522,105     21,522,105     21,536,065     21,536,065    21,538,769

                                                    Previously
                                                     Reported            Restated
                                                   ------------        ------------
1999                                                March 31             March 31         June 30        Sept. 30         Dec. 31
                                                   -------------       ------------    ------------    ------------    ------------
Revenue:
      Ratings and advisory revenue                  $    74,040         $    74,040     $    62,752     $   142,986     $   127,799
      Physician practice service fees                14,398,838          13,939,472       7,810,232       5,280,185       1,918,508
      Other                                                  --             459,366              --              --       1,770,408
                                                    -----------         -----------     -----------     -----------     -----------
                                                     14,472,878          14,472,878       7,872,984       5,423,171       3,816,715
Costs and expenses:
   Ratings and advisory costs and expenses:
      Production, content and product
           development                                   62,280              62,280         202,264         477,188         476,185
      Sales and marketing                                    --                  --         119,244         561,096       1,172,851
   Physician practice services costs and expenses:
      Clinic expenses                                 9,575,632           9,575,632       4,866,822         424,236         367,726
      Litigation and other costs                      1,107,700           1,107,700       2,255,560         906,035       1,039,873
   General and administrative                         3,491,697           3,491,697       2,511,287       2,433,118       2,134,121
                                                    -----------         -----------     -----------     -----------     -----------
      Total costs and expenses                       14,237,309          14,237,309       9,955,177       4,801,673       5,190,756
(Loss) income from operations                           235,569             235,569      (2,082,193)        621,498      (1,374,041)
Other:
      (Loss) gain on sale of assets,
         practice disputes
         and amendment and
         restatement of service
         agreements                                          --                  --       3,531,758         117,485        (882,959)
      Gain on sale of equity investment                      --                  --              --         127,974              --
      Gain on sale of subsidiary                        221,258             221,258              --              --              --
      Interest income                                    63,338              63,338          97,158          88,749          63,202
      Interest expense                               (1,007,243)         (1,007,243)       (879,743)       (318,566)       (283,875)
                                                    -----------         -----------     -----------     -----------     -----------
(Loss) income before income taxes                      (487,078)           (487,078)        666,980         637,140      (2,477,673)
Income tax benefit (expense)                            194,254             194,254       1,502,093        (920,786)      1,850,000
                                                    -----------         -----------     -----------     -----------     -----------
Net (loss) income                                      (292,824)           (292,824)      2,169,073        (283,646)       (627,673)
                                                    ===========         ===========     ===========     ===========     ===========
Net (loss) income per common share (basic)          $     (0.02)        $     (0.02)    $      0.14     $     (0.02)    $     (0.05)
Weighted average number of common
      shares used in computation (basic)             16,494,704          16,494,704      15,686,434      12,429,197      12,377,536

Net (loss) income per common share (diluted)        $     (0.02)        $     (0.02)    $      0.13     $     (0.02)    $     (0.05)

Weighted average number of common
      shares and common share equivalents
      used in computation (diluted)                  16,494,704          16,494,704      16,388,548      12,429,197      12,377,536


(1) In the fourth quarter of 2000, the Company changed its method of accounting for promotional agreements. Under these agreements, companies that access Health Grades' content through licensing agreements offset their cash obligations to the Company by providing significant Health Grades branding on their web sites or by providing other services to the Company. Revenue recognized under such arrangements is commonly referred to as barter revenue. The Company previously recorded revenue under promotional agreements at the fair value of the content licensing, in reliance upon Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" and disclosed, in the Company's press releases and filings with the Securities and Exchange Commission, the amount of such revenue included in the Company's Statements of Operations. However, the consensus reached by the Emerging Issues Task Force in EITF 99-17, "Accounting for Advertising Barter Transactions," is being applied by regulatory authority and accounting professionals to a broad range of barter transactions. As a result, Health Grades restated its year 2000 quarterly interim financial statements to reverse revenues and the corresponding expenses relating to its promotional agreements. No restatement of 1999 information was necessary as the Company's 1999 results of operations did not include any revenue under promotional agreements


20. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental noncash investing and financing activities for 2000 are as follows:

The Company used approximately $1.2 million classified as restricted cash in its 1999 consolidated balance sheet to pay down the Company's term loan in 2000.

In January 2000, the Company received 850,000 shares of its common stock under the terms of a settlement agreement with one of its former affiliated practices.

In February 2000, the Company merged its majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthCare Ratings, Inc. (the"Merger Transaction") In connection with the Merger Transaction, the minority shareholders of HG.com were given 800,000 shares of Company common stock.

In March 2000, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of Company common stock and five-year warrants to purchase 560,000 shares of Company common stock at $4.00 per share.

21.  SUBSEQUENT EVENTS

Effective March 28, 2001, the Company entered into a settlement agreement with the Orthopaedic Institute of Ohio ("OIO"). Under the terms of the agreement, the Company received a cash payment of $1,750,000 in full satisfaction of certain notes receivable and other assets with the practice, the termination of the current service agreement with the practice and the settlement of a dispute of amounts owed to the Company arising out of the restructure transaction with OIO.

As the amount received pursuant to the settlement agreement with OIO was less than the carrying value of the notes receivable and other assets, the Company recorded a write-down of approximately $350,000 in its Statement of Operations for the year ended December 31, 2000, in the line item (Loss) gain on sale of assets, practice disputes and amendment and restatement of service agreements. In addition, the Company reclassified approximately $1.0 million from current and long-term notes receivable and other assets to due from affiliated practices in litigation, net of the write-down of $350,000.

Effective April 16, 2001, the Company reached an agreement with certain investors regarding a commitment to provide equity financing to the Company of up to $2.0 million. In consideration for the commitment, the Company will issue warrants (the "Commitment Warrants") to purchase 500,000 shares of Company common stock at an exercise price per share of $0.26, which was the closing market price per share of the Company's common stock as reported by NASDAQ on April 16, 2001. The Commitment Warrants will expire on April 16, 2007. In addition, warrants issued to the investors in March 2000 to purchase 100,000 shares of Company common stock were amended such that the warrant exercise price was reduced from $4.00 per share to $0.26 per share.

Under the terms of the agreement, the Company was granted the option, which may be exercised solely at its discretion on or prior to December 31, 2001, to sell Company common stock to the investors at an aggregate purchase price up to $2.0 million. If the Company exercises its option, the price per share will be equal to the lesser of $0.26 and the closing market price per share of the Company's common stock as reported by NASDAQ on the date notice is given by the Company to the investors that it intends to exercise its option, but in no event less than $0.15 per share.

If the Company exercises its option to sell Company common stock to the investors, the Company will also issue additional warrants to the investors to purchase a number of shares of Company common stock based upon the dollar amount of common stock issued, up to a maximum of 350,000 shares. These warrants will have a term of six years and an exercise price equal to the per share price of common stock issued as described in the preceding paragraph.

                      Health Grades, Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                                       BALANCE AT       CHARGED TO         CHARGED TO                            BALANCE AT
                                       BEGINNING        COSTS AND            OTHER                                 END OF
           DESCRIPTION                 OF PERIOD        EXPENSES            ACCOUNTS         DEDUCTIONS            PERIOD
-------------------------------      --------------  ---------------      ------------     --------------       -------------
Year ended December 31, 2000
     Allowance for contractual
       adjustments and doubtful
       accounts on receivables
       due from affiliated
       Physician practices in
       litigation                    $      839,032  $            --      $         --     $     (839,032)(6)   $          --

     Allowance for doubtful
       accounts on management fee
       receivables                   $    1,434,073  $        35,090      $         --     $     (357,876)(3)   $     231,895
                                                                                           $     (879,392)(6)

     Allowance for doubtful
       accounts on trade
       receivables                   $           --  $        80,183      $         --     $           --       $      80,183
Year ended December 31, 1999
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable           $   22,161,082  $            --      $ 29,670,283(1)     (21,862,431)(6)   $          --
                                                                                              (29,968,934)(3)
     Allowance for contractual
       adjustments and doubtful
       accounts on receivables
       due from affiliated
       Physician practices in
       litigation                    $    7,397,144  $     2,407,848      $         --     $   (6,706,068)(6)   $     839,032
                                                          (1,719,532)(4)            --           (540,360)(9)

     Allowance for doubtful
       accounts on management
       fee receivables               $           --  $     1,040,428      $    540,360(9)  $     (146,715)(6)   $   1,434,073

Year ended December 31, 1998
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable           $   26,225,860  $     1,210,126 (8)   125,086,140(1)     (12,454,506)(6)   $  22,161,082
                                                            (592,659)(4)     6,816,751(2)    (119,406,005)(3)
                                                                                               (4,724,624)(7)
     Allowance for contractual
       adjustments and doubtful
       accounts on receivables
       due from affiliated
       physician practices
       in litigation                 $           --  $     2,672,520 (5)  $  4,724,624(7)  $           --       $   7,397,144

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

                                INDEX TO EXHIBIT

       EXHIBIT
       NUMBER                          DESCRIPTION
       --------                        -----------
         3.1      Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation and Amended and Restated Certificate of
                  Incorporation

         3.2      Amended and Restated Bylaws

         10.1 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

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

         10.3     Amendment No. 3 to the Second Amended and Restated Revolving
                  Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc., SCN of Princeton, Inc.,
                  NationsBank of Tennessee N.A., AmSouth Bank, Banque Paribas,
                  Key Corporate Capital Inc. and NationsBank of Tennessee, N.A., as Agent (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999)

         10.4     Amendment No. 4 to the Second Amended and Restated Revolving
                  Loan and Security Agreement dated as of November 21, 1997 among Specialty Care Network, Inc, SCN of Princeton, Inc.,
                  NationsBank of Tennessee N.A., AmSouth Bank, Banque Paribas,
                  Key Corporate Capital Inc. and NationsBank of Tennessee, N.A., as Agent (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1999)

         10.5 Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to the Company's Registration
                  Statement on Form S-1 (File No. 333-17627))

         10.6 Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Patrick M. Jaeckle
                  (incorporated by reference to Exhibit 10.4 to the Company's
                  Registration Statement on Form S-1 (File No. 333-17627))

         10.7 Employment Agreement dated as of February 22, 1996 by and between Specialty Care Network, Inc. and Paul Davis
                  (incorporated by reference to Exhibit 10.6 to the Company's
                  Registration Statement on Form S-1 (File No. 333-17627)).

         10.7.1   Amendment to Employment Agreement between Specialty Care
                  Network, Inc. and D. Paul Davis dated December 5, 1997.
                  (incorporated by reference to Exhibit 10.6.1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997)

         10.8 Employment Agreement dated as of March 1, 1996 by and between Specialty Care Network, Inc. and David Hicks (incorporated by reference to Exhibit 10.8 of the Company's Registration
                  Statement on Form S-1 (File No. 333-17627))

         10.9     Amendment to Employment Agreement between Specialty Care
                  Network, Inc. and David Hicks, dated December 2, 1997.
                  (incorporated by reference to Exhibit 10.8.1 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1997)

         10.10 Amended and restated stock purchase agreement dated as of March 3, 2000 among Healthgrades.com, Inc. and Essex Woodlands
                  Health Ventures Fund IV, L.P., Chancellor V, L.P., Paine
                  Webber as custodian for William J. Punk, I.R.A. and Punk
                  Ziegel & Company Investors, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

       EXHIBIT
       NUMBER                          DESCRIPTION
       --------                        -----------

         21       Subsidiaries of the registrant.

         23       Consent of Ernst & Young LLP.