Form 10-Q/A
period 2000-03-31
HEALTH GRADES INC
filed 2001-04-20
CIK 1027915

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
                                                   -----------------------------

    This amendment is being filed solely to reflect the reversal of revenues and corresponding expenses related to our promotional agreements due to a change in our accounting method for revenue recognition. As such, this change affected only Part I, Items 1 and 2.

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
                                                                ============      ============

           See accompanying notes to consolidated financial statements

                     HealthGrades.com, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31
                                                        ------------------------------
                                                             2000              1999
                                                        ------------      ------------
REVENUE:
  Physician practice management revenue                 $  1,579,430      $ 13,939,472
  Internet revenue                                           310,533            74,040
  Other                                                        2,719           459,366
                                                        ------------      ------------
                                                           1,892,682        14,472,878
                                                        ------------      ------------
COSTS AND EXPENSES:
  Physician practice management costs and expenses:
    Clinic expenses                                               --         9,575,632
    Litigation and other costs                               369,223         1,107,700
  Internet costs and expenses:
    Production content and product development               618,827            62,280
    Sales and marketing                                      269,309                --
  General and administrative                               2,174,166         3,491,697
                                                        ------------      ------------
                                                           3,431,525        14,237,309
                                                        ------------      ------------
(Loss) income from operations                             (1,538,843)          235,569
Other:
  Loss on sale of assets and other                          (336,653)               --
  Gain on sale of subsidiary                                      --           221,258
  Interest income                                             51,154            63,338
  Interest expense                                          (316,075)       (1,007,243)
                                                        ------------      ------------
 Loss before income taxes                                 (2,140,417)         (487,078)
 Income tax benefit                                               --           194,254
                                                        ------------      ------------
 Net loss                                               $ (2,140,417)     $   (292,824)
                                                        ============      ============

Net loss per share (basic)                              $      (0.16)     $      (0.02)
                                                        ============      ============
Weighted average shares outstanding (basic)               13,504,008        16,494,704
                                                        ============      ============
Net loss per share (diluted)                            $      (0.16)     $      (0.02)
                                                        ============      ============
Weighted average shares outstanding (diluted)             13,504,008        16,494,704
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

    Summary information by segment is as follows:

                                                    AS OF AND FOR THE THREE MONTHS ENDED
                                                                 MARCH 31
                                                         2000              1999
                                                     ------------      ------------
PPM
Revenue from external customers                      $  1,579,430      $ 14,415,325
Interest income                                            51,154            63,338
Interest expense                                         (316,075)        1,007,243
Segment net loss before income taxes                   (1,043,518)         (291,095)
Segment assets                                         35,706,643        62,173,448
Segment asset expenditures                                  7,812           678,075

INTERNET SERVICES
Revenue from external customers                      $    310,533      $     74,040
Segment net loss before income taxes                   (1,096,899)         (135,814)
Segment assets                                          6,668,203           140,919
Segment asset expenditures                                125,539            21,137

OTHER
Revenue from external customers                      $         --      $    132,831
Equity in net income of unconsolidated affiliate               --            14,884
Segment net loss before income taxes                           --           (58,317)
Segment assets                                                 --           111,138
Segment asset expenditures                                     --             2,413

    A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                            AS OF AND FOR THE THREE MONTHS ENDED
                                                         MARCH 31,
                                                   2000              1999
                                              ------------      ------------
REVENUE
Total for reportable segments                 $  1,889,963      $ 14,472,878
Other revenue                                        2,719                --
                                              ------------      ------------
Total consolidated revenue                    $  1,892,682      $ 14,472,878
                                              ============      ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                         $ (2,140,417)     $   (426,909)
Other net loss                                          --           (58,317)
Adjustment                                              --            (1,852)
                                                                ------------
Loss before income taxes                      $ (2,140,417)     $   (487,078)
                                              ============      ============

ASSETS
Total assets for reportable segments          $ 42,374,846      $ 62,995,523)
Other assets                                            --           111,138
Elimination of advance to subsidiaries          (6,849,774)         (575,007)
Elimination of investment in subsidiaries       (7,795,020)       (1,210,436)
                                              ------------      ------------
Consolidated total assets                     $ 27,730,052      $ 61,215,069
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


                                         HEALTH GRADES, INC.



Date:   April 20, 2001                   By:    /s/ D. Paul Davis
                                                --------------------------------
                                                D. Paul Davis
                                                Senior Vice President, Finance
                                                (Chief Financial Officer)