Form 10-Q/A
period 2000-06-30
HEALTH GRADES INC
filed 2001-04-20
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

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

                         Commission file number 0-22019
                                                -------

                             HEALTH GRADES, INC.
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

                     HealthGrades.com, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     JUNE 30                         JUNE 30
                                                           ----------------------------    ----------------------------
                                                               2000            1999            2000            1999
                                                           ------------    ------------    ------------    ------------
REVENUE:
  Physician practice management revenue                    $  1,988,381    $  7,810,232    $  3,567,811    $ 21,749,704
  Internet revenue                                              376,534          62,752         687,067         136,792
  Other                                                              --              --           2,719         459,366
                                                           ------------    ------------    ------------    ------------
                                                              2,364,915       7,872,984       4,257,597      22,345,862
                                                           ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
  Physician practice management costs and expenses:
    Clinic expenses                                                  --       4,866,822              --      14,442,454
    Litigation and other costs                                  202,612       2,255,560         571,835       3,363,260
  Internet costs and expenses:
    Production content and product development                  586,765         202,264       1,205,592         264,544
    Sales and marketing                                         401,844         119,244         671,153         119,244
  General and administrative                                  1,888,247       2,511,287       4,062,413       6,002,984
                                                           ------------    ------------    ------------    ------------
                                                              3,079,468       9,955,177       6,510,993      24,192,486
                                                           ------------    ------------    ------------    ------------
Loss from operations                                           (714,553)     (2,082,193)     (2,253,396)     (1,846,624)
Other:
  Gain (loss) on sale of assets and other                       141,874       3,531,758        (194,779)      3,531,758
  Gain on sale of subsidiary                                         --              --              --         221,258
  Interest income                                               208,202          97,158         259,356         160,496
  Interest expense                                              (59,718)       (879,743)       (375,793)     (1,886,986)
                                                           ------------    ------------    ------------    ------------
 (Loss) income before income taxes                             (424,195)        666,980      (2,564,612)        179,902
 Income tax benefit                                                  --       1,502,093              --       1,696,347
                                                           ------------    ------------    ------------    ------------
 Net (loss) income                                         $   (424,195)   $  2,169,073    $ (2,564,612)   $  1,876,249
                                                           ============    ============    ============    ============
Net (loss) income per share (basic)                        $      (0.02)   $       0.14    $      (0.15)   $       0.12
                                                           ============    ============    ============    ============
Weighted average shares outstanding (diluted)                21,522,105      15,686,434      17,512,743      16,031,953
                                                           ============    ============    ============    ============

Net (loss) income per share (diluted)                      $      (0.02)   $       0.13    $      (0.15)   $       0.11
                                                           ============    ============    ============    ============
Weighted average shares outstanding (diluted)                21,522,105      16,388,548      17,512,743      16,383,102
                                                           ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                     HealthGrades.com, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  SIX MONTHS ENDED JUNE 30
                                                                   2000             1999
                                                               ------------    ------------
OPERATING ACTIVITIES
Net (loss) income                                              $ (2,564,612)   $  1,876,249
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
      Depreciation                                                  389,782       1,230,566
      Amortization                                                  397,160       1,279,418
      Bad debt expense                                               99,015              --
      Gain on sale of subsidiary                                         --        (221,258)
      Gain on sale of equity investment                                  --      (3,531,758)
      Equity in earnings of investee                                     --          18,978
      Officer notes financing fee                                   347,200              --
      Loss on disposal of assets                                    194,779          29,604
      Deferred income taxes                                              --      (1,083,178)
      Non-cash compensation expense-stock options                    19,287              --
      Changes in operating assets and liabilities,  net
         of the non-cash effects of the acquisitions of the
         net assets of physician groups:
            Accounts receivable, net                                 65,229       3,251,158
            Due from affiliated practices in litigation           1,651,876      (1,358,716)
            Prepaid expenses and other assets                      (194,079)         89,525
            Accounts payable and accrued expenses                  (766,315)     (1,351,934)
            Accrued payroll, incentive compensation and
               related expenses                                     175,928         113,204
            Income taxes payable and prepaid and
               recoverable income taxes, net                      2,395,381       2,065,700
            Due to affiliated physician practices                        --      (3,121,548)
            Deferred income                                        (334,633)      3,380,060
                                                               ------------    ------------
Net cash provided by operating activities                         1,875,998       2,666,070

INVESTING ACTIVITIES
Purchases of property and equipment                                (306,314)       (846,413)
Proceeds from sales of majority interest in a subsidiary
   and equity investments, net of cash                                   --         322,812
Proceeds from sale of medical equipment                             125,000         925,185
Increase in other assets                                             65,065         (38,708)
Increase in intangible assets                                            --              --
Repayments from affiliates                                               --          58,354
Advances to investee                                                     --        (757,467)
                                                               ------------    ------------
Net cash used in investing activities                              (116,249)       (336,237)

FINANCING ACTIVITIES
Proceeds from sales of affiliated practices
   assets and execution of new service agreements                        --      34,388,567
Cash restricted for repayment of line-of-credit                          --      (3,732,101)
Principal repayments on notes payable                            (9,986,672)    (33,172,808)
Net proceeds from equity financing                               14,358,592              --
Repayments from notes receivable                                  3,284,326              --
Principal repayments on capital lease obligations                        --         (47,686)
Loans to physician stockholders                                          --         (48,178)
Repayment of Officer notes                                         (350,000)
Repayment on loans to physician stockholders                             --         135,451
Exercise of common stock options                                     53,838              --
                                                               ------------    ------------
Net cash provided by (used in) financing activities               7,360,084      (2,476,755)

Net increase (decrease) in cash and cash equivalents              9,119,833        (146,922)
Cash and cash equivalents at beginning of period                    316,767       1,418,201
                                                               ------------    ------------
Cash and cash equivalents at end of period                     $  9,436,600    $  1,271,279
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

    Summary information by segment is as follows:

                                                             AS OF AND FOR                  AS OF AND FOR
                                                        THE THREE MONTHS ENDED          THE SIX MONTHS ENDED
                                                               JUNE 30                         JUNE 30
                                                        2000             1999           2000            1999
                                                    ------------    ------------    ------------    ------------
PPM
Revenue from external customers                     $  1,988,381    $  7,822,094    $  3,567,811    $ 22,237,419
Interest income                                               --          54,462              --         117,800
Interest expense                                         (59,718)       (879,743)       (375,793)     (1,886,986)
Segment net income (loss) before income taxes            559,714       2,149,004        (534,958)      1,857,909
Segment assets                                        29,589,939      26,968,497      29,589,939      26,968,497
Segment asset expenditures                                    --          68,680           7,812         746,755

INTERNET SERVICES
Revenue from external customers                     $    376,534    $     62,752    $    687,067    $    136,792
Interest income                                          208,202              --         259,356              --
Segment net loss before income taxes                    (983,909)       (794,951)     (2,029,654)       (930,765)
Segment assets                                         7,071,525         340,740       7,071,525         340,740
Segment asset expenditures                               172,963          78,521         298,502          99,658

OTHER
Revenue from external customers                     $         --    $         --    $         --    $    132,831
Equity in net income of unconsolidated affiliate              --          27,812              --          42,696
Segment net loss before income taxes                          --         (33,862)             --         (18,978)
Segment assets                                                --        (749,763)             --        (638,625)
Segment asset expenditures                                    --       2,232,298              --       2,232,298

    A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                                         AS OF AND FOR                  AS OF AND FOR
                                                    THE THREE MONTHS ENDED          THE SIX MONTHS ENDED
                                                            JUNE 30                         JUNE 30
                                                    2000             1999            2000            1999
                                                 ------------    ------------    ------------    ------------
REVENUE
Total for reportable segments                    $  2,364,915    $  7,901,333    $  4,254,878    $ 22,374,211
Other revenue                                              --         (28,349)          2,719         (28,349)
                                                 ------------    ------------    ------------    ------------
Total consolidated revenue                       $  2,364,915    $  7,872,984    $  4,257,597    $ 22,345,882
                                                 ============    ============    ============    ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                            $   (424,195)   $  1,354,053    $ (2,564,612)   $    927,144
Other net loss                                             --        (580,308)             --        (638,625)
Adjustment                                                 --        (106,765)             --        (108,617)
                                                 ------------    ------------    ------------    ------------
Loss before income taxes                         $   (424,195)   $    666,980    $ (2,564,612)   $    179,902
                                                 ============    ============    ============    ============

ASSETS
Total assets for reportable segments             $ 36,661,464    $ 29,923,076    $ 36,661,464    $ 29,923,076
Other assets                                               --       2,227,182              --       2,227,182
Elimination of advance to subsidiaries             (8,311,769)     (3,390,002)     (8,311,769)     (3,390,002)
Elimination of investment in subsidiaries          (7,795,020)     (1,937,836)     (7,795,020)     (1,937,836)
                                                 ------------    ------------    ------------    ------------
Consolidated total assets                        $ 20,554,675    $ 26,822,420    $ 20,554,675    $ 26,822,420
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

SALES AND MARKETING EXPENSES

We incurred approximately $402,000 and $671,000 in sales and marketing costs for the three and six months ended June 30, 2000, respectively. There were no corresponding costs for the three and six months ended June 30, 1999.

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