Form 10-Q/A
period 2000-09-30
HEALTH GRADES INC
filed 2001-04-20
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                 FORM 10-Q/A-1

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On October 31, 2000, 21,547,204 shares of the Registrant's common stock, $.001 par value, were outstanding.

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

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  SEPTEMBER 30                    SEPTEMBER 30
                                                          ----------------------------    ----------------------------
                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------
    REVENUE:
      Physician practice management revenue               $    375,923    $  5,280,185    $  3,943,734    $ 27,029,889
      Internet revenue                                         428,156         142,986       1,115,223         279,778
      Other                                                      1,128              --           3,847         459,366
                                                          ------------    ------------    ------------    ------------
                                                               805,207       5,423,171       5,062,804      27,769,033
                                                          ------------    ------------    ------------    ------------
    COSTS AND EXPENSES:
      Physician practice management costs and expenses:
        Clinic expenses                                             --         424,236              --      14,866,690
        Litigation and other costs                              85,271         906,035         657,106       4,269,295
      Internet costs and expenses:
        Production content and product development             466,593         477,188       1,672,185         741,732
        Sales and marketing                                    491,871         561,096       1,163,024         680,340
      General and administrative                             2,260,894       2,433,118       6,323,307       8,436,102
                                                          ------------    ------------    ------------    ------------
                                                             3,304,629       4,801,673       9,815,622      28,994,159
                                                          ------------    ------------    ------------    ------------
    (Loss) income from operations                           (2,499,422)        621,498      (4,752,818)     (1,225,126)
    Other:
      Gain (loss) on sale of assets and other                  (61,473)        117,485        (256,252)      3,649,243
      Gain on sale of equity investment                             --         127,974              --         127,974
      Gain on sale of subsidiary                                    --              --              --         221,258
      Interest income                                          141,024          88,749         400,380         249,245
      Interest expense                                         (52,648)       (318,566)       (428,441)     (2,205,552)
                                                          ------------    ------------    ------------    ------------
    (Loss) income before income taxes                       (2,472,519)        637,140      (5,037,131)        817,042
    Income tax (expense) benefit                                    --        (920,786)             --         775,561
                                                          ------------    ------------    ------------    ------------
    Net (loss) income                                     $ (2,472,519)   $   (283,646)   $ (5,037,131)   $  1,592,603
                                                          ============    ============    ============    ============
    Net (loss) income per share (basic)                   $      (0.11)   $      (0.02)   $      (0.27)   $       0.11
                                                          ============    ============    ============    ============
    Weighted average shares outstanding (basic)             21,536,065      12,429,197      18,863,324      14,817,837
                                                          ============    ============    ============    ============

    Net (loss) income per share (diluted)                 $      (0.11)   $      (0.02)   $      (0.27)   $       0.10
                                                          ============    ============    ============    ============
    Weighted average shares outstanding (diluted)           21,536,065      12,429,197      18,863,324      15,637,817
                                                          ============    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30
                                                           ----------------------------
                                                               2000            1999
                                                           ------------    ------------
OPERATING ACTIVITIES
Net (loss) income                                          $ (5,037,131)   $  1,592,603
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
      Depreciation                                              537,281       1,491,225
      Amortization                                              606,885       1,425,645
      Bad debt expense                                          126,098              --
      Gain on sale of subsidiary                                     --        (221,258)
      Gain on sale of equity investment                              --        (127,974)
      Gain on sale of assets, amendment and restatement
         of service agreements and litigation settlement             --      (3,649,243)
      Impact of termination agreements                               --      (1,073,777)
      Equity in loss of unconsolidated affiliate                     --          23,852
      Officer notes financing fee                               347,200              --
      Loss (gain) on disposal of assets                         256,253          (5,891)
      Deferred income taxes                                          --      (1,285,395)
      Non-cash compensation expense-stock options                34,331         394,277
      Changes in operating assets and liabilities,
         net of the non-cash effects of the acquisitions
         of the net assets of physician groups:
            Accounts receivable, net                            145,136       3,294,746
            Due from affiliated practices in
               litigation                                     1,654,539      (1,423,324)
            Prepaid expenses and other assets                   (37,520)        168,192
            Accounts payable and accrued expenses            (1,065,163)     (1,926,666)
            Accrued payroll, incentive compensation
               and related expenses                             107,538           7,782
            Income taxes payable and prepaid and
               recoverable income taxes, net                  2,395,381       3,188,703
            Due to affiliated physician practices                    --      (3,121,548)
            Deferred income                                    (469,570)      1,946,009
                                                           ------------    ------------
Net cash (used in) provided by operating activities            (398,742)        697,958

INVESTING ACTIVITIES

Purchases of property and equipment                            (315,179)       (954,220)
Proceeds from sales of majority interest in a
   subsidiary and equity investments, net of cash                    --       3,208,397
Proceeds from sale of medical equipment                         125,200       1,001,856
Increase in other assets                                          5,303         (39,403)
Repayments from affiliates                                           --         108,815
Advances to investee                                                 --        (899,342)
                                                           ------------    ------------
Net cash (used in) provided by investing activities            (184,676)      2,426,103

FINANCING ACTIVITIES
Proceeds from sales of affiliated practices
   assets and execution of new service agreements                    --      36,693,110
Cash restricted for repayment of line-of-credit                      --              --
Principal repayments on notes payable                       (10,156,672)    (40,425,000)
Net proceeds from equity financing                           14,356,201              --
Repayments from notes receivable                              3,446,605              --
Principal repayments on capital lease obligations                    --         (47,686)
Loans to physician stockholders                                      --         (48,178)
Escrowed payment related to acquisition
    of additional interest in majority-owned
    subsidiary                                                       --         (60,000)
Repayment of Officer notes                                     (350,000)             --
Repayment on loans to physician stockholders                         --         135,451
Exercise of common stock options                                 62,800           7,545
                                                           ------------    ------------
Net cash provided by (used in) financing activities           7,358,934      (3,744,758)

Net increase (decrease) in cash and cash equivalents          6,775,516        (620,697)


Cash and cash equivalents at beginning of period                316,767       1,418,201
                                                           ------------    ------------
Cash and cash equivalents at end of period                 $  7,092,283    $    797,504
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

    Summary information by segment is as follows:

                                                            AS OF AND FOR                   AS OF AND FOR
                                                        THE THREE MONTHS ENDED          THE NINE MONT HS ENDED
                                                             SEPTEMBER 30                    SEPTEMBER 30
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
    PPM
    Revenue from external customers                  $    375,923    $  5,306,998    $  3,943,734    $ 27,544,417
    Interest income                                            --          39,619              --         157,419
    Interest expense                                      (52,648)        318,566        (428,441)      2,205,552
    Segment net income (loss) before income taxes      (1,230,975)      2,970,613      (1,765,933)      4,828,522
    Segment assets                                     27,966,141      21,282,908      27,966,141      21,282,908
    Segment asset expenditures                              6,010          29,042          13,822         775,797

    INTERNET SERVICES
    Revenue from external customers                  $    428,156    $    143,047    $  1,115,223    $    279,839
    Interest income                                       141,024              --         400,380              --
    Segment net loss before income taxes               (1,241,544)     (1,946,611)     (3,271,198)     (2,877,376)
    Segment assets                                      6,091,992         340,539       6,091,992         340,539
    Segment asset expenditures                              2,855          78,765         301,357         178,423

    OTHER
    Revenue from external customers                  $         --    $         --    $         --    $    132,831
    Interest income                                            --          49,130              --          91,826
    Equity in net loss of unconsolidated affiliate             --          (4,874)             --         (23,852)
    Segment net loss before income taxes                       --        (385,008)             --      (1,023,633)
    Segment assets                                             --              --              --              --
    Segment asset expenditures                                 --              --              --              --

    A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                                       AS OF AND FOR                   AS OF AND FOR
                                                   THE THREE MONTHS ENDED          THE NINE MONT HS ENDED
                                                        SEPTEMBER 30                    SEPTEMBER 30
                                                ----------------------------    ----------------------------
                                                    2000            1999            2000            1999
                                                ------------    ------------    ------------    ------------
       REVENUE
       Total for reportable segments            $    804,079    $  5,450,045    $  5,058,957    $ 27,824,256
       Other revenue                                   1,128         (26,874)          3,847         (55,223)
                                                ------------    ------------    ------------    ------------
       Total consolidated revenue               $    805,207    $  5,423,171    $  5,062,804    $ 27,769,033
                                                ============    ============    ============    ============

       LOSS BEFORE INCOME TAXES
       Total net loss before tax for
         reportable segments                    $ (2,472,519)   $  1,024,002    $ (5,037,131)   $  1,951,146
       Other net loss                                     --        (385,008)             --      (1,023,633)
       Adjustment                                         --          (1,854)             --        (110,471)
                                                ------------    ------------    ------------    ------------
       Loss before income taxes                 $ (2,472,519)   $    637,140    $ (5,037,131)   $    817,042
                                                ============    ============    ============    ============

       ASSETS
       Total assets for reportable segments     $ 34,058,133    $ 21,623,447    $ 34,058,133    $ 21,623,447
       Other assets                                       --              --              --              --
       Elimination of advance to subsidiaries     (8,831,517)             --      (8,831,517)             --
       Elimination of investment in
         subsidiaries                             (7,795,020)     (4,215,224)     (7,795,020)     (4,215,224)
                                                ------------    ------------    ------------    ------------

       Consolidated total assets                $ 17,431,596    $ 17,408,223    $ 17,431,596    $ 17,408,223
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

SALES AND MARKETING EXPENSES

We incurred approximately $492,000 and $1.2 million in sales and marketing costs for the three and nine months ended September 30, 2000, respectively. There were no corresponding costs for the three and nine months ended September 30, 1999.

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