Form 10-K/A
period 2000-12-31
HEALTH GRADES INC
filed 2001-04-30
CIK 1027915

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [ ]

As of March 31, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was $26,500,295. Such aggregate market value was computed by reference to the closing sale price of the common stock as reported on the Nasdaq Small Cap Market on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the common stock of the registrant.

As of March 31, 2001 there were 21,273,425 shares of the registrant's common stock outstanding.

This amendment to Health Grades, Inc.'s (the "Company") Form 10-K for the fiscal year ended December 31, 2000 amends and modifies the Form 10-K to set forth the information required in Part III of Form 10-K. The information in Part III was to be incorporated by reference to the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A. However, the Company's definitive Proxy Statement will not be filed within the 120 day period after the end of the Company's fiscal year necessary to enable the Company to incorporate such information by reference.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

KERRY R. HICKS, age 41, one of our founders, has served as our Chief Executive Officer since our inception in 1995. He also served as our President from our inception until November 1999. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management (LBA).

PATRICK M. JAECKLE, age 42, one of our founders, served as one of our directors since our inception in 1995. He served as our President from November 1999 through March 2001. He was previously our Executive Vice President of Corporate Development since our inception in 1995 until November 1999. From February 1994 through March 1996, Mr. Jaeckle served as Director of Healthcare Corporate Finance at Morgan Keegan & Co., Inc. Previously, Mr. Jaeckle was a member of the healthcare groups at both Credit Suisse First Boston and Smith Barney. Prior to his career in investment banking, Mr. Jaeckle was a member of the International Business Development Group at Merck & Company.

PETER H. CHEESBROUGH, age 49, has served as one of our directors since December 1996. Since October 2000, Mr. Cheesbrough has been self-employed as a consultant. From August 1999 through September 2000, Mr. Cheesbrough served as Senior Vice President Finance and Chief Financial Officer of XCare.net, a company providing internet-based business to business connectivity, information exchange and electronic commerce applications solutions for healthcare. From June 1993 to August 1999, Mr. Cheesbrough was the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.

LESLIE S. MATTHEWS, M.D., age 49, has served as one of our directors since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1990, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital.

MATS WAHLSTROM, age 46, has served as one of our directors since March 1997. Since May 2000, Mr. Wahlstrom has served as an Executive Vice President for Securitas AB, a multinational corporation engaged in guard services, alarm system design, installation and monitoring and cash-in-transit services. From 1990 until February 2000, Mr. Wahlstrom served in various capacities for Gambro AB and its affiliated companies, which are engaged in the manufacture of equipment for hemodialysis, cardiovascular surgery and blood component analysis and in the provision of health care services. He was President of Gambro Healthcare, Inc. from 1993 until February 2000, Executive Vice President of Gambro AB from 1990 until February 2000 and President of COBE Laboratories, Inc., a subsidiary of Gambro AB engaged in the development and manufacture of hemodialysis products and the operation of dialysis centers from 1991 until February 2000.

PARAG SAXENA, age 45, has served as one of our directors since March 2000. Mr. Saxena has served in various capacities at INVESCO Private Capital, Inc. or its predecessor since May 1983, most recently as its Chief Executive Officer.

MARC S. SANDROFF, age 43, has served as one of our directors since March 2000. Mr. Sandroff has been a general partner and/or Managing Director of Essex Woodlands Health Venture Funds since 1987. From 1984 to 1987, he was one of nine professionals responsible for managing the venture capital portfolio for Allstate Insurance. Prior to entering the venture capital industry, he was a founder of and had direct operating responsibility for several rehabilitation and long-term care facilities.

JOHN QUATTRONE, age 48, has served as one of our directors since November 2000. Mr. Quattrone has served as General Director of Human Resources for General Motors North America Automotive Operations since 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of more than ten percent of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. We believe that all filings required to be made during 2000 were made on a timely basis, except that Peter Stahl and John Quattrone each filed his initial ownership report after the applicable due date. We attribute the late filing to errors in our own internal procedures that have been rectified.

ITEM 11. EXECUTIVE COMPENSATION

                 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth certain information concerning the compensation we paid to our Chief Executive Officer and the four other most highly paid executive officers (collectively, the "named executive officers") during 2000, 1999 and 1998.

                                                                                               LONG TERM
                                                                                             COMPENSATION
                                                                                                AWARDS
                                                                ANNUAL COMPENSATION           SECURITIES
                                                                                              UNDERLYING           ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR        SALARY           BONUS            OPTIONS         COMPENSATION (1)
---------------------------                       ----        ------           -----         -------------      ----------------
Kerry R. Hicks                                    2000       $259,118        $125,000            260,000            $4,800
   Chief Executive Officer                        1999       $253,606        $     --            475,000            $7,137
                                                  1998       $248,923        $     --            500,000            $4,197

Patrick M. Jaeckle (2)                            2000       $259,118        $ 70,000            140,000            $4,800
   President                                      1999       $253,606        $     --            475,000            $4,800
                                                  1998       $250,400        $     --            500,000            $   --

D. Paul Davis (3)                                 2000       $177,828        $ 50,000            100,000            $4,800
   Executive Vice President - Finance/CFO         1999       $174,391        $     --            200,000            $6,392
                                                  1998       $166,442        $     --            305,310            $6,402

David G. Hicks                                    2000       $175,419        $ 50,000            100,000            $4,800
   Executive Vice President - Information         1999       $162,377        $     --            200,000            $6,070
      & Technology                                1998       $139,615        $     --            183,659            $5,584

Timothy D. O'Hare                                 2000       $149,252        $ 30,000            100,000            $4,800
   Senior Vice President - ProviderWeb            1999       $146,077        $     --            200,000            $5,728
                                                  1998       $143,402        $     --            183,659            $5,736

(1) Includes amounts that we contributed for the account of the executive officers, under our Retirement Savings Plan.

(2) Mr. Jaeckle resigned effective March 29, 2001. He will continue to provide services to us as a consultant through September 2001. See Item 13., CERTAIN RELATIONS AND RELATED TRANSACTIONS for more information.

(3)  Mr. Davis resigned effective April 30, 2001.

Stock Options

The following table sets forth certain information regarding stock options granted during 2000 to the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                              NUMBER OF PERCENT OF
                                  SECURITIES          TOTAL OPTIONS
                                  UNDERLYING            GRANTED TO         EXERCISE
                                    OPTIONS (1)        EMPLOYEES IN          PRICE         EXPIRATION        GRANT DATE (2)
NAME                                GRANTED            FISCAL YEAR         PER SHARE          DATE           PRESENT VALUE
----                          --------------------    -------------       ------------     -----------       --------------
Kerry R. Hicks                          260,000            11.19%           $ 0.6250         11/20/10          $ 132,600

Patrick M. Jaeckle                      140,000             6.03%           $ 0.6250         11/20/10           $ 71,400

D. Paul Davis                           100,000             4.31%           $ 0.6250         11/20/10           $ 51,000

David G. Hicks                          100,000             4.31%           $ 0.6250         11/20/10           $ 51,000

Timothy D. O'Hare                       100,000             4.31%           $ 0.6250         11/20/10           $ 51,000

(1) On November 20, 2000, we granted options to our executive officers. The options each have an exercise price of $0.625, which was the closing price per share of our common stock on the date of grant. The options vest in one-third increments on each of the first through the third year anniversaries of the date of grant and terminate ten years from the date of grant.

(2) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. There are four underlying assumptions used in developing the grant valuations: an expected volatility of 1.46; an expected term to exercise of 3 years; risk-free interest rate over the life of the option of 5.06%; and an expected dividend yield of zero. The actual value, if any, an officer may realize will depend on the amount by which the stock price exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

The following table sets forth certain information regarding stock options held as of December 31, 2000 by the named executive officers. The named executive officers did not exercise any stock options in 2000.

                          FISCAL YEAR-END OPTION VALUES

                                               NUMBER OF SECURITIES                       VALUE OF UNEXCERCISED
                                              UNDERLYING UNEXERCISED                           IN-THE-MONEY
                                                    OPTIONS AT                                  OPTIONS AT
                                                  FISCAL YEAR-END                           FISCAL YEAR-END (1)
                                      ----------------------------------------    ---------------------------------------
NAME                                     EXERCISABLE          UNEXERCISABLE          EXERCISABLE         UNEXERCISABLE
----                                  ------------------   -------------------    ------------------  -------------------
Kerry R. Hicks                              861,351               568,525               $   --               $   --

Patrick M. Jaeckle                          861,351               435,723               $   --               $   --

D. Paul Davis                               363,621               327,022               $   --               $   --

David G. Hicks                              319,701               235,160               $   --               $   --

Timothy D. O'Hare                           445,701               211,259               $   --               $   --

(1) Based on $0.344, the closing price of our common stock as reported on the Nasdaq Small Cap Market on December 31, 2000.

EMPLOYMENT AGREEMENTS

Mr. Kerry Hicks is employed by us under an employment agreement dated as of April 1, 1996. The agreement has an initial term of five years and is renewable automatically for one year periods unless terminated by one of the parties. The agreement provides for Mr. Hicks to receive an annual salary rate of $187,500 for 1996, $215,000 for 1997 and $250,000 for 1998, with cost of living increases for the years following 1998. In addition, the agreement provides for annual incentive compensation equal to up to 100% of Mr. Hicks' base salary based on performance targets established by the Board of Directors.

Mr. David Hicks and Mr. O'Hare are employed by us under employment agreements dated as of March 1, 1996 and August 12, 1996, respectively. Each agreement has an initial term of five years and is renewable automatically for one year periods unless terminated by one of the parties. The agreements provide for Messrs. David Hicks and Tim O'Hare to receive an annual base salary of $108,000 for 1996, $125,000 for 1997 and $144,000 for 1998, with cost of living increases for the years following the third year. In addition, the agreements provide for annual incentive compensation to each officer equal to up to 75% of his base salary based on performance targets established by the Board of Directors. In connection with Mr. David Hicks' appointment as Senior Vice President in 1999, his base salary was increased to $172,500.

Messrs. Jaeckle and Davis were also employed by us under employment agreements. Effective March 29, 2001, Mr. Jaeckle resigned and entered into an agreement under which, among other things, he will provide consulting services through September 2001. See discussion of this agreement at Item 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS". Mr. Davis resigned effective April 30, 2001.

Under each of the employment agreements described above, in the event that the exercise officer is terminated without cause and there has been no change of control of the Company, we will pay the officer his base salary for the remaining term of the agreement and any earned but unpaid salary and incentive compensation. In the event the officer is terminated with cause, regardless of whether there has been a change of control, we will pay the officer his base salary for 60 days following such termination. If the officer is terminated without cause upon a change of control, he is entitled to receive a lump sum payment upon his termination equal to 300% of his base salary plus 300% of his annual incentive compensation for the prior year. Each agreement contains certain confidentiality and non-competition covenants.

COMPENSATION OF DIRECTORS

Our directors generally do not receive compensation for their service on our board of directors. However, effective January 1, 1999, Messrs. Cheesebrough and Wahlstrom are entitled to receive $20,000 per annum for their services on our board of directors and board committees.

On June 20, 2000, we granted options to our non-employee directors to purchase the following numbers of shares: Mr. Cheesebrough, 20,000 shares; Dr. Matthews, 20,000 shares; and Mr. Wahlstrom, 20,000 shares. The options all have an exercise price of $1.5313 per share (the closing price per share of our common stock at the date of grant) and terminate on June 20, 2010. The options vest in one-third increments on each of the first through the third anniversaries of the date of grant.

On November 29, 2000, we granted an option, to our newly appointed, non-employee director Mr. Quattrone to purchase 20,000 shares of our common stock. The option has an exercise price of $0.50 per share (the closing price per share of our common stock at the date of grant). The options vest in one-third increments on each of the first through the third anniversaries of the date of grant and terminate on November 29, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF OUR COMMON STOCK BY CERTAIN PERSONS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 23, 2001 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person's address), (ii) our executive officers listed under "Executive Compensation - summary of Cash and Certain other Compensation," (iii) each director and (iv) all directors and executive officers as a group.

                                                               Number of Shares       Percent of
Name of Beneficial Owner                                      Beneficially Owned  Outstanding Shares
------------------------                                      ------------------  ------------------
Kerry R. Hicks(2)                                                   2,700,866                12.0%
Patrick M. Jaeckle(3)                                               1,826,475                 8.2%
D. Paul Davis(4)                                                      488,120                 2.3%
David G. Hicks(5)                                                     487,702                 2.3%
Timothy O'Hare(6)                                                     469,921                 2.2%
Peter H. Cheesbrough(7)                                                86,012                    *
Leslie S. Matthews, M.D.(8)                                           108,450                    *
Mats Wahlstrom(9)                                                     156,677                    *
John Quattrone                                                              -                    *
Parag Saxena(10)                                                    5,982,350                26.0%
Marc S. Sandroff(11)                                                4,257,900                18.9%
Chancellor V, L.P.(12)                                              5,982,350                26.0%
Essex Woodlands Health Venture Fund IV, L.P.(13)                    4,257,900                18.9%
All directors and executive officers as a group (12 persons)(14)   17,746,718                63.3%

*    Less than one percent

(1) Applicable percentage of ownership is based on 21,273,425 shares of common stock outstanding on April 23, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of commons stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 23, 2001 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2) Includes 10,000 shares of common stock in The David G. Hicks Irrevocable Children's Trust, warrants to purchase 350,000 shares and 945,448 shares underlying stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership. Mr. Hicks' address is 44 Union Blvd., Suite 600, Lakewood, Colorado 80228.

(3) Includes warrants to purchase 175,000 shares and 861,351 shares underlying stock options. Does not include 100,000 shares of common stock held by The Patrick M. Jaeckle Family Irrevocable Children's Trust, for which shares Mr. Jaeckle disclaims beneficial ownership. Mr. Jaeckle's address is Union Blvd., Suite 600, Lakewood, Colorado 80228.

(4) Includes warrants to purchase 17,500 shares and 363,621 shares underlying stock options.

(5) Includes warrants to purchase 17,500 shares and 343,921 shares underlying stock options

(6)  Includes 469,921 shares underlying stock options

(7)  Includes 65,012 shares underlying stock options

(8)  Includes 66,667 shares underlying stock options

(9)  Includes 56,677 shares underlying stock options

(10) Includes 4,215,000 shares and 1,767,350 shares underlying warrants held by Chancellor V, L.P. Mr. Saxena is a Managing Director of INVESCO Private Capital, Inc. ("INVESCO"), which is the Managing Member of IPC Direct Associates V, L.L.C., which is the General Partner of Chancellor V, L.P. Mr. Saxena's address is INVESCO Private Capital, Inc., 1166 Avenue of the Americas, New York, NY 10036.

(11) Includes 3,000,000 shares and 1,257,900 shares underlying warrants held by Essex Woodlands Health Ventures Fund IV, L.P. (the "Fund"). Mr. Sandroff is a Managing Director of Essex Woodlands Health Ventures Fund IV, L.L.C. (the "LLC"), which is the General Partner of the Fund. Mr. Sandroff's address is Essex Woodlands Health Ventures Fund IV, L.L.C.

(12) Includes warrants to purchase 1,767,350 shares

(13) Includes warrants to purchase 1,257,900 shares

(14) Includes warrants to purchase 4,094,700 shares and 3,172,618 shares underlying stock options

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In December 1999, Kerry Hicks, our Chief Executive Officer, Patrick Jaeckle, our former President, Paul Davis, our Executive Vice President - Finance and Chief Financial Officer and David Hicks, our Executive Vice President - Information Technology, made loans to us in the principal amounts of $2 million, $1 million, $100,000 and $100,000, respectively. Mr. Kerry Hicks and Mr. Jaeckle also jointly loaned an additional $350,000. We used the proceeds of those loans to purchase shares of HG.com (HG.com owned certain assets that were ultimately developed by us into our healthgrades.com website that were held by the members of Venture5 LLC other than Sarah Loughran (now our Senior Vice President-Content). We issued notes (the "Officer Notes") to those officers in connection with those loans. The notes bore interest at 10.5% per annum and were payable on December 31, 2000.

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

     On March 17, 2000, we closed a private placement of our securities. In connection with the offering, we sold 4,215,000 shares of our common stock and warrants to purchase 1,475,250 shares of our common stock to Chancellor V., L.P. ("Chancellor V") for $8,430,000. Parag Saxena, one of our directors, is an affiliate of Chancellor V. We also sold 3,000,000 shares of our common stock and warrants to purchase 1,050,000 shares to Essex Woodlands Health Ventures Fund IV, L.P. ("Essex") for $1,500,000 Marc Sandroff, one of our directors, is an affiliate of Essex. In addition, the holders of $3,200,000 principal amount Officer Notes surrendered their notes in exchange for our common stock and warrants as follows:

                                                                                                         Number of Shares
                                                Principal Amount of Note                               Underlying Warrants
              Name                                    Surrendered         Number of Shares Issued            Issued
              ----                             ------------------------   -----------------------     --------------------
        Kerry R. Hicks                                 $2,000,000                 1,000,000                  350,000
        Patrick M. Jaeckle                              1,000,000                   500,000                  175,000
        D. Paul Davis                                     100,000                    50,000                   17,500
        David G. Hicks                                    100,000                    50,000                   17,500

The warrants issued in the transaction each have an exercise price of $4.00 per share and have a term of five years.

         Effective April 16, 2001, we reached an agreement with Chancellor V and Essex, regarding a commitment to provide up to $2.0 million of equity financing to us. In consideration for the commitment, we issued to Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price per share of $0.26, which was the closing market price per share of our common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants will expire on April 16, 2007. In addition, in connection with our agreement with Chancellor V and Essex, we repriced.

warrants to purchase an aggregate of 100,000 shares of our common stock that were issued to Chancellor V and Essex in March 2000 to the same $0.26 exercise price.

         Under the terms of the agreement with Chancellor V and Essex, we were granted the option, which may be exercised solely at our discretion until December 31, 2001, to sell our common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. If we exercise the option, the price per share will be equal to the lesser of $0.26 and the closing market price per share of our common stock as reported by Nasdaq on the date that we provide notice to Chancellor V and Essex that we intend to exercise the option, but in no event less than $0.15 per share. If we decide to exercise the option, we will also issue warrants to purchase up to an additional 350,000 shares of our common stock at an exercise price per share equal to the price at which we sell our common stock upon our exercise of the option. Those warrants will have a six-year term.

         Effective March 29, 2001, Mr. Jaeckle resigned his employment with us. In connection with his resignation, we entered into a severance agreement with Mr. Jaeckle. Under the agreement, Mr. Jaeckle agreed to serve as a consultant to us through September 30, 2001 and to surrender 250,000 shares of Health Grades common stock to us. We agreed to make payments to Mr. Jaeckle totaling approximately $435,000 in consideration of his consulting services, the surrender of his shares and other commitments, including certain confidentiality commitments. We also extended the termination date of options to purchase 861,351 shares of our common stock held by Mr. Jaeckle until September 30, 2003 and agreed to pay Mr. Jaeckle an additional fee of approximately $90,000 if he provides to us a bona fide written offer of an entity to provide equity financing or enter into a business combination transaction with us on terms specified in the agreement.


         Effective April 30, 2001, Mr. Davis resigned his employment with us. In connection with his resignation, we extended the termination date of certain options to purchase 200,000 shares of our common stock held by Mr. Davis from ninety days from the date of Mr. Davis' resignation to two years from the date of his resignation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HEALTH GRADES, INC.

Date: April 30, 2001                     By   /s/ Kerry R. Hicks
                                              ---------------------------------
                                              Kerry R. Hicks
                                              Chief Executive Officer