Form 10-Q
period 2001-03-31
HEALTH GRADES INC
filed 2001-05-15
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                MARCH 31, 2001
                               ------------------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to
                               -------------    -------------

                         Commission file number 0-22019
                                                -------

                               HEALTH GRADES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                               62-1623449
       -------------------------------      ------------------------------------
       (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
        Incorporation or Organization)

44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO          80228
-------------------------------------------------        ----------
   (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code (303) 716-0041
                                                   --------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On April 30, 2001, 21,273,425 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

PART I.  FINANCIAL INFORMATION:

Item 1.             Consolidated Balance Sheets
                    March 31, 2001 and December 31, 2000......................3

                    Consolidated Statements of Operations -
                    Three Months Ended March 31, 2001 and 2000................4

                    Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2001 and 2000................5

                    Notes to Consolidated Financial
                    Statements................................................6

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................9

Item 3.             Quantitative and Qualitative Disclosure About
                    Market Risk..............................................10

PART II.  OTHER INFORMATION:

Item 1.             Legal Proceedings........................................11

Item 6.             Exhibits and Reports on Form 8-K.........................11

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                    MARCH 31        DECEMBER 31
                                                                      2001             2000
                                                                  ------------      ------------
                                                                   (UNAUDITED)

ASSETS
Cash and cash equivalents                                         $  3,755,743      $  4,797,868
Accounts receivable, net                                               416,333           827,694
Due from affiliated practices in litigation, net                            --         1,944,919
Prepaid expenses, inventories and other                                207,225           206,417
Current portion notes receivable                                        23,913           635,186
                                                                  ------------      ------------
Total current assets                                                 4,403,214         8,412,084

Property and equipment, net                                            727,180           860,953
Goodwill, net of accumulated amortization of
  $1,026,334 and $816,609 in 2001 and 2000, respectively             4,823,666         5,033,391
Other assets                                                            65,641            64,746
                                                                  ------------      ------------
Total assets                                                      $ 10,019,701      $ 14,371,174
                                                                  ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                  $     16,607      $     69,591
Accrued payroll, incentive compensation and related
  expenses                                                             258,434           599,463
Accrued expenses                                                       458,954           646,110
Notes payable                                                          189,446         1,559,213
Deferred income                                                      1,325,957         1,170,009
Income taxes payable                                                    77,045            75,000
                                                                  ------------      ------------
Total current liabilities                                            2,326,443         4,119,386

Deferred income                                                         83,662           188,021
                                                                  ------------      ------------
Total liabilities                                                    2,410,105         4,307,407

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 2,000,000
    Shares authorized, no shares issued or outstanding                      --                --
  Common stock, $0.001 par value, 50,000,000
    shares authorized, and 28,832,400 and 28,817,400 shares
    issued and outstanding in 2001 and 2000, respectively               28,832            28,817
Additional paid-in capital                                          87,395,740        87,381,917
Accumulated deficit                                                (66,547,396)      (64,266,887)
Treasury stock                                                     (13,267,580)      (13,080,080)
                                                                  ------------      ------------
Total stockholders' equity                                           7,609,596        10,063,767
                                                                  ------------      ------------
Total liabilities and stockholders' equity                        $ 10,019,701      $ 14,371,174
                                                                  ============      ============

           See accompanying notes to consolidated financial statements

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                       ------------------------------
                                                           2001              2000
                                                       ------------      ------------

 REVENUE:
  Ratings and advisory revenue                         $    558,862      $    310,533
  Physician practice service fees                           136,016         1,579,430
   Other                                                      2,709             2,719
                                                       ------------      ------------
                                                            697,587         1,892,682
                                                       ------------      ------------
 COSTS AND EXPENSES:
   Ratings and advisory costs and expenses:
     Production, content and product development            291,435           618,827
     Sales and marketing                                    371,652           269,309
   Physician practice services costs and expenses:
     Litigation and other costs                              45,087           369,223
   General and administrative                             2,296,250         2,174,166
                                                       ------------      ------------
                                                          3,004,424         3,431,525
                                                       ------------      ------------
 Loss from operations                                    (2,306,837)       (1,538,843)
 Other:
   Income (loss) on sale of assets and other                    325          (336,653)
   Interest income                                           54,566            51,154
   Interest expense                                         (28,563)         (316,075)
                                                       ------------      ------------
  Loss before income taxes                               (2,280,509)       (2,140,417)
  Income tax benefit                                             --                --
                                                       ------------      ------------
  Net loss                                             $ (2,280,509)     $ (2,140,417)
                                                       ============      ============

 Net loss per share (basic)                            $      (0.11)     $      (0.16)
                                                       ============      ============
 Weighted average shares outstanding (diluted)           21,507,758        13,504,008
                                                       ============      ============

 Net loss per share (diluted)                          $      (0.11)     $      (0.16)
                                                       ============      ============
 Weighted average shares outstanding (diluted)           21,507,758        13,504,008
                                                       ============      ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31
                                                              2001              2000
                                                          ------------      ------------

OPERATING ACTIVITIES
Net loss                                                  $ (2,280,509)     $ (2,140,417)
Adjustments to reconcile net loss to net cash used in
operating activities:
     Depreciation                                              139,564           241,486
     Amortization                                              209,725           187,435
     Bad debt expense                                           47,405            99,015
     Officer notes financing fee                                    --           347,200
     Loss (gain) on disposal of assets                            (325)          336,653
     Non-cash compensation expense-stock options                    --             9,644
     Retainer warrants                                           5,400                --
     Changes in operating assets and liabilities:
         Accounts receivable, net                              363,956          (178,986)
         Due from affiliated practices in litigation         1,944,919                --
         Prepaid expenses and other assets                        (808)          (68,399)
         Accounts payable and accrued expenses                (240,140)           49,883
         Accrued payroll, incentive compensation and
         related expenses                                     (341,029)            9,592
         Income taxes payable and prepaid and
         recoverable income taxes, net                           2,045           122,671
         Deferred income                                        51,589          (303,864)
                                                          ------------      ------------
Net cash used in operating activities                          (98,208)       (1,288,087)

INVESTING ACTIVITIES
Purchases of property and equipment                             (5,791)         (133,351)
Proceeds from sale of medical equipment                             --           125,000
Proceeds from sale of equipment                                    325                --
Increase in other assets                                          (895)             (834)
                                                          ------------      ------------
Net cash used in investing activities                           (6,361)           (9,185)

FINANCING ACTIVITIES
Principal repayments on notes payable                       (1,369,767)       (3,691,672)
Net proceeds from equity financing                                  --        14,358,592
Repayments from notes receivable                               611,273         3,027,711
Purchase of treasury stock                                    (187,500)               --
Exercise of common stock options                                 8,438            45,824
                                                          ------------      ------------
Net cash (used in) provided by financing activities           (937,556)       13,740,455

Net (decrease) increase in cash and cash equivalents        (1,042,125)       12,443,183
Cash and cash equivalents at beginning of period             4,797,868           316,767
                                                          ------------      ------------
Cash and cash equivalents at end of period                $  3,755,743      $ 12,759,950
                                                          ============      ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Health Grades, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

DESCRIPTION OF BUSINESS

Health Grades, Inc. is a healthcare information services company. The Company grades, or provides the means to assess and compare the quality or qualifications of, various types of healthcare providers. The Company also provides profile information for a variety of providers and facilities.

The Company makes this information available to consumers, employers and health plans to assist them in selecting healthcare providers. For consumers, this information is available free of charge on the Company's website, www.healthgrades.com. For employers, the Company provides, for a fee, customized information designed to encourage employees to utilize quality providers, which can reduce medical benefit costs as well as indirect costs of lost workdays and productivity. For health plans, the Company provides, for a fee, customized information designed to assist them in selecting network providers who can enhance the quality of care for their members.

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

All significant intercompany balances and transactions have been eliminated in consolidation.

EARNINGS PER SHARE

The calculation of weighted average shares outstanding for the three months ended March 31, 2001 and 2000 does not included the impact of certain stock options whose exercise price was less than the average market price of the common shares because the effect on loss per share would have been antidilutive. If such options were included in the calculation, weighted average shares outstanding would have increased by approximately 6,500 and 1.5 million shares, respectively.

NOTE 2 - SEGMENT DISCLOSURES

Management regularly evaluates the operating performance of the Company by reviewing results on a product or service provided basis. The Company's reportable segments are Ratings and Advisory Revenue ("RAR") and Physician Practice Services ("PPS"). RAR revenue is derived primarily from marketing arrangements with hospitals and fees related to the licensing of its content (including set-up fees). PPS revenue is derived primarily from management services provided to physician practices.

The Company uses net loss before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

Summary information by segment is as follows:

                                      AS OF AND FOR THE THREE MONTHS ENDED
                                                   MARCH 31
                                             2001              2000
                                         ------------      ------------

RAR
Revenue from external customers          $    558,862      $    433,283
Interest income                                44,669             3,852
Segment net loss before income taxes         (946,581)       (1,096,899)
Segment assets                              5,856,012         6,668,203
Segment asset expenditures                        715           125,539



PPS
Revenue from external customers          $    136,016      $  1,579,430
Interest income                                 9,897            47,302
Interest expense                              (28,563)         (316,075)
Segment net loss before income taxes       (1,333,928)       (1,043,518)
Segment assets                             22,348,067        35,706,643
Segment asset expenditures                      5,076             7,812

A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                            AS OF AND FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                                 2001               2000
                                              ------------      ------------

REVENUE
Total for reportable segments                 $    694,878      $  2,012,713
Other revenue                                        2,709             2,719
                                              ------------      ------------
Total consolidated revenue                    $    697,587      $  2,015,432
                                              ============      ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                         $ (2,280,509)     $ (2,140,417)
                                              ------------      ------------
Loss before income taxes                      $ (2,280,509)     $ (2,140,417)
                                              ============      ============

ASSETS
Total assets for reportable segments          $ 28,204,079      $ 42,374,846

Elimination of advance to subsidiaries         (10,389,358)       (6,849,774)
Elimination of investment in subsidiaries       (7,795,020)       (7,795,020)
                                              ------------      ------------
Consolidated total assets                     $ 10,019,701      $ 27,730,052
                                              ============      ============

For each of the periods presented, the Company's primary operations and assets were within the United States.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $38,000 and $259,000 for the three months ended March 31, 2001 and 2000, respectively. Refunds received from income taxes amounted to approximately $2,000 and $123,000 for the three months ended March 31, 2001 and 2000, respectively.

Supplemental schedule of noncash investing and financing activities are as follows:

During the three months ended March 31, 2000, approximately $1.2 million in restricted cash was used to pay amounts outstanding under the Company's term loan.

In January 2000, the Company received 850,000 shares of its common stock under the terms of a settlement agreement with one of its former affiliated practices.

In February 2000, the Company merged its majority-owned subsidiary, HG.com, Inc., into a recently formed, wholly-owned subsidiary, HealthCare Ratings, Inc. (hereafter, the "Merger Transaction"). In connection with the Merger Transaction, the minority shareholders of HG.com were given 800,000 shares of Company common stock.

NOTE 4 - SEVERANCE AGREEMENT WITH OFFICER

Effective March 29, 2001, Mr. Jaeckle resigned his employment with the Company. In connection with his resignation, the Company entered into a severance agreement with Mr. Jaeckle. Under the agreement, Mr. Jaeckle agreed to serve as a consultant to the Company through September 30, 2001 and to surrender 250,000 shares of Health Grades common stock to the Company. The Company agreed to make payments to Mr. Jaeckle totaling approximately $435,000 in consideration of his consulting services, the surrender of his shares and other commitments, including certain confidentiality commitments. The Company also extended the termination date of options to purchase 861,351 shares of Company common stock held by Mr. Jaeckle until September 30, 2003. In addition, the Company agreed to pay Mr. Jaeckle a fee of approximately $90,000 if he provides to the Company a bona fide written offer of an entity to provide equity financing or enter into a business combination transaction with the Company on terms specified in the agreement.

NOTE 5 - SUBSEQUENT EVENTS

Effective April 16, 2001, the Company reached an agreement with Chancellor V., L.P. ("Chancellor V") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment to provide up to $2.0 million of equity financing to the Company. In consideration for the commitment, the Company issued to Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price per share of $0.26, which was the closing market price per share of the Company's common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants will expire on April 16, 2007. In addition, in connection with the agreement with Chancellor V and Essex, the Company repriced warrants to purchase 100,000 shares of the Company's common stock that were issued to Chancellor V and Essex in March 2000 to the same $0.26 exercise price.

Under the terms of the agreement with Chancellor V and Essex, the Company was granted the option, which may be exercised solely at its discretion until December 31, 2001, to sell Company common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. If the Company exercises the option, the price per share will be equal to the lesser of $0.26 and the closing market price per share of the Company's common stock as reported by Nasdaq on the date that the Company provides notice to Chancellor V and Essex that the Company intends to exercise the option, but in no event less than $0.15 per share. If the Company decides to exercise the option, the Company will also issue warrants to purchase up to an additional 350,000 shares of its common stock at an exercise price per share equal to the price at which the Company sells its common stock upon the exercise of the option. The warrants will have a six-year term.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, anticipated future revenues, anticipated costs to further develop and market our Internet sites and litigation costs are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures, adverse litigation developments and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, particularly under "Risk Factors" in Item 1.

GENERAL

We are a healthcare information services company. We grade, or provide the means to assess and compare the quality or qualifications of, various types of healthcare providers. We also provide profile information for a variety of providers and facilities. We make this information available to consumers, employers and health plans to assist them in selecting healthcare providers. For consumers, this information is available free of charge on our website, www.healthgrades.com. For employers, we provide, for a fee, customized information designed to encourage employees to utilize quality providers, which can reduce medical benefit costs as well as indirect costs of lost workdays and productivity. For health plans, we provide, for a fee, customized information designed to assist them in selecting network providers who can enhance the quality of care for their members.

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

RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three months ended March 31, 2001, ratings and advisory revenue was approximately $559,000, an increase of $248,000 over revenue of $311,000 for the three months ended March 31, 2000. This increase is primarily due to the addition of a number of hospitals under our strategic quality initiative program.

Physician practice service fee revenue. Physician practice service fee revenue is recognized based upon the contractual arrangements of the underlying service agreements between the Company and the affiliated practices. For the three months ended March 31, 2001, physician practice service fee revenue was approximately $136,000, compared to revenue of $1.6 million for the three months ended March 31, 2000. Revenue for the three months ended March 31, 2000 includes a non-recurring payment of approximately $810,000 related to the termination of a management services agreement with one of our affiliated practices. As of March 31, 2001, we have service agreements remaining with five affiliated practices, the last of which will expire in September 2002.

Production, content and product development costs. Production, content and product development costs relate to the development and support of our HealthGrades.com and ProviderWeb.net web sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred. Compared with the three months ended March 31, 2000, these costs decreased by approximately $327,000, from $618,827 to 291,435, during the three months ended March 31, 2001. Costs for the three months ended March 31, 2000 reflected expenses relating to the launch and expansion of both the HealthGrades.com and ProviderWeb.net web sites which were completed during the first quarter of 2000.

Sales and marketing expenses. Sales and marketing expenses are costs incurred to sell, market and advertise for our two Internet web site information services. We incurred approximately $372,000 in sales and marketing costs for the three months ended March 31, 2001 compared to costs of $269,000 for the three months ended March 31, 2000. The increase in sales and marketing expense is primarily due to a severance payment made to one of our sales employees in March 2001.

Litigation and other costs. For the three months ended March 31, 2001, we incurred approximately $45,000 in legal fees related to disputes with two of our affiliated practices. Litigation and other costs decreased approximately $324,000 from the same period in 2000 due to the fact that during the latter part of 1999 and in the first half of 2000 we reached settlement agreements with several former affiliated practices. In addition, in March 2001 we entered into a settlement agreement with another former affiliated practices. Currently, we have one remaining lawsuit involving a former affiliated practices.

Loss on sale of assets and other. For the three months ended March 31, 2000, the loss consists primarily of a loss of approximately $275,000 on the sale of two MRI units.

Interest expense. During the three months ended March 31, 2001, we incurred interest expense of approximately $29,000 compared to interest expense of approximately $316,000 for the same period of 2000. This decrease is due to our repayment of the balance of our bank term loan in March 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had working capital of approximately $2.1 million, a decrease of $2.2 million from approximately $4.3 million as of December 31, 2000. For the first three months of 2001, cash flow used in operations was approximately $98,000 compared to $1.3 million for the same period of 2000. In addition, we paid the $1,369,769 remaining balance on our bank term loan during this period.

Effective April 16, 2001, we reached an agreement with Chancellor V., L.P. ("Chancellor V") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment to provide up to $2.0 million of equity financing to us. In consideration for the commitment, we issued to Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price per share of $0.26, which was the closing market price per share of our common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants will expire on April 16, 2007. In addition, in connection with our agreement with Chancellor V and Essex, we repriced warrants to purchase 100,000 shares of our common stock that were issued to Chancellor V and Essex in March 2000 to the same $0.26 exercise price.

Under the terms of the agreement with Chancellor V and Essex, we were granted the option, which may be exercised solely at our discretion until December 31, 2001, to sell our common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. If we exercise the option, the price per share will be equal to the lesser of $0.26 and the closing market price per share of our common stock as reported by Nasdaq on the date that we provide notice to Chancellor V and Essex that we intend to exercise the option, but in no event less than $0.15 per share. If we decide to exercise the option, we will also issue warrants to purchase up to an additional 350,000 shares of our common stock at an exercise price per share equal to the price at which we sell our common stock upon our exercise of the option. The warrants will have a six-year term.

We anticipate incurring costs in excess of revenues for at least most of 2001 to further develop and market our product offerings. As of March 31, 2001, we have settled all but one lawsuit between our former affiliated practices and us. We anticipate continuing to incur substantial legal fees in connection with the remaining lawsuit until trial is completed or a settlement is reached. During the first quarter of 2001, three of our officers resigned; one will continue in a consulting capacity with us through September 2001. The vacated offices are being filled by current employees; and we do not anticipate any additional hiring to replace the departing officers. We believe that this reduction in headcount will help us to contain our expenses. Based upon our current business plan and the commitment provided by Chancellor V and Essex described above, we anticipate that we have sufficient funds available to support ongoing operations and future development and marketing efforts for at least the next twelve months. However, if revenues do not increase as anticipated, or we incur significant unanticipated expenses, we may require additional funds, the terms and availability of which will depend on market and other conditions. We cannot assure that sufficient funds will be available on terms acceptable to us, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, in April 2001 we were granted the option to sell our common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. If we exercise the option, the price per share will be equal to the lesser of $0.26 and the closing market price per share of our common stock as reported by Nasdaq on the date that we provide notice to Chancellor V and Essex that we intend to exercise the option, but in no event less than $0.15 per share. Therefore, if we determine to exercise the option in order to fund operations, and the price per share of our common stock decreases to the $0.15 share minimum price, we will be required to issue more shares to our investors in order to exercise our option. If we were to fully exercise our option for $2.0 million, we could be obligated to issue up to 13,333,333 based on a price per share of our common stock of $0.15 per share.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Effective March 28, 2001, we entered into a settlement agreement with the Orthopaedic Institute of Ohio ("OIO"). Under the terms of the agreement, we received a cash payment of $1,750,000 on March 28, 2001 in full satisfaction of certain notes receivable and other assets with the practice, the termination of the current service agreement with the practice and the settlement of a dispute of amounts owed to us arising out of the restructure transaction with OIO.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - There are no exhibits filed as part of this quarterly report on Form 10-Q.

     (b) Reports on Form 8-K. During the period covered by this report, the Company did not file any reports on Form 8-K with the Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HEALTH GRADES, INC.


Date: May 15, 2001                     By: /s/ Allen Dodge
                                           -----------------------------------
                                           Allen Dodge
                                           Senior Vice President - Finance and
                                           Chief Financial Officer