Form 10-Q
period 2001-06-30
HEALTH GRADES INC
filed 2001-08-14
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       JUNE 30, 2001
                               ------------------------

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On July 31, 2001, 21,273,425 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

PART I. FINANCIAL INFORMATION:

Item 1.    Consolidated Balance Sheets
           June 30, 2001 and December 31, 2000.........................  3

           Consolidated Statements of Operations -
           Three Months Ended June 30, 2001 and 2000...................  4

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2001 and 2000.....................  5

           Notes to Consolidated Financial
           Statements..................................................  6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............  8

Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk................................................. 10

PART II. OTHER INFORMATION:

Item 4.    Submission of Matters to a Vote of Security
           Holders..................................................... 10

Item 6.    Exhibits and Reports on Form 8-K............................ 11

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                       JUNE 30         DECEMBER 31
                                                                         2001              2000
                                                                     ------------      ------------
                                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents                                            $  1,996,232      $  4,797,868
Accounts receivable, net                                                  441,265           827,694
Due from affiliated practices in litigation, net                               --         1,944,919
Prepaid expenses, inventories and other                                   147,664           206,417
Current portion notes receivable                                           12,726           635,186
                                                                     ------------      ------------
Total current assets                                                    2,597,887         8,412,084

Property and equipment, net                                               605,026           860,953
Goodwill, net of accumulated amortization of
  $1,236,059 and $816,609 in 2001 and 2000, respectively                4,613,941         5,033,391
Other assets                                                               66,539            64,746
                                                                     ------------      ------------
Total assets                                                         $  7,883,393      $ 14,371,174
                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                                     $     65,079      $     69,591
Accrued payroll, incentive compensation and related
  Expenses                                                                263,055           599,463
Accrued expenses                                                          652,422           646,110
Notes payable                                                             189,446         1,559,213
Deferred income                                                         1,412,155         1,170,009
Income taxes payable                                                       77,045            75,000
                                                                     ------------      ------------
Total current liabilities                                               2,659,202         4,119,386

Deferred income                                                                --           188,021
                                                                     ------------      ------------
Total liabilities                                                       2,659,202         4,307,407

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 2,000,000
    Shares authorized, no shares issued or outstanding                         --                --
  Common stock, $0.001 par value, 50,000,000
    shares authorized, and 28,832,400 and 28,817,400 shares
    issued and outstanding in 2001 and 2000, respectively                  28,832            28,817
Additional paid-in capital                                             87,547,261        87,381,917
Accumulated deficit                                                   (69,084,322)      (64,266,887)
Treasury stock                                                        (13,267,580)      (13,080,080)
                                                                     ------------      ------------
Total stockholders' equity                                              5,224,191        10,063,767
                                                                     ------------      ------------
Total liabilities and stockholders' equity                           $  7,883,393      $ 14,371,174
                                                                     ============      ============

           See accompanying notes to consolidated financial statements

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30                             JUNE 30
                                                       ------------------------------      ------------------------------
                                                           2001              2000              2001              2000
                                                       ------------      ------------      ------------      ------------
 REVENUE:
  Ratings and advisory revenue                         $    661,310      $    376,534      $  1,220,172      $    687,067
  Physician practice service fees                           136,015         1,988,381           272,031         3,567,811
   Other                                                        877                --             3,586             2,719
                                                       ------------      ------------      ------------      ------------
                                                            798,202         2,364,915         1,495,789         4,257,597
                                                       ------------      ------------      ------------      ------------
 COSTS AND EXPENSES:
   Ratings and advisory costs and expenses:
     Production, content and product development            255,090           586,765           546,525         1,205,592
     Sales and marketing                                    281,876           401,844           653,528           671,153
   Physician practice services costs and expenses:
     Litigation and other costs                             221,431           202,612           266,518           571,835
   General and administrative                             2,600,142         1,888,247         4,896,392         4,062,413
                                                       ------------      ------------      ------------      ------------
                                                          3,358,539          (714,553)        6,362,963        (6,510,993)
                                                       ------------      ------------      ------------      ------------
 Loss from operations                                    (2,560,337)         (714,553)       (4,867,174)       (2,253,396)
 Other:
   Income (loss) on sale of assets and other                     --           141,874               325          (194,779)
   Interest income                                           23,642           208,202            78,208           259,356
   Interest expense                                            (231)          (59,718)          (28,794)         (375,793)
                                                       ------------      ------------      ------------      ------------
  Loss before income taxes                               (2,536,926)         (424,195)       (4,817,435)       (2,564,612)
  Income tax benefit                                             --                --                --                --
                                                       ------------      ------------      ------------      ------------
  Net loss                                             $ (2,536,926)     $   (424,195)     $ (4,817,435)     $ (2,564,612)
                                                       ============      ============      ============      ============

 Net loss per share (basic)                            $      (0.12)     $      (0.02)     $      (0.23)     $      (0.15)
                                                       ============      ============      ============      ============
 Weighted average shares outstanding (diluted)           21,273,425        21,522,105        21,389,944        17,512,743
                                                       ============      ============      ============      ============

 Net loss per share (diluted)                          $      (0.12)     $      (0.02)     $      (0.23)     $      (0.15)
                                                       ============      ============      ============      ============
 Weighted average shares outstanding (diluted)           21,273,425        21,522,105        21,389,944        17,512,743
                                                       ============      ============      ============      ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    SIX MONTHS ENDED JUNE 30
                                                                     2001              2000
                                                                 ------------      ------------
OPERATING ACTIVITIES
Net loss                                                         $ (4,817,435)     $ (2,564,612)
Adjustments to reconcile net loss to net cash (used in)
Provided by operating activities:
     Depreciation                                                     268,056           389,782
     Amortization                                                     419,450           397,160
     Bad debt expense                                                  69,842            99,015
     Officer notes financing fee                                           --           347,200
     Loss (gain) on disposal of assets                                   (325)          194,779
     Non-cash compensation expense-stock options                           --            19,287
     Non-cash financing fee                                           146,121                --
     Retainer warrants                                                 10,800                --
     Changes in operating assets and liabilities:
         Accounts receivable, net                                     316,587            65,229
         Due from affiliated practices in litigation                1,944,919         1,651,876
         Prepaid expenses and other assets                             58,753          (194,079)
         Accounts payable and accrued expenses                          1,800          (766,315)
         Accrued payroll, incentive compensation and
         related expenses                                            (336,408)          175,928
         Income taxes payable and prepaid and
         recoverable income taxes, net                                  2,045         2,395,381
         Deferred income                                               54,125          (334,633)
                                                                 ------------      ------------
Net cash (used in) provided by operating activities                (1,861,670)        1,875,998

INVESTING ACTIVITIES
Purchases of property and equipment                                   (12,129)         (306,314)
Proceeds from sale of medical equipment                                    --           125,000
Proceeds from sale of equipment                                           325                --
(Increase) decrease in other assets                                    (1,793)           65,065
                                                                 ------------      ------------
Net cash used in investing activities                                 (13,597)         (116,249)

FINANCING ACTIVITIES
Principal repayments on notes payable                              (1,369,767)       (9,986,672)
Net proceeds from equity financing                                         --        14,358,592
Repayments from notes receivable                                      622,460         3,284,326
Repayment of Officer Notes                                                 --          (350,000)
Purchase of treasury stock                                           (187,500)               --
Exercise of common stock options                                        8,438            53,838
                                                                 ------------      ------------
Net cash (used in) provided by financing activities                  (926,369)        7,360,084

Net (decrease) increase in cash and cash equivalents               (2,801,636)        9,119,833
Cash and cash equivalents at beginning of period                    4,797,868           316,767
                                                                 ------------      ------------
Cash and cash equivalents at end of period                       $  1,996,232      $  9,436,600
                                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Health Grades, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Summary information by segment is as follows:

                                                             AS OF AND FOR THE                  AS OF AND FOR THE
                                                             THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30                             JUNE 30
                                                           2001              2000              2001              2000
                                                       ------------      ------------      ------------      ------------
RAR
Revenue from external customers                        $    661,310      $    376,534      $  1,220,172      $    687,067
Interest income                                              23,642           174,657            68,311           178,509
Segment net loss before income taxes                       (825,086)         (983,909)       (1,771,667)       (2,029,654)
Segment assets                                            5,285,831         7,071,525         5,285,831         7,071,525
Segment asset expenditures                                       --           172,963               715           298,502



PPS
Revenue from external customers                        $    136,015      $  1,988,381      $    272,031      $  3,567,811
Interest income                                                  --            70,950             9,897            80,847
Interest expense                                               (231)          (59,718)          (28,794)         (375,793)
Segment  net  income  (loss)  before  income             (1,711,840)          559,714        (3,045,768)         (534,958)
taxes
Segment assets                                           20,839,733        29,589,939        20,839,734        29,589,939
Segment asset expenditures                                       --                --             5,076             7,812

A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                                             AS OF AND FOR THE                  AS OF AND FOR THE
                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30                            JUNE 30
                                                           2001              2000              2001              2000
                                                       ------------      ------------      ------------      ------------
REVENUE
Total for reportable segments                          $    797,325      $  2,364,915      $  1,492,203      $  4,254,878
Other revenue                                                   877                --             3,586             2,719
                                                       ------------      ------------      ------------      ------------
Total consolidated revenue                             $    798,202      $  2,364,915      $  1,495,789      $  4,257,597
                                                       ============      ============      ============      ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                                  $ (2,536,926)     $   (424,195)     $ (4,817,435)     $ (2,564,612)
                                                       ------------      ------------      ------------      ------------

Loss before income taxes                               $ (2,536,926)     $   (424,195)     $ (4,817,435)     $ (2,564,612)
                                                       ============      ============      ============      ============

ASSETS
Total assets for reportable segments                   $ 26,125,564      $ 36,661,464      $ 26,125,564      $ 36,661,464

Elimination of advance to subsidiaries                  (10,442,718)       (8,311,769)      (10,442,718)       (8,311,769)
Elimination of investment in subsidiaries                (7,795,020)       (7,795,020)       (7,795,020)       (7,795,020)
                                                       ------------      ------------      ------------      ------------
Consolidated total assets                              $  7,883,393      $ 20,554,675      $  7,883,393      $ 20,554,675
                                                       ============      ============      ============      ============

For each of the periods presented, the Company's primary operations and assets were within the United States.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $78,000 and $440,000 for the six months ended June 30, 2001 and 2000, respectively. Refunds received from income taxes amounted to approximately $2,000 and $2,300,000 for the six months ended June 30, 2001 and 2000, respectively.

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

NOTE 4 - SEVERANCE AGREEMENT WITH OFFICER

Effective March 29, 2001, Patrick Jaeckle, then President of the Company, resigned his employment with the Company. In connection with his resignation, the Company entered into a severance agreement with Mr. Jaeckle. Under the agreement, Mr. Jaeckle agreed to serve as a consultant to the Company through September 30, 2001 and to surrender 250,000 shares of Health Grades common stock to the Company. The Company agreed to make payments to Mr. Jaeckle totaling approximately $435,000 in consideration of his consulting services, the surrender of his shares and other commitments, including certain confidentiality commitments. The Company also extended the termination date of options to purchase 861,351 shares of Company common stock held by Mr. Jaeckle until September 30, 2003. In addition, the Company agreed to pay Mr. Jaeckle a fee of approximately $90,000 if he provides to the Company a bona fide written offer of an entity to provide equity financing or enter into a business combination transaction with the Company on terms specified in the agreement.

NOTE 5 - FINANCING COMMITMENT

Effective April 16, 2001, the Company reached an agreement with Chancellor V., L.P. ("Chancellor V") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment to provide up to $2.0 million of equity financing to the Company. In consideration for the commitment, the Company issued to Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price per share of $0.26, which was the closing market price per share of the Company's common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants will expire on April 16, 2007. In addition, the Company repriced warrants to purchase 100,000 shares of the Company's common stock that were issued to Chancellor V and Essex in March 2000 to the same $0.26 per share exercise price.

Under the terms of the agreement with Chancellor V and Essex, the Company was granted the option, which may be exercised solely at its discretion until December 31, 2001, to sell Company common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. If the Company exercises the option, the price per share will be equal to the lesser of $0.26 and the closing market price per share of the Company's common stock on the date that the Company provides notice to Chancellor V and Essex that the Company intends to exercise the option, but in no event less than $0.15 per share. If the Company decides to exercise the option, the Company will also issue warrants to purchase up to an additional 350,000 shares of its common stock at an exercise price per share equal to the price at which the Company sells its common stock upon the exercise of the option. The warrants will have a six-year term.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, anticipated future revenues, anticipated costs to further develop and market our Internet sites are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures, adverse litigation developments and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, particularly under "Risk Factors" in Item 1.

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

RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three and six months ended June 30, 2001, ratings and advisory revenue was approximately $661,000 and $1.2 million, respectively, compared to ratings and advisory revenue of approximately $377,000 and $687,000, for the three and six months ended June 30, 2000, respectively. These increases are primarily the result of an increase in the number of hospitals under our strategic quality initiative program.

Physician practice service fee revenue. Physician practice service fee revenue is recognized based upon the service agreements between the Company and the physician practices. For the six months ended June 30, 2001, physician practice service fee revenue was approximately $272,000, compared to revenue of $3.6 million for the six months ended June 30, 2000. Revenue for the six months ended June 30, 2000 includes a non-recurring payment of approximately $2.3 million related to the termination of a management services agreement with one of the practices. As of June 30, 2001, we have service agreements remaining with five practices, the last of which will expire in September 2002.

Production, content and product development costs. Production, content and product development costs relate to the development and support of our healthgrades.com and providerweb.net web sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred. Compared with the six months ended June 30, 2000, these costs decreased by approximately $660,000, from $1.2 million to $547,000, during the six months ended June 30, 2001. Costs for the six months ended June 30, 2000 reflected expenses relating to the launch and expansion of both the HealthGrades.com and ProviderWeb.net web sites, which were completed during the first quarter of 2000.

Litigation and other costs. For the six months ended June 30, 2001, we incurred approximately $267,000 in legal fees related to disputes with two of our former affiliated practices. Litigation and other costs decreased approximately $305,000 from the same period in 2000 due to the fact that during the latter part of 1999 and in the first half of 2000 we reached settlement agreements with several former affiliated practices. Currently, we have one remaining lawsuit involving a former affiliated practice.

Loss on sale of assets and other. For the six months ended June 30, 2001, we incurred a loss of approximately $275,000 on the sale of two MRI units and a gain of approximately $142,000 related to a litigation settlement with one of our former affiliated practices.

Interest expense. During the six months ended June 30, 2001, we incurred interest expense of approximately $29,000 compared to interest expense of approximately $376,000 for the same period of 2000. This decrease is due to our repayment of the balance of our bank term loan in March 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had a working capital deficit of approximately $61,000, a decrease of $4.4 million from approximately $4.3 million as of December 31, 2000. For the first six months of 2001, cash flow used in operations was approximately $1.9 million compared to $1.9 million provided by operations for the same period of 2000. In addition, we repaid the $1,369,767 remaining balance on our bank term loan during the first quarter 2001.

Effective April 16, 2001, we reached an agreement with Chancellor V., L.P. ("Chancellor V") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment to provide up to $2.0 million of equity financing to us. In consideration for the commitment, we issued to Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price per share of $0.26, which was the closing market price per share of our common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants will expire on April 16, 2007. In addition, we repriced warrants to purchase 100,000 shares of our common stock that were issued to Chancellor V and Essex in March 2000 to the same $0.26 exercise price.

Under the terms of the agreement with Chancellor V and Essex, we were granted the option, which may be exercised solely at our discretion until December 31, 2001, to sell our common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. If we exercise the option, the price per share will be equal to the lesser of $0.26 and the closing market price per share of our common stock on the date that we provide notice to Chancellor V and Essex that we intend to exercise the option, but in no event less than $0.15 per share. If we decide to exercise the option, we will also issue warrants to purchase up to an additional 350,000 shares of our common stock at an exercise price per share equal to the price at which we sell our common stock upon our exercise of the option. The warrants will have a six-year term.

We anticipate incurring costs in excess of revenues for the remainder of 2001 to further develop and market our product offerings. Based upon our current business plan and the commitment provided by Chancellor V and Essex described above, we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months. However, if revenues do not increase as anticipated, or we incur significant unanticipated expenses, we may require additional funds, the terms and availability of which will depend on market and other conditions. We cannot assure that sufficient funds will be available on terms acceptable to us, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As described in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, in April 2001 we were granted the option to sell our common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. If we exercise the option, the price per share will be equal to the lesser of $0.26 and the closing market price per share of our common stock on the date that we provide notice to Chancellor V and Essex that we intend to exercise the option, but in no event less than $0.15 per share. Therefore, if we determine to exercise the option in order to fund operations, and the price per share of our common stock decreases to the $0.15 share minimum price, we will be required to issue more shares to our investors in order to exercise our option. If we were to fully exercise our option for $2.0 million, we could be obligated to issue up to 13,333,333 based on a price per share of our common stock of $0.15 per share.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 29, 2001, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of seven members of the Board of Directors and on approval of the Company's 1996 Equity Compensation Plan, as amended.

    The voting results on the two matters are set forth below.

    1. Election of Directors:

              NAME OF NOMINEE         FOR           WITHHELD
           --------------------    ----------       --------
           Kerry R. Hicks          18,947,002       258,986
           Alan M. Kittner         19,033,250       172,738
           Peter H. Cheesbrough    19,032,750       173,238
           Leslie S. Matthews      18,953,062       252,926
           John J. Quattrone       19,033,250       172,738
           Marc S. Sandroff        19,032,750       173,238
           Mats Wahlstrom          19,032,750       173,238

    2. Approval of the HealthGrades.com Equity Compensation Plan, as amended:

               FOR           AGAINST        ABSTAIN
           ----------       ---------       -------
           11,094,263       1,016,084       141,650

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

                                       HEALTH GRADES, INC.

Date: August 14, 2001                  By: /s/ Allen Dodge
                                           ------------------------------------
                                           Allen Dodge
                                           Senior Vice President - Finance and
                                           Chief Financial Officer