Form 10-Q
period 2001-09-30
HEALTH GRADES INC
filed 2001-11-14
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended SEPTEMBER 30, 2001
                               ------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                                -------------    -----------------

                         Commission file number 0-22019

                               HEALTH GRADES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                  DELAWARE                                      62-1623449
       -------------------------------                       ----------------
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)

44 UNION BOULEVARD, SUITE 600, LAKEWOOD, COLORADO                  80228
-------------------------------------------------                --------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code (303) 716-0041
                                                   --------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On October 31, 2001, 34,606,758 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX


PART I. FINANCIAL INFORMATION:

Item 1.    Consolidated Balance Sheets
           September 30, 2001 and December 31, 2000..................    3

           Consolidated Statements of Operations -
           Three Months Ended September 30, 2001 and 2000............    4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September  30, 2001 and 2000............    5

           Notes to Consolidated Financial
           Statements................................................    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............    9

Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk...............................................   11

PART II. OTHER INFORMATION:

Item 1.    Legal Proceedings.........................................   11

Item 6.    Exhibits and Reports on Form 8-K..........................   11

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                           SEPTEMBER 30       DECEMBER 31
                                                               2001               2000
                                                           ------------      ------------
                                                           (UNAUDITED)
ASSETS
Cash and cash equivalents                                  $    402,314      $  4,797,868
Accounts receivable, net                                      1,101,556           827,694
Due from affiliated practices in litigation, net                     --         1,944,919
Prepaid expenses, inventories and other                         233,365           206,417
Current portion notes receivable                                 12,726           635,186
                                                           ------------      ------------
Total current assets                                          1,749,961         8,412,084

Property and equipment, net                                     488,765           860,953
Goodwill, net of accumulated amortization of
  $1,445,783 and $816,609 in 2001 and 2000,
  respectively                                                4,404,217         5,033,391
Other assets                                                     67,449            64,746
                                                           ------------      ------------
Total assets                                               $  6,710,392      $ 14,371,174
                                                           ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                           $     29,716      $     69,591
Accrued payroll, incentive compensation and
  related expenses                                              337,710           599,463
Accrued expenses                                                547,744           646,110
Notes payable                                                   189,446         1,559,213
Deferred income                                               2,111,559         1,170,009
Income taxes payable                                             77,045            75,000
                                                           ------------      ------------
Total current liabilities                                     3,293,220         4,119,386

Deferred income                                                      --           188,021
                                                           ------------      ------------
Total liabilities                                             3,293,220         4,307,407

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 2,000,000
    shares authorized, no shares issued or outstanding               --                --
  Common stock, $0.001 par value, 50,000,000
    shares authorized, and 28,832,400 and 28,817,400
    shares issued and outstanding in 2001 and 2000,
    respectively                                                 28,832            28,817
Additional paid-in capital                                   87,547,261        87,381,917
Accumulated deficit                                         (70,891,341)      (64,266,887)
Treasury stock                                              (13,267,580)      (13,080,080)
                                                           ------------      ------------
Total stockholders' equity                                    3,417,172        10,063,767
                                                           ------------      ------------
Total liabilities and stockholders' equity                 $  6,710,392      $ 14,371,174
                                                           ============      ============

           See accompanying notes to consolidated financial statements

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30                        SEPTEMBER 30
                                                 ------------------------------      ------------------------------
                                                     2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------
 REVENUE:
  Ratings and advisory revenue                   $    874,617      $    428,156      $  2,094,789      $  1,115,223
  Physician practice service fees                     135,716           375,923           408,047         3,943,734
   Other                                                   --             1,128             3,286             3,847
                                                 ------------      ------------      ------------      ------------
                                                    1,010,333           805,207         2,506,122         5,062,804
                                                 ------------      ------------      ------------      ------------
 COSTS AND EXPENSES:
   Ratings and advisory costs and expenses:
     Production, content and product
       development                                    259,635           466,593           806,160         1,672,185
     Sales and marketing                              316,182           491,871           969,710         1,163,024
   Physician practice services costs and
     expenses:
     Litigation and other costs                       237,338            85,271           606,562           657,106
   General and administrative                       2,010,924         2,260,894         6,804,610         6,323,307
                                                 ------------      ------------      ------------      ------------
                                                    2,824,079         3,304,629         9,187,042         9,815,622
                                                 ------------      ------------      ------------      ------------
 Loss from operations                              (1,813,746)       (2,499,422)       (6,680,920)       (4,752,818)
 Other:
   Income (loss) on sale of assets and other              (29)          (61,473)              296          (256,252)
   Interest income                                      6,756           141,024            84,964           400,380
   Interest expense                                        --           (52,648)          (28,794)         (428,441)
                                                 ------------      ------------      ------------      ------------
  Loss before income taxes                         (1,807,019)       (2,472,519)       (6,624,454)       (5,037,131)
  Income tax benefit                                       --                --                --                --
                                                 ------------      ------------      ------------      ------------
  Net loss                                       $ (1,807,019)     $ (2,472,519)     $ (6,624,454)     $ (5,037,131)
                                                 ============      ============      ============      ============

 Net loss per share (basic and diluted)          $      (0.08)     $      (0.11)     $      (0.31)     $      (0.27)
                                                 ============      ============      ============      ============
 Weighted average shares outstanding (basic
   and diluted)                                    21,273,425        21,536,065        21,350,678        18,863,324
                                                 ============      ============      ============      ============


          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           NINE MONTHS ENDED SEPTEMBER 30
                                                               2001              2000
                                                           ------------      ------------
OPERATING ACTIVITIES

Net loss                                                   $ (6,624,454)     $ (5,037,131)
Adjustments to reconcile net loss to net cash
  (used in)
Provided by operating activities:
     Depreciation                                               386,314           537,281
     Amortization                                               629,174           606,885
     Bad debt expense                                            69,142           126,098
     Officer notes financing fee                                     --           347,200
     Loss (gain) on disposal of assets                             (325)          256,253
     Non-cash compensation expense-stock options                     --            34,331
     Non-cash financing fee                                     146,121                --
     Retainer warrants                                           10,800                --
     Changes in operating assets and liabilities:
         Accounts receivable, net                              (343,004)          145,136
         Due from affiliated practices in
           litigation                                         1,944,919         1,654,539
         Prepaid expenses and other assets                      (26,948)          (37,520)
         Accounts payable and accrued expenses                 (138,241)       (1,065,163)
         Accrued payroll,  incentive compensation
           and related expenses                                (261,753)          107,538
         Income taxes payable and prepaid and
         recoverable income taxes, net                            2,045         2,395,381
         Deferred income                                        753,529          (469,570)
                                                           ------------      ------------
Net cash used in operating activities                        (3,452,681)         (398,742)

INVESTING ACTIVITIES
Purchases of property and equipment                             (14,126)         (315,179)
Proceeds from sale of medical equipment                              --           125,200
Proceeds from sale of equipment                                     325                --
(Increase) decrease in other assets                              (2,703)            5,303
                                                           ------------      ------------
Net cash used in investing activities                           (16,504)         (184,676)

FINANCING ACTIVITIES
Principal repayments on notes payable                        (1,369,767)      (10,156,672)
Net proceeds from equity financing                                   --        14,356,201
Repayments from notes receivable                                622,460         3,446,605
Repayment of Officer Notes                                           --          (350,000)
Purchase of treasury stock                                     (187,500)               --
Exercise of common stock options                                  8,438            62,800
                                                           ------------      ------------
Net cash (used in) provided by financing
  activities                                                   (926,369)        7,358,934
Net (decrease) increase in cash and cash
  equivalents                                                (4,395,554)        6,775,516
Cash and cash equivalents at beginning of period              4,797,868           316,767
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $    402,314      $  7,092,283
                                                           ============      ============


          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Health Grades, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

DESCRIPTION OF BUSINESS

Health Grades, Inc. is a healthcare information services company. The Company grades, or provides the means to assess and compare the quality or qualifications of, various types of healthcare providers. The Company also provides profile information for a variety of providers and facilities. The Company offers services to healthcare providers based on this information. For providers who have received high ratings, the Company offers the opportunity to license its ratings and trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, the Company offers quality improvement services designed to identify deficiencies and improve quality.

The Company makes its healthcare information available to consumers, employers and health plans to assist them in selecting healthcare providers. For consumers, this information is available free of charge on the Company's website, www.healthgrades.com. For employers, the Company provides, for a fee, customized information designed to encourage employees to utilize quality providers, which can reduce medical benefit costs as well as indirect costs of lost workdays and productivity. For health plans, the Company provides, for a fee, customized information designed to assist them in selecting network providers who can enhance the quality of care for their members.

The Company also provides limited physician practice management services to musculoskeletal practices under management services agreements that have terms expiring through September 2002.

All significant intercompany balances and transactions have been eliminated in consolidation.

NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of approximately $840,000 per year unless such assets are deemed to be impaired.

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

Summary information by segment is as follows:

                                                     AS OF AND FOR THE                       AS OF AND FOR THE
                                                     THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30                            SEPTEMBER 30
                                                   2001                2000                2001                2000
                                               -----------         -----------         -----------         -----------
RAR
Revenue from external customers                $   874,617         $   428,156         $ 2,094,789         $ 1,115,223
Interest income                                      6,756             141,024              75,067             400,380
Segment net loss before income taxes              (695,046)         (1,241,544)         (2,466,713)         (3,271,198)
Segment assets                                   5,809,197           6,091,992           5,809,197           6,091,992
Segment asset expenditures                             416               2,855               7,469             301,357

PPS
Revenue from external customers                $   135,716         $   375,923         $   408,047         $ 3,943,734
Interest income                                         --                  --               9,897                  --
Interest expense                                        --             (52,648)            (28,794)           (428,441)
Segment net income (loss) before                (1,111,973)         (1,230,975)         (4,157,741)         (1,765,933)
income taxes
Segment assets                                  19,474,175          27,966,141          19,474,175          27,966,141
Segment asset expenditures                              --               6,010               5,076              13,822

A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:


                                                  AS OF AND FOR THE                       AS OF AND FOR THE
                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                     SEPTEMBER 30                            SEPTEMBER 30
                                               2001                2000                2001                2000
                                          ------------         -----------        ------------         -----------
REVENUE
Total for reportable segments             $  1,010,333         $   804,079        $  2,502,836         $ 5,058,957
Other revenue                                       --               1,128               3,286               3,847
                                          ------------         -----------        ------------         -----------
Total consolidated revenue                $  1,010,333         $   805,207        $  2,506,122         $ 5,062,804
                                          ============         ===========        ============         ===========

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                     $ (1,807,019)        $(2,472,519)       $ (6,624,454)        $(5,037,131)
                                          ------------         -----------        ------------         -----------

Loss before income taxes                  $ (1,807,019)        $(2,472,519)       $ (6,624,454)        $(5,037,131)
                                          ============         ===========        ============         ===========

ASSETS
Total assets for reportable segments      $ 25,283,372         $34,058,133        $ 25,283,372         $34,058,133

Elimination of advance to                  (10,777,960)         (8,831,517)        (10,777,960)         (8,831,517)
subsidiaries
Elimination of investment in subsidiaries   (7,795,020)         (7,795,020)         (7,795,020)         (7,795,020)
                                          ------------         -----------        ------------         -----------

Consolidated total assets                 $  6,710,392         $17,431,596        $  6,710,392         $17,431,596
                                          ============         ===========        ============         ===========

For each of the periods presented, the Company's primary operations and assets were within the United States.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $78,000 and $514,000 for the nine months ended September 30, 2001 and 2000, respectively. Refunds received from income taxes amounted to approximately $2,000 and $2,300,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

NOTE 4 - SEVERANCE AGREEMENT WITH OFFICER

Effective March 29, 2001, Patrick Jaeckle, then President of the Company, resigned his employment with the Company. In connection with his resignation, the Company entered into a severance agreement with Mr. Jaeckle. Under the agreement, Mr. Jaeckle agreed to serve as a consultant to the Company through September 30, 2001 and to surrender 250,000 shares of Company common stock to the Company. The Company agreed to make payments to Mr. Jaeckle totaling approximately $435,000 in consideration of his consulting services, the surrender of his shares and other commitments, including certain confidentiality commitments. The Company also extended the termination date of options to purchase 861,351 shares of Company common stock held by Mr. Jaeckle until September 30, 2003. In addition, the Company agreed to pay Mr. Jaeckle a fee of approximately $90,000 if he provides to the Company a bona fide written offer of an entity to provide equity financing or enter into a business combination transaction with the Company on terms specified in the agreement.

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

NOTE 6 - SUBSEQUENT EVENT

Effective October 9, 2001, the Company exercised its option to receive $2.0 million under the financing commitment ("the Commitment") with Chancellor V, L.P. ("Chancellor") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex") described in Note 5 above. In accordance with the terms of the Commitment, in exchange for the $2.0 million, the Company issued an aggregate of 13,333,333 shares of Company common stock to Chancellor and Essex. In addition, the Company issued six-year warrants to purchase 350,000 shares of Company common stock at an exercise price per share of $0.15.

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

GENERAL

We are a healthcare information services company. We grade, or provide the means to assess and compare the quality or qualifications of, various types of healthcare providers. We also provide profile information for a variety of providers and facilities. Based on this information, we offer services to healthcare providers. For providers who have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, we offer quality improvement services designed to identify deficiencies and improve quality.

We make our healthcare information available to consumers, employers and health plans to assist them in selecting healthcare providers. For consumers, this information is available free of charge on our website, www.healthgrades.com. For employers, we provide, for a fee, customized information designed to encourage employees to utilize quality providers, which can reduce medical benefit costs as well as indirect costs of lost workdays and productivity. For health plans, we provide, for a fee, customized information designed to assist them in selecting network providers who can enhance the quality of care for their members.

We also provide limited physician practice management services to musculoskeletal practices under management services agreements that have terms expiring through September 2002.

RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three and nine months ended September 30, 2001, ratings and advisory revenue was approximately $875,000 and $2.1 million, respectively, compared to ratings and advisory revenue of approximately $428,000 and $1.1 million, for the three and nine months ended September 30, 2000, respectively. The Company derives the majority of its ratings and advisory revenue from annual fees from hospitals and other providers from its strategic quality initiative programs. The increases in revenues from the corresponding periods of the prior year are primarily the result of an increase in the number of hospitals under our strategic quality initiative program.

Physician practice service fee revenue. Physician practice service fee revenue is recognized based upon the service agreements between the Company and the physician practices. For the nine months ended September 30, 2001, physician practice service fee revenue was approximately $408,000, compared to revenue of $3.9 million for the nine months ended September 30, 2000. Revenue for the nine months ended September 30, 2000 includes a non-recurring payment of approximately $2.3 million related to the termination of a management services agreement with one of the practices. As of September 30, 2001, we have service agreements remaining with four practices, the last of which will expire in September 2002.

Production, content and product development costs. Production, content and product development costs relate to the development and support of our healthgrades.com and providerweb.net web sites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred. Compared with the nine months ended September 30, 2000, these costs decreased by approximately $866,000, from $1.7 million to $806,000 during the nine months ended September 30, 2001. Costs for the nine months ended September 30, 2000 reflected expenses relating to the launch and expansion of both the healthgrades.com and providerweb.net web sites, which were completed during the first quarter of 2000.

Litigation and other costs. For the nine months ended September 30, 2001, we incurred approximately $607,000 in legal fees related to disputes with two of our former affiliated practices. We have now settled all of our lawsuits with our former physician practices. Accordingly, we anticipate that our litigation costs will decrease substantially in future quarters.

General and administrative expenses. For the three months ended September 30, 2001, we incurred approximately $2.0 million in general and administrative expenses. Such expenses included severance costs of approximately $200,000 related to the termination of seven employees. Of this amount, approximately $150,000 in severance costs were accrued, but will be paid ratably through August 2002.

Loss on sale of assets and other. For the nine months ended September 30, 2000, we incurred a loss of approximately $275,000 on the sale of two MRI units, a gain of approximately $142,000 related to a litigation settlement with one of our former affiliated practices and a loss on the write-down of certain assets totaling approximately $61,000.

Interest expense. During the nine months ended September 30, 2001, we incurred interest expense of approximately $29,000 compared to interest expense of approximately $428,000 for the same period of 2000. This decrease is due to our repayment of the balance of our bank term loan in March 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had a working capital deficit of approximately $1.5 million, which represented a $5.8 million working capital decrease from approximately $4.3 million as of December 31, 2000. For the first nine months of 2001, cash flow used in operations was approximately $3.5 million compared to $400,000 used in operations for the same period of 2000. In addition, we repaid the $1,369,767 remaining balance on our bank term loan during the first quarter of 2001.

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

Under the terms of the agreement with Chancellor V and Essex, we were granted the option, through December 31, 2001, to sell our common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. Effective October 9, 2001, the Company exercised its option to receive $2.0 million and issued to Chancellor and Essex an aggregate of 13,333,333 shares of Company common stock and issued six-year warrants to purchase 350,000 shares of Company common stock at an exercise price per share of $0.15.

During 2001, management of the Company has focused on controlling certain variable costs and reducing personnel costs. During the third quarter 2001 and continuing through November 2001, the Company terminated ten employees primarily as a result of the elimination of their positions. These ten employees generated gross salary costs of approximately $1.0 million per year. In addition, one of our former officers was paid approximately $21,000 per month through September 2001 in connection with certain consulting services provided to the Company. The Company does not anticipate replacing these terminated employees in the near future.

We anticipate incurring costs in excess of revenues for the remainder of 2001 and into 2002 to further develop and market our product offerings. Based upon our current business plan and the financing provided by Chancellor V and Essex described above, we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months. However, if revenues do not increase as anticipated, or we incur significant unanticipated expenses, we may require additional funds, the terms and availability of which will depend on market and other conditions. We cannot assure that sufficient funds will be available on terms acceptable to us, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In September 2001, the Colorado and Pennsylvania actions between Reconstructive Orthopaedic Associates II, P.C., ("ROA) and HealthGrades were settled. The Pennsylvania action was dismissed on September 6, 2001 and the Colorado action was dismissed on September 14, 2001. The settlements resolved all disputes between ROA and us. The settlement did not involve the payment of funds by HealthGrades.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (b) Reports on Form 8-K. During the period covered by this report, the Company did not file any reports on Form 8-K with the Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HEALTH GRADES, INC.

Date: November 14, 2001                By: /s/ Allen Dodge
                                           ------------------------------------
                                           Allen Dodge
                                           Senior Vice President - Finance and
                                           Chief Financial Officer