Form 10-K
period 2001-12-31
HEALTH GRADES INC
filed 2002-04-01
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     FISCAL YEAR ENDED DECEMBER 31, 2001 OR

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
          (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)             Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [ ]

As of March 29, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $3,293,348. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 29, 2002 there were 36,406,649 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K -- Part III.

                                TABLE OF CONTENTS

                                     PART I
Item 1.      Business.........................................................   2
Item 2.      Properties.......................................................  20
Item 3.      Legal Proceedings................................................. 20
Item 4.      Submission of Matters to a Vote of Security Holders............... 20

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
                Stockholder Matters............................................ 21
Item 6.      Selected Financial Data........................................... 22
Item 7.      Management's Discussion and Analysis of Financial Condition And
                Results of Operations.......................................... 22
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk........ 28
Item 8.      Financial Statements and Supplementary Data....................... 28
Item 9.      Changes in and  Disagreements  with Accountants on Accounting and
                Financial Disclosure........................................... 28

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant................ 29
Item 11.     Executive Compensation............................................ 29
Item 12.     Security Ownership of Certain Beneficial Owners and Management.... 29
Item 13.     Certain Relationships and Related Transactions.................... 29

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 30

This Report contains forward-looking statements that address, among other things, the generation of increased revenues, potential income tax refund, potential equity and/or debt financing. These statements may be found under "Item 1-Business," "Item 1-Risk Factors," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in the Report generally. We generally identify forward-looking statements in this report using words like "believe," "intend," "expect," "may," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: the failure of the Company to generate increased revenues, the failure of the Company to receive the income tax refund or the inability of the Company to raise additional financing. In addition other factors that could cause actual events or results to differ materially from those discussed in the forward looking statements are addressed in "Item 1-Risk Factors" and matters set forth in the Report generally. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

Item 1. Business.

                                    BUSINESS

OVERVIEW

     We are a healthcare ratings and consulting company. We grade, or provide consumers with the means to assess and compare the quality or qualifications of, the following types of healthcare providers:

     o    hospitals

     o    nursing homes

     o    home health agencies

     o    hospice programs

     o    fertility clinics

     We offer services to hospitals who are either attempting to build a reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. For providers that have not received high ratings, we offer quality improvement services.

     We provide basic and expanded profile information for a variety of providers and facilities. We make this information available to consumers, employers and health plans to assist them in selecting healthcare providers. The basic profile information is available free of charge on our website, www.healthgrades.com. For certain providers, we offer healthcare quality reports for a fee. These reports provide more detailed information than what is available free of charge on our website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional.

     We provide online integrated healthcare quality solutions for employers, health plans and other organizations that are looking to license access to our database of healthcare providers.

     We collaborated with The Leapfrog Group to analyze and report the findings of Leapfrog's hospital patient safety survey. The Leapfrog Group, a consortium of more than 90 Fortune 500 companies and other large private and public healthcare purchasers, began a national effort in November 2000 to reward hospitals for advances in patient safety and to educate employees, retirees, and families about the importance of hospitals' efforts in this area. The Leapfrog Group's survey assesses the extent to which urban, acute care hospitals in select regions of the U.S. currently meet or are striving to implement three patient safety practices. For Leapfrog enrollees, we have developed a Leapfrog Enrollee Assistance Program (LEAP). HealthGrades' LEAP provides employers, health plans, and other members of The Leapfrog Group with an online and text solution, including access to essential hospital-quality information.

     We also provide limited physician practice management services to a musculoskeletal practice under a management services agreements that expires in September 2002.

COMPANY HISTORY

     We were incorporated in Delaware in December 1995 under the name Specialty Care Network, Inc. Upon commencement of operations in 1996, we were principally engaged in the management of physician practices engaged in musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and connective tissues. Through March 31, 1998, we entered into comprehensive affiliation arrangements with 21 practices including 164 physicians. Due to difficulties in the physician practice management industry in general, and with respect to our affiliated physician practices in particular, we terminated or restructured our arrangements with various physician practices, beginning in late 1998 and continuing thereafter. As a result, the scope of our physician practice management business has become far more limited, particularly after a restructuring of our arrangements with nine practices in June 1999. During 1998, we began to focus on the provision of healthcare information through the establishment of our health care provider ratings and profile information, which we first introduced on our website. Since that time, we have expanded the scope of our healthcare information services to encompass the direct provision of information to employers, health plans and others; engaged in assisting hospitals in promoting their services; and provided other services, as described below.

     In January 2000, we changed our name to Healthgrades.com, Inc. In November 2000, we changed our name to Health Grades, Inc.

HEALTH CARE INFORMATION; HEALTHGRADES.COM

     We compile comprehensive information regarding various healthcare providers and distill the information to meet the requirements of consumers, employers, health plans and other customers. We provide certain information for no charge on our healthgrades.com internet site. Our revenues are generated, in part, through the provision of health care information derived from our database in a manner that can be useful to employers, health plans and others.

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

     We provide information on our healthgrades.com website through the following sections:

     Hospital Report Cards(TM) - This page provides a list of hospitals and ratings for the hospitals with respect to different medical procedures or diagnoses chosen by the user. Information with regard to procedures and diagnoses is provided in the following areas:

     o    cardiac;

     o    orthopaedics;

     o    neurosciences;

     o    pulmonary/respiratory;

     o    obstetrics; and

     o    vascular surgery.

     For each particular diagnosis or procedure chosen by the user, other than those relating to obstetrics, we provide a rating system of five stars, three stars or one star (five stars is the highest rating; one star is the lowest) with regard to the performance of all hospitals in the United States. We base all of our ratings, except ratings on obstetrics, on three years of MEDPAR (Medicare Provider Analysis and Review) data that we purchase from the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration), known as CMS. The MEDPAR database contains the inpatient records of all Medicare patients. We apply proprietary algorithms to the MEDPAR data to account for variations in risk in order to make the data comparable from hospital to hospital. Generally, approximately 70% of hospitals studied are classified as three stars. The three star rating is applied when there is very little difference, statistically speaking, between a hospital's predicted and actual performance. Approximately 15% of hospitals are rated five stars, which means that their performance is better than expected on a statistically significant basis. Approximately 15% of hospitals are rated one star, meaning that their performance was worse than expected on a statistically significant basis. We have applied for a patent with respect to our hospital rating system and methodology.

     For our obstetrics ratings, which also are subject to the five star rating system, we use state all-payor files from 17 individual states derived from the inpatient records of persons who utilize hospitals in those states. We believe that the 17 states are the only states with sufficient data for use on our website. This data represents all discharges for the 17 states. We analyzed the following factors for each hospital within the 17 all-payor states:

     o Actual complication rates from vaginal and cesarean section single birth deliveries

     o    Volume of vaginal and cesarean single birth deliveries

     o    Presence of newborn intensive care unit (NICU)

     Each of the factors was assigned a score. Volume for vaginal and cesarean single birth deliveries was ordered into tenth percentile groups by state with the highest volume percentile group in each state receiving a value of 10 and the lowest volume percentile group in each state receiving a value of 1. Complication rates were placed into tenth percentile groups by state. The highest complication rate percentile group in each state received a value of 1 while the lowest complication rate percentile group in each state received a value of 10. The presence of a NICU was assigned a value of 10 while no NICU was assigned a value of 1. We then developed a system that assigned a weight to each factor based on its importance to the quality of obstetric care in the hospital. These weightings were developed by interviewing a group of obstetricians who had an average of 17 years of practice experience. Each factor's score was multiplied by its percentage weight and then summed to create an overall score. The top 30% of hospitals (in the 17 states) receive five stars, the middle 40% receive three stars and the bottom 30% receive one star.

     Nursing Home Report Cards(TM) - This page provides rankings of the performance of nursing homes across the United States that were Medicare or Medicaid certified and active in these programs. In preparing the ratings, we analyzed licensing survey data from CMS's Online Survey Certification and Reporting (OSCAR) database and complaint data from CMS's Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. We performed an analysis of the standards that were not met (deficiencies) from the four most recent licensing surveys and the last four years of complaint surveys. Complaint surveys older than December 1997 were not included in the analysis. Stand-alone Medicare and/or Medicaid nursing homes were analyzed apart from Medicare, hospital-based nursing homes. We did not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey were not included in our analysis. The ratings were assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations in the states' survey process and results.

     In conjunction with a group of nursing home professionals (which included nursing home administrators, a physician, long-term care ombudsman, a nurse consultant and others), we developed a proprietary scoring system that translated the scope and severity of each deficiency into a numerical value. A low numerical value indicated a deficiency that was not severe (no actual harm to the resident) and isolated (involved very few residents) in scope. A high numerical value indicated a deficiency that was very severe (actual harm to the resident) and was widespread throughout the nursing home. Each nursing home received several scores from the analysis of licensing surveys and complaint surveys. We then performed a statistical analysis of these scores that produced a weight for each area. The weighted scores were summed to produce an overall score for each nursing home. Based upon the overall score, the best 30% of nursing homes received five stars, and the middle 40% of nursing homes received three stars.

     Home Health Report Cards(TM) - This page provides rankings of the performance of Medicare certified home health agencies across the United States. Home health agencies provide health and social services to persons at their homes. These persons are recovering from an illness or injury or require assistance with daily needs such as eating, dressing and bathing. We rate home health agencies based upon data provided by CMS. Information is derived from complaint surveys and licensing surveys. Complaint surveys are conducted by a state survey team in response to one or more complaints about a home health agency. Licensing surveys are surveys completed for Medicare certification. The licensing survey information is derived from individual state agencies, which enter the information into the OSCAR database. These surveys generally occur every 36 months, but may occur more frequently based on the results of the previous survey. In preparing the ratings, we reviewed survey information from the most recent licensing surveys and a maximum of four complaint surveys of home health agencies. Only home health agencies that were active in the Medicare program during this time period were included in the analysis. Specifically, we utilized the following elements to capture the quality of care and operational stability of each home health agency:

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

     Hospice Report Cards(TM) - This page differs from some of our other report card pages in that it does not provide ratings. Instead, it provides users with the means to assess hospice programs across the United States that participate in Medicare. The data on our Hospice Report Card site is purchased from CMS, and is derived from their Provider of Service ("POS") file. The POS file contains data on every hospice program that participates in Medicare. Hospice services are categorized as "core services" or "non-core services." Core services, as defined in the POS file, are important, basic elements of hospice care that are crucial to virtually every hospice patient and their family. These services include the following:

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

     Fertility Clinic Report Cards(TM) - Like our Hospice Report Card pages, this page differs from our other report card pages in that it does not provide ratings. Instead, it provides users with the means to assess fertility clinics across the United States. Information on healthgrades.com represents one year
(1997) of assisted reproductive technology ("ART") data. ART is defined as any clinical treatment or procedure that involves the handling of human eggs and sperm to help a woman become pregnant. Types of ART include IVF (in vitro fertilization), GIFT (gamete intrafallopian transfer), ZIFT (zygote intrafallopian transfer), egg or embryo donation and surrogate birth.

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

     Each fertility clinic profile consists of the following five elements:

          o    General information (contact information for each facility)

          o Program characteristics. Program characteristics include whether the clinic accepts single women and gestational carriers (women who carry children for other women), whether the clinic utilizes a donor egg program and whether the clinic is a member of SART. Users are informed of the percentage of facilities nationwide which have the designated program characteristics.

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

     Other Provider Profiles - In addition to the report card sections, we provide profiles containing information with regard to the following providers or facilities. The approximate number of providers or facilities addressed in each profile is indicated in parenthesis:

          o    Physicians (620,000);

          o    Hospitals (5,000);

          o    Children's Hospitals (70);

          o    Chiropractors (60,000);

          o    Assisted living residences (21,000);

          o    Mammography facilities (10,000);

          o    Acupuncturists (1,000);

          o    Naturopathic physicians (760);

          o    Birth centers (75);

          o    Emergency Centers (10,000);

          o    Cancer Centers (50).

INFORMATION AND RELATED SERVICES FOR HOSPITALS, EMPLOYERS, HEALTH PLANS, PROFESSIONALS AND CONSUMERS

     The information provided on our healthgrades.com website, and the database from which this information is derived, forms the basis of our marketing efforts. While certain information is provided free of charge on our website, we seek to generate revenues from hospitals and other providers, as well as employers, health plans and others as described below:

     SERVICES FOR HOSPITALS - We offer a Strategic Quality Initiative (SQI) program and a Quality Assessment and Improvement (QAI) program for hospitals. The SQI program provides business development tools to hospitals that are highly rated on our website. Under our SQI program, we license the Health Grades name and our "report card" ratings to hospitals. The license may be in a single area (for example, Cardiac) or multiple areas (for example, Cardiac, Neuroscience and Orthopaedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants. Another key feature of this program is a detailed comparison of the data underlying a hospital's rating to local and national benchmarks. This comparison is utilized by the hospital to support its quality improvement efforts. We offer the SQI program to highly rated providers only after our ratings are completed and do not adjust our ratings based on whether a provider is willing to license with us.

     Our QAI program is principally designed to help hospitals measure and improve the quality of their care in particular areas where they have lower ratings. Using our database and focusing on a particular hospital's information and ratings we can help identify areas to improve quality and benchmark how well the hospital performs relative to national and regional best practices. Detailed quality comparisons are also available from the hospital to the individual physician level. Our consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis.

     As our programs are targeted toward specific areas (for example, Cardiac, Neurosciences, etc.) some of our hospital clients choose to work with us utilizing our SQI programs for their higher rated areas and utilizing our QAI programs for their lower rated areas.

     As of March 31, 2002, over 100 hospitals have joined either our SQI program or our QAI program.

     SOLUTIONS FOR EMPLOYERS, HEALTH PLANS AND OTHERS - We license access to, and customize our database for employers, health plans and others. Depending on the client's needs, we can customize our content for the intended users (for example, health plan members who are affiliated with the health plan). Some of the healthcare quality information available to our clients and their Web users includes:

     o    Physicians

          o    Every practicing physician in the nation

          o    Sanction database for every state except HI, SD, DC.

          o    Board certification status by specialty

          o    Hospital affiliations

          o    Health Plan affiliations

          o    Accepting new patients status

     o    Hospitals

          o    Every hospital in the nation

          o Ratings based on outcomes for the most current three-year data set

          o Ratings by procedure or diagnosis in the six areas addressed by our Hospital Report Cards

     o    Nursing Homes

          o    Every Medicare/Medicaid - licensed nursing home in the nation

          o Ratings based on health and complaint surveys over the last four years

          o    Benchmark data to help evaluate risk

          o    Detailed deficiency information

     HEALTHCARE QUALITY REPORTS FOR PROFESSIONALS - We offer comprehensive quality information to organizations in need of current and historical quality information on nursing homes and hospitals. In addition, we offer reports on physicians that contain detailed information with respect to education history, professional licensing history and other items.

     Our primary clients for our Nursing Home Quality Reports are medical professional liability underwriters and other organizations that are interested in access to a reliable source of quality data on nursing homes. We currently offer three categories of reports on nursing homes. Our Nursing Home Quality Report for Professionals contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, complaint and life safety surveys. Our Executive Summary is a three-page report which summarizes this information. Our Risk Assessment is a two to three page textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.

     Our Hospital Reports contain detailed information on ownership, services provided and clinical performance outcomes. Some of the features of our reports include:

          o Risk and severity-adjusted performance measures for cardiac, neuroscience, vascular, orthopaedics, pulmonary and obstetrics procedures and diagnoses

          o    Comparative statistics and state/national benchmarks

          o    Infections, complication and mortality rates

          o "Cases At Risk" analysis, which projects how many cases are likely to have adverse outcomes based upon our proprietary mortality or complication rate analysis

In addition to the information contained in our Hospital Reports, we offer access to a selection of public record reports to further assess risk, such as:

          o Business information to include bankruptcies, liens, judgments, credit reports, corporate records and federal employer identification numbers

          o    Background checks on administrators and officers and directors

          o    Media searches

    Our Physician Reports contain detailed information on a physician's demographics, which include:

          o    Education history

          o    Professional licensing history

          o    Board certifications

          o    State medical board and Medicare sanction history

          o    Hospital and health plan affiliations

          o    Our quality ratings for each hospital affiliation

          o    Bankruptcies, liens and judgments

    We also offer credit reports and civil and criminal records checks in separate reports.

    HEALTHCARE QUALITY REPORTS FOR CONSUMERS - We currently offer Nursing Home Quality Reports for Consumers. These reports include:

          o    Our rating for the particular nursing home

          o Health survey history with descriptions and severity of the deficiencies for last four surveys

          o    Repeating deficiencies

          o    Outcomes from complaints in the last four years

          o    How the nursing home compares to others in the state

          o    Our methodology and helpful hints for choosing a nursing home

ARRANGEMENTS WITH CONTENT PROVIDERS

     We market our website through relationships with other companies that operate internet websites and an aggressive public relations campaign. Several of the companies pay a fee to us to license access to our information, and some others provide on-line content to us. These arrangements provide additional exposure to our website. As a result, we believe our marketing to health care providers, employers, payors and others is enhanced because of the increased user population that we can make available to those entities who wish to license our data in connection with their own marketing programs.

COMPETITION

     With respect to our quality services for hospitals, we face competition from data providers, such as Solucient and healthcare consulting companies such as GE Medical Systems and Premier that offer certain consulting services to hospitals. We believe that the ability to demonstrate the value of marketing and consulting programs, name brand recognition and cost are the principal factors that affect competition.

     We face competition with respect to our solutions for employers, health plans and others from companies that provide online information and decision support tools regarding healthcare providers and physicians. There are several companies that currently offer online healthcare information and support tools such as Subimo and Doctor Quality. We believe that the ability to provide accurate and comprehensive healthcare information in a manner that is cost-effective to the client is the principal factor that affects competition in this area.

     We face competition on our nursing home quality reports with companies such as CareScout, which provide ratings of nursing homes and charge professionals and consumers for this information.


PHYSICIAN PRACTICE MANAGEMENT OPERATIONS

     We provide the following services under a management services agreement to one musculoskeletal physician practices:

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

     The remaining management services agreement expires in September 2002. The scope of our physician practice management business has contracted significantly and we do not intend to continue providing these services after September 2002.

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

     Finally, we provide, on a limited basis, certain management services to a physician practice.

     In at least one advisory opinion, the Inspector General of the Department of Health and Human Services has stated that under certain circumstances, payments by a physician practice to a medical practice management company in exchange for certain marketing services, billing and collection services, and managed care contract negotiation services could constitute illegal remuneration as defined in the Anti-kickback Law, especially where the fee paid by the medical practice to the management company is based on a percentage of medical practice revenue. We do not believe that the limited management services we provide to a physician practice is the types of services to which this advisory opinion is directed, and our fees under our management services arrangements are no longer based on a percentage of medical practice revenue.

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

     We are paid by physicians (and their medical practices) for whom we provide management services. Although we believe that our management service agreements comply with applicable state laws relating to fee-splitting, a state authority may nevertheless determine that we and the practices that contract with us are violating the state's fee-splitting laws. Such a determination could render any of our service agreements in such state unenforceable or subject to modification in a manner that is adverse to us.

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

INTELLECTUAL PROPERTY

     We regard the protection of our intellectual property rights to be important. We rely on a combination of trademark and trade secret restrictions and contractual provisions to protect our intellectual property rights. We require selected employees to enter into confidentiality and invention assignment agreements as well as non-competition agreements. The contractual provisions and other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter third parties from developing similar or competing technologies. We have obtained federally registered trademarks for HealthGrades and The Healthcare Ratings Experts.

     We are seeking federal registration of our trademark for The Healthcare Quality Experts. We also have a patent pending on our health care rating system and methods. We cannot assure that this patent will be issued, or that, even it issued, this patent will adequately protect our technology or processes or otherwise result in commercial advantage to us.

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

EMPLOYEES

     As of March 31, 2002, we had 41 employees, most of whom were located at our corporate offices.

                                  RISK FACTORS

                          Risks Related to Our Business

OUR HEALTH CARE INFORMATION BUSINESS HAS NOT BEEN PROFITABLE AND MAY NEVER BECOME PROFITABLE.

     We began developing our health care information business in 1998. For the year ended December 31, 2001, net losses before income taxes for our health care information business were $2,948,051. During 2001, we completed certain expense reduction measures that included a reduction in our employee base. Despite our efforts to reduce expenditures, we may continue to incur operating losses as we fund operating and capital expenditures to expand our health care information database and website, market our health care information, upgrade our technology and continue to build our brand. Our business model assumes that consumers will be attracted to and use the health care ratings and profile information and related content available on our website, which will, in turn, enable us to license access to the information on our website to hospitals, other providers and other Internet sites. In addition, our business model assumes that employers, health plans and other potential customers will seek our health care information to help increase the quality and reduce the cost of health care. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR HEALTH CARE INFORMATION.

     To provide our health care information, we must be able to receive comprehensive, reliable data. We currently obtain this data from a number of public and private sources. Our business could suffer if some of these sources were to cease to make such information available and suitable alternative sources are not identified on a timely basis. Moreover, our ability to attract and retain customer interest is dependent on the reliability of the information that we purchase. If our information is inaccurate or otherwise erroneous, our reputation and consumer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we deny, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that determines to stop providing information, could hurt our business.

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

     o providing employers, health plans and others with information for use by employees or members in selecting providers and facilities available to employees or members;

     o licensing access to our ratings content through linking agreements to other companies that operate Internet "yellow pages" or health care sites; and

     o    providing professionals and consumers with provider quality reports;

     However, we do not yet know whether we will be able to generate significant revenues from these activities. Specifically, we have not yet generated substantial revenues from employers or health plans, or our quality reports. In addition, we do not know whether employers or health plans will view our rating and profile information as useful in connection with their operations or whether our quality reports will be accepted by their target markets (for example, professionals and/or consumers). Moreover, while we have licensed access to our healthgrades.com content to several health care information websites, these contracts generally have a relatively short term or can be terminated on short notice and have generated only limited revenues. Many of the Internet health care companies that license our data are recently formed entities that do not have a history of financial viability and may not have the resources to continue licensing arrangements with us, even if they view such arrangements to be helpful. In addition, while we have entered into licensing agreements with a number of hospitals, the use of Internet information in conjunction with hospital and other provider marketing campaigns is a new, unproven concept. We may not be able to expand or retain acceptance by hospitals and other providers.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM OUR WEBSITES OR OTHERWISE PROVIDED TO EMPLOYERS AND OTHERS.

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement, personal injury or other legal theories relating to the information we publish on our websites or otherwise provide to customers. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. We have received threats from some providers that they will assert defamation and other claims in connection with the information posted on our healthgrades.com website. One provider has brought a claim in Washington state, and also alleges that our use of our rating system constitutes a business practice that violates state law and may also be a basis for product disparagement, negligent misrepresentation and other claims. That case has been dismissed for lack of personal jurisdiction, however, that ruling is on appeal. We previously filed a complaint against the provider seeking a judgment that, among other things, the provider's claims were barred by the user agreement, that we did not violate state or federal law as a result of our rating of the provider and our ratings are protected by the free speech protections of the United States Constitution and relevant state constitutions. The case was dismissed as the court declined to enforce our user agreement which allows us to bring suit in Colorado. That ruling is also under appeal.

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

OUR PROPRIETARY RIGHTS MAY NOT BE FULLY PROTECTED, AND WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BY OTHERS.

     Our failure to adequately protect our intellectual property rights could harm our business by making it easier for our competitors to duplicate our services. We have two trademarks that have been registered with the U.S. Patent and Trademark office and others for which we are seeking registration. We cannot assure that registrations will be forthcoming for our pending applications. We also have a patent pending on our hospital rating system and methodology, but we can give no assurance that the patent will be issued. In addition, we require some of our employees to enter into confidentiality and invention assignment agreements and, in more limited cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services by others or may be subject to challenge by others. Furthermore, our ability to protect some of our proprietary rights is uncertain since legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet related industries are uncertain and are still evolving.

     In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to a claim that we infringe upon the proprietary rights of others. Although we do not believe that we are infringing upon the rights of others, third parties may claim that we are doing so. The possibility of inadvertently infringing upon the proprietary rights of another is increased for businesses such as ours because there is significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as, copyrights and other intellectual property rights. A claim of intellectual property infringement may cause us to incur significant expenses in defending against the claim. If we are not successful in defending against an infringement claim, we could be liable for substantial damages or may be prevented from offering some aspects of our services. We may be required to make royalty payments, which could be substantial, to a party claiming that we have infringed their rights. These events could damage our business.

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

OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY.

     The market for health care information is new, rapidly evolving and competitive. We expect competition to increase significantly, and our business will be adversely affected if we are unable to compete successfully. We currently compete, or potentially compete, with many providers of health care information services and products, both online and through traditional means. We compete, directly and indirectly, for users, consumers and licensees principally with:

     o data providers that provide detailed utilization and outcomes information to hospitals;

     o    healthcare consulting companies;

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

OTHER RISKS

OUR OFFICERS AND DIRECTORS MAINTAIN SIGNIFICANT CONTROL OF HEALTH GRADES, INC.

     Our current officers and directors and entities with which they are affiliated beneficially own approximately 37.6% of our outstanding common stock. In addition, Chancellor V, L.P. holds 34.7% of our outstanding common stock. If our officers, directors and Chancellor V, L.P. act together, they will be able to control the management and affairs of Health Grades, Inc. and will have the ability to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price for our common stock.

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

Item 2. Properties

     We have a seven-year lease for our approximately 12,200 sq. foot headquarters facility in Lakewood, Colorado, which expires on February 15, 2003. Our annual lease payments for this facility is approximately $233,000.

Item 3. Legal Proceedings

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

                    NAME                         AGE                    POSITION
Kerry R. Hicks..........................         42   President, Chief Executive Officer
David G. Hicks..........................         43   Executive Vice President-Information Technology
G. Allen Dodge..........................         34   Senior Vice President-Finance, CFO & Treasurer
Peter A. Fatianow.......................         38   Senior Vice President-Corporate Services
Sarah Loughran..........................         37   Senior Vice President-Provider Services
Michael D. Phillips.....................         44   Senior Vice President-Provider Sales

KERRY R. HICKS, one of our founders, has served as our Chief Executive Officer since our inception in 1995. He also served as our President from our inception until November 1999 and since March 2002. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management.

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

G. ALLEN DODGE, has served as Senior Vice President - Finance and Chief Financial Officer since May 2001. He was Vice President - Finance/Controller from March 2000 to May 2001 and Corporate Controller from September 1997 to March 2000. From 1994 to September 1997 Mr. Dodge held various positions with Ernst & Young LLP in Denver, Colorado. Mr. Dodge is a Certified Public Accountant.

PETER A. FATIANOW has served as our Senior Vice President - Business Development since March 2000. He has served in several capacities for our subsidiary, HG.com and its successor Healthcare Ratings, Inc. since July 1998, most recently as Senior Vice President - Operations. He was previously our Vice President of Business Development from our inception until July 1998. From July 1998 until February 1999, he was a partner of Consolidation Capital Partners LLC, which provided consulting services to us in connection with our restructuring transaction with our former affiliated practices. From July 1994 to February 1996, Mr. Fatianow worked as an Associate Vice President in Healthcare Corporate Finance with Morgan Keegan & Company, Inc.

SARAH LOUGHRAN has served as our Senior Vice President - Provider Services since December 2001 and as Senior Vice President - Content of our subsidiary, HG.com and its successor, Healthcare Ratings, Inc. since 1998. She was our Senior Vice President - Content from March 2000 to December 2001. From 1996 to 1997, Ms. Loughran worked as Assistant Vice President for Product Development for HCIA, where she developed a number of information application products. From 1994 to 1996, Ms. Loughran served as a Senior Consultant at LBA Healthcare Management.

MICHAEL D. PHILLIPS has served as Senior Vice President - Provider Sales since December 2001. He was previously Vice President of Provider Sales since April 2000. Prior to joining Health Grades, Mr. Phillips was Vice President of Sales at HCIA-Sachs and LBA Healthcare Management as well as National Sales Manager for HPI Health Care Services.

Kerry R. Hicks and David G. Hicks are brothers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated as reported on the Nasdaq Small Cap Market through the first quarter of 2001. Subsequent to the first quarter of 2001, the high and low sales prices for our Common Stock for the quarters indicated are as reported by the OTC Bulletin Board (OTCBB).

                                                              HIGH         LOW
                                                            --------     --------
Year Ended December 31, 2000
    First Quarter                                           $3  1/2      $2
    Second Quarter                                           2  9/16        15/16
    Third Quarter                                            1 29/32         3/4
    Fourth Quarter                                           1  1/4          7/32

Year Ended December 31, 2001
    First Quarter                                           $  13/16     $   7/32
    Second Quarter                                              5/16         1/10
    Third Quarter                                               7/32         5/64
    Fourth Quarter                                              1/10         1/24

We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

     Effective April 16, 2001, we reached an agreement with Chancellor V., L.P. ("Chancellor V") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment (the "Commitment") to provide us with up to $2.0 million of equity financing. Chancellor V and Essex were the two principal investors in the Equity Financing described above. In consideration for the commitment, we issued to Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price per share of $0.26, which was the closing market price per share of our common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants will expire on April 16, 2007. In addition, we repriced warrants to purchase 100,000 shares of our common stock that were issued to Chancellor V and Essex in March 2000 to the same $0.26 per share exercise price.

     Under the terms of the agreement with Chancellor V and Essex, we were granted the option until December 31, 2001, to sell our common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. Effective October 9, 2001, we exercised our option to receive the entire $2.0 million. Under the terms of the Commitment, in exchange for the $2.0 million, we issued an aggregate of 13,333,333 shares of our common stock to Chancellor and Essex. In addition, we issued six-year warrants to purchase 350,000 shares of our common stock at an exercise price per share of $0.15. The warrants have a six-year term.

     Under the terms of the Commitment, the price per share for the purchase of our common stock was equal to the lesser of $0.26 and the closing market price per share of our common stock on the date that we provided notice to Chancellor V and Essex that we intended to exercise the option, but in no event less than $0.15 per share. As the closing market price per share of our common stock was less than $0.15 per share on the date we provided notice to Chancellor V and Essex, the common stock was issued to Chancellor V and Essex at $0.15 per share.

     We effected the transaction in reliance on the exemption contained in
Section 4(2) of the Securities Act.

Item 6. Selected Financial Data

Statement of Operations Data

                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                        ------------   ------------   ------------   ------------   ------------
                                                            2001           2000           1999           1998           1997
                                                        ------------   ------------   ------------   ------------   ------------
Revenue:
      Ratings and advisory revenue                      $  3,025,302   $  1,578,979   $    407,577   $         --   $         --
      Physician practice service fees                        551,925      4,249,658     28,948,397     76,649,778     45,966,531
      Other                                                    4,490          9,051      2,229,774      2,531,524      3,689,390
                                                        ------------   ------------   ------------   ------------   ------------
                                                           3,581,717      5,837,688     31,585,748     79,181,302     49,655,921
                                                        ------------   ------------   ------------   ------------   ------------
Costs and expenses:
   Ratings and advisory costs and expenses:
      Production, content and product development          1,064,308      2,085,402      1,217,917             --             --
      Sales and marketing                                  1,331,146      1,572,505      1,853,191             --             --
   Physician practice services costs and expenses:
      Clinic expenses                                             --             --     15,234,416     55,188,411     31,644,618
      Impairment loss on service agreements                       --             --             --     94,582,227             --
      Litigation and other costs                             606,562        812,084      5,309,168      3,564,392             --
      Impairment loss on intangible assets and
         other long-lived assets                                  --             --             --      3,316,651             --
   General and administrative                              8,200,474      8,723,434     10,570,223     14,468,537      7,861,015
                                                        ------------   ------------   ------------   ------------   ------------
      Total costs and expenses                            11,202,490     13,193,425     34,184,915    171,120,218     39,505,633
                                                        ------------   ------------   ------------   ------------   ------------
(Loss) income from operations                             (7,620,773)    (7,355,737)    (2,599,167)   (91,938,916)    10,150,288
Other:
      Gain (loss) on settlement agreements, sale of
         assets, practice disputes and amendment
         and restatement of service agreements               191,915       (699,010)     2,766,284             --             --
      Gain on sale of equity investment                           --             --        127,974      1,240,078             --
      Gain on sale of subsidiary                                  --             --        221,258             --             --
      Interest income                                         90,409        511,657        312,447        187,450        536,180
      Interest expense                                       (28,794)      (471,553)    (2,489,427)    (3,741,089)      (942,144)
                                                        ------------   ------------   ------------   ------------   ------------
(Loss) income before income taxes                         (7,367,243)    (8,014,643)    (1,660,631)   (94,252,477)     9,744,324
Income tax benefit (expense)                                      --        469,897      2,625,561     32,466,391     (3,873,926)
                                                        ------------   ------------   ------------   ------------   ------------

Net (loss) income                                       $ (7,367,243)  $ (7,544,746)  $    964,930   $(61,786,086)  $  5,870,398
                                                        ============   ============   ============   ============   ============
Net (loss) income per common share (basic)              $      (0.30)  $      (0.39)  $       0.07   $      (3.39)  $       0.38
                                                        ============   ============   ============   ============   ============
Weighted average number of common shares
      used in computation (basic)                         24,399,699     19,535,841     14,202,748     18,237,827     15,559,368
                                                        ============   ============   ============   ============   ============


Net (loss) income per common share (diluted)            $      (0.30)  $      (0.39)  $       0.07   $      (3.39)  $       0.37
                                                        ============   ============   ============   ============   ============

Weighted average number of common
      shares and common share equivalents
      used in computation (diluted)                       24,399,699     19,535,841     14,817,732     18,237,827     16,071,153
                                                        ============   ============   ============   ============   ============

BALANCE SHEET DATA

                            DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999   DECEMBER 31, 1998    DECEMBER 31, 1997
                            -----------------   -----------------   -----------------   -----------------    -----------------
Working capital (deficit)   $         161,324   $       4,292,698   $       1,383,945   $     (21,457,105)   $      21,924,386
Total assets                        7,747,904          14,371,174          20,392,868          70,179,278          140,301,650
Total long-term debt                       --                  --           8,803,283             680,152           33,885,141
Total short-term debt                      --           1,559,213           7,702,005          53,514,615                   --

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

     We are a healthcare ratings and consulting company. We grade, or provide consumers with the means to assess and compare the quality or qualifications of, various types of healthcare providers.

     We offer services to hospitals that are either attempting to build a brand name reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, we offer quality improvement services.

     We provide basic and expanded profile information for a variety of providers and facilities. This information is made available to consumers, employers and health plans to assist them in selecting healthcare providers. The basic profile information is available free of charge on our website, www.healthgrades.com. For certain providers, we offer healthcare quality reports. These reports provide more detailed information than what is available free of charge on the healthgrades.com website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional.

     We provide online integrated healthcare quality solutions for employers, health plans and other organizations that are looking to license access to our database of healthcare providers. In addition, we collaborated with The Leapfrog Group, a consortium of more than 90 Fortune 500 companies and other large private and public healthcare purchasers, to analyze and report the findings of Leapfrog's hospital patient safety survey. The Leapfrog Group began a national effort in November 2000 to reward hospitals for advances in patient safety and to educate employees, retirees, and families about the importance of hospitals' efforts in this area. The Leapfrog Group's survey assesses the extent to which urban, acute care hospitals in select regions of the U.S. currently meet or are striving to implement three proven patient safety practices. For Leapfrog enrollees, we developed a Leapfrog Enrollee Assistance Program (LEAP). HealthGrades' LEAP provides employers, health plans, and other members of The Leapfrog Group with an online and text solution, including access to essential hospital-quality information.

     In addition to the services noted above, which constitute our ratings and advisory business, we also provide limited physician practice management services to a musculoskeletal practice under a management services agreement that expires in September 2002.

     Prior to the restructuring transaction described below under "MODIFICATION OF ARRANGEMENTS AND RESTRUCTURING TRANSACTION", we entered into long-term service agreements with 21 practices that affiliated with us. When we entered into the transactions, we also acquired all of the non-medical assets of the affiliated practices. In exchange, we paid consideration consisting of cash, our securities or both. Under our service agreements, we received a service fee and we provided among other things, facilities and management, administrative and development services to the affiliated practices, and employed most non-physician personnel of the affiliated practices, in return for specified service fees. The operating expenses incurred by us included the salaries, wages and benefits of personnel (other than physician owners and certain technical medical personnel), supplies, expenses involved in administering the clinical aspects of the affiliated practices and depreciation and amortization of assets. In addition to the operating expenses discussed above, we incurred personnel and administrative expenses in connection with our corporate offices, which provided management, administrative and development services to the affiliated practices.

MODIFICATION OF ARRANGEMENTS AND RESTRUCTURING TRANSACTION

     During 1998 and 1999, we closed restructuring transactions and/or entered into settlement agreement with many of our affiliated practices. Under the restructure agreements, we transferred, with respect to each practice, all of the accounts receivable relating to the practice; tangible and intangible assets purchased or acquired by us in respect of the practice, other than those disposed of in the ordinary course of business, since the date we affiliated with the practice; all prepaid expenses relating to the practice; all inventory relating to the practice; and all other assets relating to the practice. The amount we received, in cash and our common stock, from each practice and its physician owners for the assets sold to the practice generally equaled the sum of (1) the book value of the accounts receivable relating to the practice on the effective date of closing; (2) the book value of all fixed assets and other capital assets relating to the practice on the effective date of closing; (3) the book value of all prepaid expenses relating to the practice on the effective date of closing; (4) the book value of all notes and other receivables the physician owners of the practice owed to us on the effective date of closing; and (5) the cash balance of the practice's deposit account on the effective date of closing, reduced by the book value of the liabilities and obligations relating to the practice on the effective date of closing.

     In addition, we entered into a management services agreement with each of the practices and their physician owners to replace the existing service agreement. As consideration for our agreement to enter into the management services agreement, the practices and their physician owners paid us an additional amount of cash, or paid cash and returned shares of our common stock to us.

     During 1999 and continuing through 2001, we also entered into settlement agreements with several affiliated practices which terminated the service agreements with the respective affiliated practices. As of March 31, 2002, we have one management services arrangement remaining, which expires in September 2002.

ACQUISITION OF MINORITY INTERESTS AND OFFICER NOTES; EQUITY FINANCING

     In June 1999, we entered into an agreement with the former stockholders of Provider Partnerships, Inc. ("PPI") to resolve certain issues raised by the former stockholders of PPI relating to the transaction in which we acquired PPI. At that time, we formed HG.com, Inc. (formerly known as Healthgrades.com, Inc.) ("HG.com") and transferred to HG.com certain assets that were developed by us into one of our websites (formerly HealthCareReportCards.com, currently Healthgrades.com) and other related internet products. The remaining non-internet related assets of PPI were transferred to us, and PPI was subsequently liquidated. Additionally, one of our employees and Venture5 LLC, whose members consist of the former PPI stockholders, owned minority interests in HG.com. We owned the majority interest. In September 1999, we entered into an agreement with Venture5 under which we agreed to purchase a number of shares of our majority-owned subsidiary, HG.com, Inc. which would increase our ownership in HG.com, Inc. to 90%. On December 31, 1999, we paid $4,000,000 to Venture5 (the "Minority Interest Purchase") in full satisfaction of this obligation. We financed the Minority Interest Purchase by borrowing $3,550,000 from some of our officers (the "Officers") and issued notes to the officers totaling $3,550,000 (hereafter, the "Officer Notes").

     On March 17, 2000, we closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors paid $14.8 million to us in return for 7,400,000 shares of our common stock and five-year warrants to purchase 2,590,000 shares of our common stock at an exercise price of $4.00 per share. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, were approximately $14.4 million. In connection with the Equity Financing, we also issued an aggregate of 165,000 shares to our bank syndicate as a financing fee. We also issued a warrant to purchase 150,000 shares of our common stock to a company that served as a financial advisor to us in connection with the Equity Financing, at an exercise price of $3.45 per share. In connection with the Equity Financing, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of our common stock and five-year warrants to purchase 560,000 shares of our common stock at $4.00 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, we recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in our 2000 Consolidated Statement of Operations.

     Effective February 3, 2000, we merged our majority-owned subsidiary, HG.com, Inc., into a wholly-owned subsidiary, HealthcareRatings, Inc. (hereafter, the "Merger Transaction"). In order to effect the Merger Transaction, we gave the minority shareholders of HG.com 800,000 shares of Company common stock. In connection with the Merger Transaction, we recorded goodwill in the amount of $1,850,000 based on the fair value of the stock issued as of the transaction date.

ADDITIONAL FINANCING

     Effective April 16, 2001, we reached an agreement with Chancellor V., L.P. ("Chancellor V") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment (the "Commitment") to provide us with up to $2.0 million of equity financing. Chancellor V and Essex were the two principal investors in the Equity Financing described above. In consideration for the commitment, we issued to Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price per share of $0.26, which was the closing market price per share of our common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants will expire on April 16, 2007. In addition, we repriced warrants to purchase 100,000 shares of our common stock that were issued to Chancellor V and Essex in March 2000 to the same $0.26 per share exercise price.

     Under the terms of the agreement with Chancellor V and Essex, we were granted the option until December 31, 2001, to sell our common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. Effective October 9, 2001, we exercised our option to receive the entire $2.0 million. Under the terms of the Commitment, in exchange for the $2.0 million, we issued an aggregate of 13,333,333 shares of our common stock to Chancellor and Essex. In addition, we issued six-year warrants to purchase 350,000 shares of our common stock at an exercise price per share of $0.15. The warrants have a six-year term.

     Under the terms of the Commitment, the price per share for the purchase of our common stock was equal to the lesser of $0.26 and the closing market price per share of our common stock on the date that we provided notice to Chancellor V and Essex that we intended to exercise the option, but in no event less than $0.15 per share. As the closing market price per share of our common stock was less than $0.15 per share on the date we provided notice to Chancellor V and Essex, the common stock was issued to Chancellor V and Essex at $0.15 per share.

CRITICAL ACCOUNTING POLICIES

     In accordance with the Securities and Exchange Commission financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we performed an analysis of our financial statements to identify our Critical Accounting Policies. FR-60 defines Critical Accounting Policies as those most important to the financial statement presentation and that require the most difficult, subjective, complex judgments. As facts, circumstances and financial position are subject to change at each reporting period, we will review our Critical Accounting Policies on a quarterly basis to determine which policies should be included. For the 2001 year, we have identified revenue recognition (with respect to our ratings and advisory revenue) and goodwill as our two Critical Accounting Policies.

Revenue Recognition - Ratings and Advisory Revenue

     We currently derive our ratings and advisory revenue principally from annual fees from hospitals that participate in our Strategic Quality Initiative
(SQI) program. The SQI program provides business development tools to hospitals that are highly rated on our website. Under our SQI program, we license the Health Grades name and our "report card" ratings to hospitals. The license may be in a single area (for example, Cardiac) or multiple areas (for example, Cardiac, Neurosciences and Orthopaedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants. Another key feature of this program is a detailed comparison of the data underlying a hospital's rating to local and national benchmarks.

     We recognize revenue related to these arrangements in a straight-line manner over the term of the agreement (typically one year). We follow this method because the primary deliverable under the agreement is the license to utilize our rating over the contract term. In addition, consulting services are performed as requested by the client as needed over the term of the agreement. As we typically receive a non-refundable payment for the contract term upon execution of the agreement, we record the cash payment as deferred revenue that is then amortized to revenue over the contract term.

     Currently, the EITF is working to reach a final consensus regarding EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. We continue to follow the status of the EITF and, based on the tentative conclusions reached by the EITF, do not believe the final consensus will have an impact on how we currently account for our SQI agreements.

Goodwill

     We evaluate our goodwill for impairment whenever indicators of impairment exist. Because we experienced substantial operating losses in 2001, we performed an analysis of future undiscounted cash flows to determine if an impairment of goodwill existed. As total estimated future undiscounted cash flows were in excess of the net $4.2 million in recorded goodwill we determined that no impairment was present. We estimated total future undiscounted cash flows based upon current estimates of future operating results over the remaining useful life assigned to goodwill. Total future operating cash flows were examined as the goodwill relates to the formation of our current ratings business, which is where we anticipate substantially all of our future operating cash flow.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

     We will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $839,000 ($0.03 per share) per year. We are in the process of performing the first of the required impairment tests of goodwill and will determine what the effect of these tests will be on our earnings and financial position prior to the end of the second quarter of 2002.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUE:

Ratings and advisory revenue

Ratings and advisory revenue was approximately $3.0 million for the year ended December 31, 2001, an increase of approximately $1.4 million or 92% from the year ended December 31, 2000. During 2001, approximately 74% of our ratings and advisory revenue was derived from our strategic quality initiative services, reflecting an increase in the number of clients for our strategic quality initiative programs. Approximately 17% of our ratings and advisory revenue was derived from licensing access to our database of healthcare information. As of December 31, 2001 we had over 100 facilities under agreement for our hospital services compared to 49 as of December 31, 2000.

Physician practice service fees

Physician practice service fees include services fees and other revenue derived from our physician practice management business. For the year ended December 31, 2001, physician practice service fees decreased to approximately $550,000 from $4.2 million for the year ended December 31, 2000. This decrease reflects the substantial reduction in our physician practice management operations. As of March 31, 2002, we have one physician practice under contract for limited management services. This contract will expire in September 2002, at which time we intend to terminate our physician practice management business.

COSTS AND EXPENSES:

Production, content and product development

Production, content and product development costs were approximately $1.1 million for the year ended December 31, 2001, compared to $2.1 million for the year ended December 31, 2000. Production, content and product development costs were higher in 2000 because we significantly expanded our healthgrades.com website during 2000. Since January 1, 2001, we have enhanced our website by including report card pages for home health agencies and hospices and adding directories for naturopathic physicians and birthing centers.

Litigation and other costs

During 2001 we continued to be involved in litigation with certain of our former affiliated practices. For the year ended December 31, 2001, litigation and other costs decreased approximately $205,000 to $607,000 from $812,000 for the year ended December 31, 2000. As of December 31, 2001, we have settled all outstanding litigation from our physician practice management business.

General and administrative

General and administrative expenses decreased to approximately $8.2 million for the year ended December 31, 2001, compared to $8.7 million for the year ended December 31, 2000. This decrease of approximately $500,000 is primarily due to the fact that in 2001 we focused on reducing certain controllable costs and personnel in areas that were not directly contributing to our healthcare ratings business. For example, our employee base was reduced in 2001 from 51 employees as of December 31, 2000 to 41 employees as of December 31, 2001. For 2000 and 2001, general and administrative expenses included goodwill amortization expense of $817,000 and $839,000, respectively. FASB Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"), is effective beginning January 2002. One of the effects of the Statement is that we will no longer amortize goodwill beginning January 2002. See Note 3 to our Consolidated Financial Statements for further discussion of FAS 142.

Gain (loss) on settlement agreements, sale of assets, practice disputes and amendment and restatement of service agreements

During the year ended December 31, 2001, we incurred a gain on sale of assets, practice disputes and amendment and restatement of service agreements, of approximately $192,000. This gain was the result of the settlement of a lawsuit related to a note payable by us to a former vendor. Under the terms of the settlement, the note payable was canceled. The cancellation of the note as well as the reversal of accrued interest on the note was recorded as a gain.

Interest expense

We incurred interest expense of approximately $90,000 for the year ended December 31, 2001, compared to interest expense of approximately $512,000 for the year ended December 31, 2000. This decrease reflects the fact that we repaid the entire balance of our debt payable to a bank syndicate in March 2001. We currently have no outstanding debt.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUE:

Ratings and advisory revenue

Ratings and advisory revenue was $1.6 million for the year ended December 31, 2000, an increase of $1.2 million from the year ended December 31, 1999. This increase is primarily due to our entry into additional strategic quality initiative agreements with hospitals and other healthcare providers during 2000. Ratings and advisory revenue was approximately $408,000 for the year ended December 31, 1999. During 2000, approximately 60% of our ratings and advisory revenue was derived from our strategic quality initiative services. Approximately 31% of our ratings and advisory revenue was derived from licensing access to our database of healthcare information.

Physician practice services fees

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

General and administrative expenses

General and administrative expenses decreased to approximately $8.7 million for the year ended December 31, 2000, compared to $10.6 million for the year ended December 31, 1999. This decrease of approximately $1.9 million is primarily due to the reduction in employees during the latter part of 1999 as a result of the substantial reduction in our physician practice management operations.

Production, content and product development costs

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2001, we incurred a loss from operations of approximately $7.4 million and sustained negative cash flows from operations of approximately $3.6 million due primarily to the development and expansion of our healthcare ratings business. During the latter part of 1999 and continuing through 2000 and 2001, we transitioned our core business from physician practice management to healthcare ratings services. In connection with this transition, revenues from our physician practice management services were substantially reduced, and during 2001, we eliminated certain controllable costs and reduced personnel in areas that were not directly contributing to the healthcare ratings business. We continue to incur significant costs to develop and expand our healthcare ratings services by, among other things, adding staff to sell the Company's healthcare ratings services. Management intends to address these issues through the continued generation of increased revenues as we continue to expand our healthcare ratings services business. Management believes that its current operational plans will be sufficient to allow us to sustain our operations at least through December 31, 2002.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, we typically receive a non-refundable payment for the contract term upon execution of our strategic quality initiative agreements. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements. Our current operating plan includes growth in new sales from our strategic quality initiative and quality assessment and improvement agreements. For the reasons described above, failure to achieve our new sales plan would have a material negative impact on our financial position and cash flow.

On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002 ("JCWA Act"). One of the provisions of the JCWA Act extends the net operating loss carryback provisions of the Internal Revenue Code from two years to five years for losses incurred in 2001 and 2002. Prior to the passage of the JCWA Act we did not have the ability to utilize our 2001 tax loss to offset prior year income because we had no taxable income in 1999 or 1998. However, with the passage of the JCWA Act, we believe we have the ability to carryback our 2001 tax loss to 1997, a year in which we generated taxable income. Based upon our preliminary analysis, we believe we will receive a tax refund of approximately $1.0 million as a result of the JWCA Act. We anticipate we will receive the refund in the second or third quarter of 2002. As we finalize our analysis of the JCWA Act and applicable Internal Revenue Code sections, we will update this estimate if necessary.

During the first quarter of 2001, we repaid the remaining balance on our bank indebtedness of approximately $1.4 million.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

See pages 34-55 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

This information (other than the information relating to executive officers included in Part I) will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such amendment.

Item 11. Executive Compensation

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such amendment.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such amendment.

Item 13. Certain Relationships and Related Transactions

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such amendment.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements.

     The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page S-1 are filed as part of this Form 10-K.

     (a) 2. Financial Statement Schedules.

The following financial statement schedule is filed as part of this Form 10-K:

Schedule II - Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.

     (a) 3. Exhibits.

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

       EXHIBIT
       NUMBER                               DESCRIPTION

         3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation and Amended and Restated Certificate of Incorporation

         3.2               Amended and Restated Bylaws

         10.1 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

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

         23                Consent of Ernst & Young LLP.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTH GRADES, INC.

Date: April 1, 2002                             /s/ Kerry R. Hicks
                                                 -------------------------------
                                                 Kerry R. Hicks
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                                    TITLE                    DATE
                   ----                                    -----                    ----
        /s/ Kerry R. Hicks                      Chief Executive Officer             April 1, 2002
        ----------------------------            (Principal Executive Officer)
        Kerry R. Hicks


        /s/ G. Allen Dodge                      Senior Vice President -             April 1, 2002
        ----------------------------            Finance, Chief Financial
        G. Allen Dodge                          Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)


        /s/ Peter H. Cheesbrough                Director                            March 28, 2002
        ----------------------------
        Peter H. Cheesbrough


        /s/ Leslie S. Matthews, M.D.            Director                            March 28, 2002
        ----------------------------
        Leslie S. Matthews, M.D.


        /s/ Mats Wahlstrom                      Director                            March 30, 2002
        ----------------------------
        Mats Wahlstrom


        /s/ John Quattrone                      Director                            March 22, 2002
        ----------------------------
        John Quattrone

                          INDEX TO FINANCIAL STATEMENTS

           HEALTH GRADES, INC. AND SUBSIDIARIES:
               Report of Independent Auditors.......................       35
               Consolidated Balance Sheets..........................       36
               Consolidated Statements of Operations................       37
               Consolidated Statements of Stockholders' Equity .....       38
               Consolidated Statements of Cash Flows................       39
               Notes to Consolidated Financial Statements...........       41

                         Report of Independent Auditors

Board of Directors and Stockholders of Health Grades, Inc.

We have audited the accompanying consolidated balance sheets of Health Grades, Inc. and subsidiaries (collectively the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Grades, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/ ERNST & YOUNG LLP
                                       -----------------------------------------
                                       Ernst & Young LLP

Denver, Colorado
February 8, 2002

                      Health Grades, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                           DECEMBER 31
                                                                      2001            2000
                                                                  ------------    ------------
ASSETS
Cash and cash equivalents                                         $  2,295,557    $  4,797,868
Accounts receivable, net                                               778,370         827,694
Due from affiliated practices in litigation, net                            --       1,944,919
Prepaid expenses, inventories and other                                132,581         206,417
Current portion notes receivable                                        12,726         635,186
                                                                  ------------    ------------

Total current assets                                                 3,219,234       8,412,084

Property and equipment, net                                            334,178         860,953
Goodwill, net of accumulated amortization of
     $1,655,508 and $816,609 in 2001 and 2000, respectively          4,194,492       5,033,391
Other assets                                                                --          64,746
                                                                  ------------    ------------
Total assets                                                      $  7,747,904    $ 14,371,174
                                                                  ============    ============

                                                                          DECEMBER 31
                                                                      2001            2000
                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $    149,772    $     69,591
Accrued payroll, incentive compensation and related
   expenses                                                            472,067         599,463
Accrued expenses                                                       222,966         646,110
Notes payable                                                               --       1,559,213
Deferred income                                                      2,136,175       1,170,009
Income taxes payable                                                    76,930          75,000
                                                                  ------------    ------------

Total current liabilities                                            3,057,910       4,119,386
Deferred income                                                             --         188,021
                                                                  ------------    ------------

Total liabilities                                                    3,057,910       4,307,407

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding                     --              --
   Common stock, $0.001 par value, 50,000,000 shares
     authorized, and 42,165,733 and 28,817,400 shares
     issued in 2001 and 2000, respectively                              42,166          28,817
   Additional paid-in capital                                       89,549,538      87,381,917
   Accumulated deficit                                             (71,634,130)    (64,266,887)
   Treasury stock (7,559,057 shares in 2001 and 7,309,057
     shares in 2000)                                               (13,267,580)    (13,080,080)
                                                                  ------------    ------------

Total stockholders' equity                                           4,689,994      10,063,767
                                                                  ------------    ------------

Total liabilities and stockholders' equity (deficit)              $  7,747,904    $ 14,371,174
                                                                  ============    ============



See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                            Years ended December 31,

                                                      2001            2000            1999
                                                  ------------    ------------    ------------
Revenue:
  Ratings and advisory revenue                    $  3,025,302    $  1,578,979    $    407,577
  Physician practice service fees                      551,925       4,249,658      28,948,397
  Other                                                  4,490           9,051       2,229,774
                                                  ------------    ------------    ------------
                                                     3,581,717       5,837,688      31,585,748
                                                  ------------    ------------    ------------

Costs and expenses:
  Ratings and advisory costs and expenses:
    Production, content and
     product development                             1,064,308       2,085,402       1,217,917
    Sales and marketing                              1,331,146       1,572,505       1,853,191

Physician practice services costs and expenses:
  Clinic expenses                                           --              --      15,234,416
  Litigation and other costs                           606,562         812,084       5,309,168
General and administrative                           8,200,474       8,723,434      10,570,223
                                                  ------------    ------------    ------------

                                                    11,202,490      13,193,425      34,184,915
                                                  ------------    ------------    ------------
Loss from operations                                (7,620,773)     (7,355,737)     (2,599,167)
Other:
   Gain (loss) on settlement agreements, sale of
     assets, practice disputes, and amendment
     and restatement of service agreements             191,915        (699,010)      2,766,284
   Gain on sale of equity investment                        --              --         127,974
   Gain on sale of subsidiary                               --              --         221,258
   Interest income                                      90,409         511,657         312,447
   Interest expense                                    (28,794)       (471,553)     (2,489,427)
                                                  ------------    ------------    ------------

Loss before income taxes                            (7,367,243)     (8,014,643)     (1,660,631)
Income tax benefit                                          --         469,897       2,625,561
                                                  ------------    ------------    ------------

Net (loss) income                                 $ (7,367,243)   $ (7,544,746)   $    964,930
                                                  ============    ============    ============

Net (loss) income per common share (basic)        $      (0.30)   $      (0.39)   $       0.07
                                                  ============    ============    ============

Weighted average number of common shares
   used in computation (basic)                      24,399,699      19,535,841      14,202,748
                                                  ============    ============    ============

Net (loss) income per common
   share (diluted)                                $      (0.30)   $      (0.39)   $       0.07
                                                  ============    ============    ============

Weighted average number of common
   shares and common share equivalents
   used in computation (diluted)                    24,399,699      19,535,841      14,817,732
                                                  ============    ============    ============



See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                    Consolidated Statements of Stockholders'
                               Equity Years ended
                        December 31, 2001, 2000 and 1999


                                                  COMMON STOCK
                                                $0.001 PAR VALUE        ADDITIONAL
                                           --------------------------    PAID-IN     ACCUMULATED     TREASURY
                                              SHARES         AMOUNT      CAPITAL       DEFICIT         STOCK          TOTAL
                                           ------------  ------------  ------------  ------------   ------------   ------------
Balances at January 1, 1999                  18,618,873  $     18,619  $ 66,993,627  $(57,687,071)  $ (3,963,673)  $  5,361,502
Non-cash compensation expense
 related to employee stock options                   --            --       448,374            --             --        448,374
Exercise of employee stock options              119,813           120        67,275            --             --         67,395
4,182,634 shares acquired as
 treasury stock                                      --            --            --            --     (7,076,811)    (7,076,811)
Net income                                           --            --            --       964,930             --        964,930
                                           ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 1999                 18,738,686        18,739    67,509,276   (56,722,141)   (11,040,484)      (234,610)
                                           ------------  ------------  ------------  ------------   ------------   ------------
Non-cash compensation expense
 related to employee stock options                   --            --        55,718            --             --         55,718
Exercise of employee stock options              113,714           113        62,688            --             --         62,801
888,779 shares acquired as
 treasure stock                                      --            --            --            --     (2,039,596)    (2,039,596)
Equity financing, net                         7,565,000         7,565    14,348,635            --             --     14,356,200
Cancellation of officer notes                 1,600,000         1,600     3,198,400            --             --      3,200,000
Non-cash compensation expense
 related to officer note cancellation                --            --       347,200            --             --        347,200
Acquisition of minority interest                800,000           800     1,849,200            --             --      1,850,000
Retainer warrants - SmallCaps Online                 --            --        10,800            --             --         10,800
Net loss                                             --            --            --    (7,544,746)            --     (7,544,746)
                                           ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2000                 28,817,400        28,817    87,381,917   (64,266,887)   (13,080,080)    10,063,767
                                           ------------  ------------  ------------  ------------   ------------   ------------

Exercise of employee stock options               15,000            16         8,423            --             --          8,439
250,000 shares acquired as treasury stock            --            --            --            --       (187,500)      (187,500)
Retainer warrants - SmallCaps Online                 --            --        10,800            --             --         10,800
Non-cash financing fee                               --            --       161,731            --             --        161,731
Common stock issued                          13,333,333        13,333     1,986,667            --             --      2,000,000
Net loss                                             --            --            --    (7,367,243)            --     (7,367,243)
                                           ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2001                 42,165,733  $     42,166  $ 89,549,538  $(71,634,130)  $(13,267,580)  $  4,689,994
                                           ============  ============  ============  ============   ============   ============



See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                            Years ended December 31,

                                                              2001            2000            1999
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES
Net (loss) income                                         $ (7,367,243)   $ (7,544,746)   $    964,930
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Non-cash compensation expense related to
       employee stock options                                       --          55,718         448,374
     Retainer warrants                                          10,800          10,800              --
     Depreciation expense                                      526,111         707,408       1,757,700
     Amortization expense                                      838,899         816,609       1,567,352
    Bad debt expense                                            59,014         324,607          33,570
    Gain on sale of equity investment                               --              --        (127,973)
    Gain on sale of subsidiary                                      --              --        (221,258)
    Non-cash compensation expense related to officer
      note cancellation                                             --         347,200              --
    Non-cash financing fee                                     161,731              --              --
    (Gain) loss on settlement agreements and disposal
      of assets                                               (191,915)        699,748         181,251
    Gain on sale of assets, practice disputes,
      and amendment and restatement of
      service agreements                                            --              --      (2,766,284)
    Impact of termination agreement                                 --              --      (1,073,777)
    Equity in loss of investee                                      --              --          23,852
     Deferred income tax benefit                                    --              --      (1,083,178)
     Changes in operating assets and liabilities, net
       of the effects of the non-cash acquisitions of
       net assets of affiliated physician practices and
       Provider Partnerships, Inc., sale of assets
       and execution of new service agreements
       and practice disputes:
         Accounts receivable, net                               (9,690)      1,785,701        (259,264)
         Due from affiliated practices in litigation         1,944,919        (243,261)     (1,360,023)
         Prepaid expenses and other assets                      73,836         (16,019)        600,456
         Prepaid and recoverable income taxes                    1,930       1,913,589       2,419,513
         Accounts payable and accrued expenses                (325,084)     (1,105,507)        962,440
         Accrued payroll, incentive compensation
           and related expenses                               (127,396)        320,989      (1,270,994)
         Deferred income                                       778,145        (433,369)      1,791,399
         Due to affiliated physician practices, net                 --              --      (3,326,014)
                                                          ------------    ------------    ------------
Net cash used in operating activities                       (3,625,943)     (2,360,533)       (737,928)

INVESTING ACTIVITIES
Purchases of property and equipment                            (14,746)       (418,642)     (1,140,438)
Proceeds from sale of medical equipment                             --         125,000       1,001,856
Increase in other assets                                        64,746           4,352              --
Proceeds from sale of majority interest in a subsidiary
  and equity investments, net of cash                               --              --       3,208,397
Increases in  goodwill and intangible assets                        --              --      (4,000,000)
Repayments from affiliates                                          --              --         131,233
Advances to investee                                                --              --        (991,386)
                                                          ------------    ------------    ------------
Net cash provided by (used in) investing activities             50,001        (289,290)     (1,790,338)

                                                              2001           2000           1999
                                                          ------------   ------------   ------------
FINANCING ACTIVITIES
Proceeds from sale of assets, practice disputes
   and amendment and restatement of service agreements    $         --   $         --   $ 39,416,313
Cash restricted for repayment of note payable                       --             --     (1,178,848)
Proceeds from officer notes                                         --             --      3,550,000
Net proceeds from equity financing                           2,000,000     14,356,200             --
Issuance of notes receivable                                        --        (35,000)            --
Principal repayments on note payable                        (1,369,767)   (10,406,673)   (41,030,000)
Principal repayments on officer notes                               --       (350,000)            --
Principal repayments on capital lease obligations                   --             --        (48,805)
Purchases of treasury stock                                   (187,500)            --             --
Exercise of employee stock options                               8,439         62,801         67,395
Principal payments from loans to physician
   stockholders                                                     --             --        124,756
Repayments of notes receivable                                 622,459      3,503,596        556,569
Loans to physician stockholders                                     --             --        (30,548)
                                                          ------------   ------------   ------------

Net cash provided by financing activities                    1,073,631      7,130,924      1,426,832
                                                          ------------   ------------   ------------

Net increase (decrease) in cash and
   cash equivalents                                         (2,502,311)     4,481,101     (1,101,434)
Cash and cash equivalents at beginning of period             4,797,868        316,767      1,418,201
                                                          ------------   ------------   ------------

Cash and cash equivalents at end of period                $  2,295,557   $  4,797,868   $    316,767
                                                          ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                             $     38,467   $    559,700   $  2,393,289
                                                          ============   ============   ============

Income taxes received                                     $     (1,930)  $ (2,383,485)  $ (3,961,898)
                                                          ============   ============   ============

Gain on sale of assets, practice disputes and amendment
  and restatement of service agreements:
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

Sale of subsidiary:
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

                      Health Grades, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2001

1. DESCRIPTION OF BUSINESS

Health Grades, Inc. ("the Company") is a healthcare ratings and consulting company. The Company grades, or provides consumers with the means to assess and compare the quality or qualifications of, various types of healthcare providers.

The Company offers services to hospitals that are either attempting to build a brand name reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, the Company offers the opportunity to license its ratings and trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, the Company offers quality improvement services.

The Company provides basic and expanded profile information for a variety of providers and facilities. This information is made available to consumers, employers and health plans to assist them in selecting healthcare providers. The basic profile information is available free of charge on the Company's website, www.healthgrades.com. For certain providers, the Company offers healthcare quality reports. These reports provide more detailed information than what is available free of charge on the healthgrades.com website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional.

The Company provides online integrated healthcare quality solutions for employers, health plans and other organizations that are looking to license access to the Company's database of healthcare providers. In addition, the Company collaborated with The Leapfrog Group, a consortium of more than 90 Fortune 500 companies and other large private and public healthcare purchasers, to analyze and report the findings of Leapfrog's hospital patient safety survey. The Leapfrog Group began a national effort in November 2000 to reward hospitals for advances in patient safety and to educate employees, retirees, and families about the importance of hospitals' efforts in this area. The Leapfrog Group's survey assesses the extent to which urban, acute care hospitals in select regions of the U.S. currently meet or are striving to implement three proven patient safety practices. For Leapfrog enrollees, the Company developed a Leapfrog Enrollee Assistance Program (LEAP). HealthGrades' LEAP provides employers, health plans, and other members of The Leapfrog Group with an online and text solution, including access to essential hospital-quality information.

In addition to the services noted above, which constitute the Company's ratings and advisory business, the Company also provides limited physician practice management services to musculoskeletal practices under management services agreements that have terms expiring through September 2002.

During 1996, 1997 and 1998, the Company acquired substantially all of the assets and certain liabilities of physician practices ("the Affiliated Practices") through a combination of asset purchases and mergers. Concurrent with its acquisitions, the Company simultaneously entered into long-term service agreements with the Affiliated Practices. Under the terms of the service agreements, the Company, among other things, provided facilities and management, administrative and development services, including assistance in the negotiation of contracts between the Affiliated Practices and third party payors, in return for service fees. Such fees were payable monthly and consisted of the following:
(i) service fees based on a percentage ranging from 20%-50% of the adjusted pre-tax income of the Affiliated Practices (generally defined as revenue of the Affiliated Practices related to professional services less amounts equal to certain clinic expenses, but not including physician owner compensation or most benefits to physician owners) plus (ii) reimbursement of certain clinic expenses.

In 1998 and 1999, the Company restructured its arrangements with most of the Affiliated Practices. Under the restructured arrangements, the Company transferred, with respect to each practice, all of the accounts receivable relating to the practice; tangible and intangible assets purchased or acquired by the Company in respect of the practice, other than those disposed of in the ordinary course of business since the date the Company affiliated with the practice; all prepaid expenses relating to the practice; all inventory relating to the practice; and all other assets relating to the practice. The amount received, in cash and Company common stock, by the Company from each practice and its physician owners for the assets sold to the practice generally equaled the sum of (1) the book value of the accounts receivable relating to the practice on the effective date of closing; (2) the book value of all fixed assets and other capital assets relating to the practice on the effective date of closing; (3) the book value of all prepaid expenses relating to the practice on the effective date of closing; (4) the book value of all notes and other receivables the physician owners of the practice owed to the

Company on the effective date of closing; and (5) the cash balance of the practice's deposit account on the effective date of closing, reduced by the book value of the liabilities and obligations relating to the practice on the effective date of closing.

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

During 2000 and 2001, the Company also entered into settlement agreements with several Affiliated Practices, which terminated the service agreements with the respective Affiliated Practices. As of December 31, 2001, the Company has three management services arrangements remaining which expires in September 2002.

2. BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2001, the Company incurred a loss from operations of approximately $7.4 million and sustained negative cash flows from operations of approximately $3.6 million due primarily to the development and expansion of its healthcare ratings business and litigation costs associated with the Company's physician practice management operations. As described more fully in Note 1, during the latter part of 1999 and continuing through 2000 and 2001, the Company transitioned its core business from physician practice management to healthcare ratings services. In connection with this transition, revenues from the Company's physician practice management services were substantially reduced and during 2001 the Company eliminated certain controllable costs and reduced personnel in areas that were not directly contributing to the healthcare ratings business. The Company continues to incur significant costs to develop and expand its healthcare ratings services by, among other things, adding staff to sell the Company's healthcare ratings services. Management intends to address these issues through the continued generation of increased revenues as the Company continues to expand its healthcare ratings services business. Management believes that its current operational plans will be sufficient to allow the Company to sustain its operations at least through December 31, 2002.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. These estimates are based on management's current knowledge of events and actions they may undertake in the future, and actual results could differ from those estimates.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Ratings and advisory revenue

The Company currently derives ratings and advisory revenue principally from annual fees paid by hospitals that participate in its Strategic Quality Initiative (SQI) program. The SQI program provides business development tools to hospitals that are highly rated on the Company's website. Under the SQI program, the Company licenses the Health Grades name and its "report card" ratings to hospitals. The license may be in a single area (for example, Cardiac) or multiple areas (for example, Cardiac, Neuroscience and Orthopaedics.) The Company also assists hospitals in promoting their ratings and measuring the success of their efforts utilizing the Company's team of in-house healthcare consultants. Another key feature of this program is a detailed comparison of the data underlying a hospital's rating to local and national benchmarks.

The Company recognizes revenue related to these arrangements in a straight-line manner over the term of the agreement (typically one year). The Company follows this method, because the primary deliverable under the agreement is the license to utilize its rating over the contract term. In addition, consulting services are performed as requested by the client as needed over the term of the agreement. As the Company typically receives payment for the entire contract term upon execution of the agreement, the Company records the cash payment as deferred revenue, which is then amortized to revenue over the contract term.

Currently, the Emerging Issues Task Force (EITF) is working to reach a final consensus regarding EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. The Company continues to monitor the status of the EITF and, based on the tentative conclusions reached by the EITF, does not believe the final consensus will have an impact on how the Company currently accounts for its SQI agreements.

Physician practice service fees

Physician practice service fees include services fees and other revenue derived from the Company's physician practice management business.

PRODUCTION, CONTENT AND PRODUCT DEVELOPMENT COSTS

Beginning in 1999, the Company began incurring production, content and product development costs related to the development and support of its websites. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred.

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between completion of a working model and the launch of its websites were not significant.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments as reported in the accompanying balance sheets approximate their fair value primarily due to the short-term and/or variable-rate nature of such financial instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets. Amortization of leasehold improvements are computed using the straight-line method over the shorter of the lease term or the estimated useful lives of the underlying assets. The estimated useful lives used are as follows:

                  Computer equipment and software   3-5 years
                  Furniture and fixtures            5-7 years
                  Leasehold improvements            5 years

GOODWILL

Goodwill, which is stated at cost, was acquired in connection with two transactions. During 1999, the Company purchased a number of shares of its majority-owned subsidiary, HG.com, Inc., which increased the Company's ownership in HG.com, Inc. to 90%, resulted in $4 million in goodwill being recorded. In connection with a merger transaction that took place during February 2000, the Company recorded goodwill in the amount of $1,850,000 based on the fair value of its common stock issued as of the transaction date. Goodwill is being amortized over an estimated useful life of seven years. (See Note 7 for further discussion of these transactions.)

Pursuant to the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company evaluates goodwill for impairment whenever indicators of impairment exist. Due to the substantial operating losses in 2001, the Company performed an analysis of future undiscounted cash flows to determine if an impairment of goodwill existed as of December 31, 2001. As total estimated future undiscounted cash flows were in excess of the net $4.2 million in recorded goodwill the Company determined that no impairment was present. The Company estimated total future undiscounted cash flows based upon current estimates of future operating results over the remaining useful life assigned to goodwill. Total future operating cash flows were examined as the goodwill relates to the formation of the Company's current ratings business, which is where management anticipates substantially all of the future operating cash flow for the Company.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $839,000 ($0.03 per share) per year. The Company is currently in the process of performing the first of the required impairment tests of goodwill and will determine what the effect of these tests will be on the earnings and financial position of the Company prior to the end of the second quarter of 2002.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). In 1995, Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), was issued, whereby companies may elect to account for stock-based compensation using a fair value based method or continue measuring compensation expense using the intrinsic value method prescribed in APB No. 25. SFAS No. 123 requires that companies electing to continue to use the intrinsic value method make pro forma disclosure of net income and net income per share as if the fair value based method of accounting had been applied. See Note 11 for the pro forma disclosures required by SFAS No. 123.

4. ACCOUNTS RECEIVABLE AND MANAGEMENT FEE REVENUE

Accounts receivable consisted of the following:

                                                     DECEMBER 31
                                                   2001       2000
                                                 --------   --------
Trade accounts receivable                        $835,789   $634,197
Less allowance for doubtful accounts               57,419     80,183
                                                 --------   --------
                                                  778,370    554,014

Management fees, including reimbursement of
  clinic expenses (net of an allowance of $--
  and $231,895 in 2001 and 2000, respectively)         --    273,680
                                                 --------   --------
                                                 $778,370   $827,694
                                                 ========   ========

     For the years ending December 31, 2001 and 2000, the Company derived a substantial amount of its revenue from its ratings and advisory services. Furthermore, the Company's strategic quality initiative services accounted for 74% and 60% of total ratings and advisory revenue for the years ending December 31, 2001 and 2000, respectively. Approximately 17% and 31% of the Company's ratings and advisory revenue was derived from licensing access to its database of healthcare information for the years ending December 31, 2001 and 2000, respectively.

Management fee revenue, exclusive of reimbursed clinic expenses, was approximately $.6 million, $4.2 million and $11.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Due from Affiliated Practices in litigation represented amounts due from Affiliated Practices with which the Company was involved in disputes. All legal proceedings involving the Company's Affiliated Practices have been settled. Gross accounts receivable for these practices were $1,944,919 as of December 31, 2000. Gross accounts receivable include patient accounts receivable purchased from the related Affiliated Practice, management fees and reimbursement of clinic expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    DECEMBER 31
                                                2001            2000
                                            ------------    ------------
Furniture and fixtures                      $    907,340    $    963,325
Computer equipment and software                1,737,939       1,745,836
Leasehold improvements and other                  10,784          10,784
                                            ------------    ------------
                                               2,656,063       2,719,945
Accumulated depreciation and amortization     (2,321,885)     (1,858,992)
                                            ------------    ------------

Net property and equipment                  $    334,178    $    860,953
                                            ============    ============

6. NOTES PAYABLE

Effective September 1999, the Company entered into an amendment to its credit facility, which converted the credit facility to a term loan. The term loan provided for monthly principal and interest payments through November 2000, with interest payable at a floating rate based on the bank syndicate's prime lending rate plus .75%. The term loan did not contain any financial covenants other than timely principal and interest payments. The term loan was secured by substantially all of the assets of the Company.

Effective March 2000, the Company entered into an amendment to its term loan. The amendment extended the final payment on the loan to November 2001. The revised term loan provided for monthly principal and interest payments through November 2001, with interest payable at a floating rate based on the bank syndicate's prime lending rate plus .75%. The monthly principal payments under the term loan were $50,000 per month beginning April 2000, with the final payment for any remaining balance on the loan due November 2001. The Company issued 165,000 shares of Company common stock to the bank syndicate in connection with the amendment as a financing fee.

During the first quarter of 2001, the Company repaid the remaining note payable balance of approximately $1.4 million.

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

Effective February 3, 2000, the Company merged its majority-owned subsidiary, HG.com, Inc. into a wholly-owned subsidiary, HealthCare Ratings, Inc. (the "Merger Transaction"). In order to effectuate the Merger Transaction, the Company gave the remaining minority shareholders of HG.com 800,000 shares of the Company's common stock. In connection with the Merger Transaction, the Company recorded goodwill in the amount of $1,850,000 based on the fair value of the Company's common stock issued as of the transaction date.

8. EQUITY FINANCING

On March 17, 2000, the Company closed on an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors paid $14.8 million to the Company in return for 7,400,000 shares of Company common stock and five-year warrants to purchase 2,590,000 shares of Company common stock at an exercise price of $4.00 per share. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, were approximately $14.4 million. In connection with the Equity Financing, the Company also issued an aggregate of 165,000 shares to its bank syndicate as a financing fee. The Company also issued a five year warrant to purchase 150,000 shares of Company common stock to a company that served as a financial advisor to the Company in connection with the Equity Financing, at an exercise price of $3.45 per share. In connection with the Equity Financing, the Officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of Company common stock and five-year warrants to purchase 560,000 shares of Company common stock at $4.00 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, the Company recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the Officers. This expense is included in general and administrative expenses in the Company's Consolidated Statement of Operations for the year ended December 31, 2000.

Effective April 16, 2001, the Company reached an agreement with Chancellor V., L.P. ("Chancellor V") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment (the "Commitment") to provide the Company with up to $2.0 million of equity financing. Chancellor V and Essex were the two principal investors in the Equity Financing described above. In consideration for the commitment, the Company issued Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price per share of $0.26, which was the closing market price per share of the Company's common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants expire on April 16, 2007. In addition, the Company repriced warrants to purchase 100,000 shares of the Company's common stock that were issued to Chancellor V and Essex in March 2000 to the same $0.26 per share exercise price.

Under the terms of the agreement with Chancellor V and Essex, the Company was granted the option until December 31, 2001, to sell its common stock to Chancellor V and Essex at an aggregate purchase price of up to $2.0 million. Effective October 9, 2001, the Company exercised its option to receive the entire $2.0 million. Under the terms of the Commitment, in exchange for the $2.0 million, the Company issued an aggregate of 13,333,333 shares of Company common stock to Chancellor and Essex. In addition, the Company issued six-year warrants to purchase 350,000 shares of Company common stock at an exercise price per share of $0.15.

Under the terms of the Commitment, the price per share for the purchase of Company common stock was equal to the lesser of $0.26 and the closing market price per share of its common stock on the date that the Company provided notice to Chancellor V and Essex that the Company intended to exercise the option, but in no event less than $0.15 per share. As the closing market price per share of the Company's common stock was less than $0.15 per share on the date the Company provided notice to Chancellor V and Essex, the common stock was issued to Chancellor V and Essex at $0.15 per share.

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

Segment information for PPS represents the operating results for Health Grades, Inc. The RAR segment includes the operating results for Healthcare Ratings, Inc.
(HRI), the Company's only subsidiary with significant operations. HRI contains the revenue from the Company's ratings and advisory business. Expenses of HRI include direct salaries and wages of HRI expenses, disbursements made directly from HRI and depreciation recorded on HRI assets. In addition, the Company's goodwill amortization is included in the RAR segment information. All corporate employees and operating expenses are included in the PPS segment. The Company has not performed any expense allocation other than certain telephone and utilities expense.

Due to the changes in the Company's business direction over the last few years, the Company is currently evaluating the need for segment disclosures. During 2002, the Company anticipates that substantially all of its revenue and operating expenses will be derived from its ratings and advisory business.

                                                AS OF AND FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                            2001            2000            1999
                                        ------------    ------------    ------------
PPS
Revenue from external customers         $    551,925    $  4,249,658    $ 28,948,397
Interest income                               33,588         148,464         220,621
Interest expense                              28,794         471,553       2,489,427
Depreciation and amortization expense        292,566         493,811       3,142,428
Segment net (loss) income
before income taxes                       (4,419,192)     (3,710,587)      5,029,937
Segment assets                            20,680,689      25,831,100      26,796,899
Segment asset expenditures                    11,042         210,680         794,258

RAR
Revenue from external customers         $  3,025,302    $  1,578,979    $    407,577
Interest income                               56,821         363,193              --
Depreciation and amortization expense      1,072,443       1,030,206         182,624

Segment net loss before income taxes      (2,948,051)     (4,304,056)     (5,558,935)
Segment assets                             5,283,971       6,068,902       4,634,979
Segment asset expenditures                     3,704         207,962         346,180

OTHER
Revenue from external customers                   --              --    $    132,831
Interest income                                   --              --          91,826
Equity in net loss of investee                    --              --         (23,852)
Segment net loss before income taxes              --              --      (1,023,633)
Segment assets                                    --              --              --
Segment asset expenditures                        --              --              --

                                                  AS OF AND FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                              2001            2000            1999
                                          ------------    ------------    ------------
REVENUE
Total for reportable segments                3,577,277       5,828,637      29,488,805
Other revenue                                    4,490           9,051       2,096,943
                                          ------------    ------------    ------------
Total consolidated revenue                $  3,581,717    $  5,837,688    $ 31,585,748
                                          ============    ============    ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                     $ (7,367,243)   $ (8,014,643)   $ (1,552,631)
Adjustment                                          --              --        (108,000)
                                          ------------    ------------    ------------
Loss before income taxes                  $ (7,367,243)   $ (8,014,643)   $ (1,660,631)
                                          ============    ============    ============

ASSETS
Total assets for reportable segments      $ 25,964,660    $ 31,900,002    $ 31,431,878
Elimination of advances to subsidiaries    (10,421,736)     (9,733,808)     (5,095,805)
Elimination of investment in
  subsidiaries                              (7,795,020)     (7,795,020)     (5,943,205)
                                          ------------    ------------    ------------
Consolidated total assets                 $  7,747,904    $ 14,371,174    $ 20,392,868
                                          ============    ============    ============

     For each of the years presented, the Company's primary operations and assets were within the United States.

10. COMMON STOCK AND WARRANTS

The Company records treasury stock at cost, with regard to monetary transactions. With regard to non-monetary transactions, the common stock transferred to the Company is recorded at estimated fair value.

As of December 31, 2001, the Company had the following common shares reserved for future issuance:

Awards under the 1996 Equity Compensation Plan                   4,810,778
Awards under the 1996 Incentive and Non-Qualified Stock
  Option Plan                                                        3,500
                                                                 ---------
Total shares reserved for future issuance                        4,814,278
                                                                 =========

In June 2000, the Company issued to SmallCaps Online Group, LLC five-year warrants to purchase 20,000 shares of Health Grades common stock at $2.00 per share, in consideration for certain financial advisory services to be rendered to the Company.

In connection with a severance agreement with a former Company executive, effective March 29, 2001, the former executive surrendered 250,000 shares of Company common stock. The cost of these shares is included as treasury shares purchased in the Company's Consolidated Statements of Stockholders' Equity for the year ended December 31, 2001.

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

The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant, and the options granted thereunder had a term of ten years. Options, which were generally contingent on continued employment with the Company, could be exercised only in accordance with a vesting schedule established by the Company's Board of Directors. Of the 553,500 shares underlying options granted during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 shares underlying the options remain outstanding and exercisable at December 31, 2001. The other 550,000 shares underlying options were forfeited or exercised during 1997.

On October 15, 1996, the Company's Board of Directors approved the 1996 Equity Compensation Plan (the "Equity Plan"), which initially provided for the grant of options to purchase up to 2,000,000 shares of the Company's common stock. The total number of shares authorized for issuance under the Equity Plan increased to 6,000,000 in 1998, 7,000,000 in 2000 and 8,000,000 in 2001. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of the Company and any subsidiaries, members of the Board of Directors and certain advisors are eligible to participate in this plan, which will terminate no later than October 14, 2006. The granting and vesting of options under the Equity Plan are authorized by the Company's Board of Directors or a committee of the Board of Directors.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 2001, 2000 and 1999 were estimated at the date of grant using an option pricing model with the following weighted-average assumptions: risk-free interest rate over the life of the option of 3.6% to 6.0%; no dividend yield; and expected two to eight year lives of the options. The estimated fair value for these options was calculated using the minimum value method in 1996 and may not be indicative of the future impact since this model does not take into consideration volatility and the commencement of public trading in the Company's common stock on February 7, 1997. The Black-Scholes model was utilized to calculate the value of the options issued during 2001, 2000, and 1999. The volatility factors utilized in 2001, 2000, and 1999 were 1.60, 1.46 and 1.55, respectively.

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

The Company's pro forma information for the years ended December 31 is as follows:

                                    2001             2000             1999
                                -------------    -------------    -------------
Pro forma net loss              $  (8,074,334)   $  (8,384,271)   $    (404,224)
Pro forma net loss per common
   share (basic)                        (0.33)           (0.43)           (0.03)
Pro forma net loss per common
   share (diluted)                      (0.33)           (0.43)           (0.03)

A summary of the Company's stock option activity and related information for the years ended December 31 is as follows:

                                              2001                      2000                       1999
                                    ------------------------   ------------------------   ------------------------
                                                   WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                   AVERAGE                    AVERAGE                    AVERAGE
                                                   EXERCISE                   EXERCISE                   EXERCISE
                                     OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                    ----------    ----------   ----------    ----------   ----------    ----------
Outstanding at Beginning of Year     6,537,083    $     4.31    5,536,312    $     6.10    5,277,665    $     8.41
   Granted
     Exercise price equal to
       fair value of common stock      775,333          0.39    2,682,489          1.35    2,345,692          0.91
   Exercised                           (15,000)         0.70     (113,714)         0.55     (119,813)         0.56
   Forfeited                        (2,483,138)         4.32   (1,568,004)         5.86   (1,967,232)         6.43
                                    ----------    ----------   ----------    ----------   ----------    ----------

Outstanding at end of year           4,814,278          3.68    6,537,083          4.31    5,536,312          6.10
                                    ==========                 ==========                 ==========

Exercisable at end of year           3,365,928          4.50    3,382,639          5.13    3,130,383          4.52
                                    ==========                 ==========                 ==========


                                               2001       2000       1999
                                             --------   --------   --------
Weighted-Average Fair Value of Options:
     Exercise price equal to fair value of
       common stock                          $   0.33   $   1.09   $    .72

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2001 are as follows:

                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
-------------------------------------------------------   ----------------------
                                 WEIGHTED
                                  AVERAGE     WEIGHTED-                 WEIGHTED
                                 REMAINING     AVERAGE                   AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL   EXERCISE      NUMBER      EXERCISE
EXERCISE PRICES   OUTSTANDING      LIFE         PRICE     EXERCISABLE    PRICE
---------------   -----------   -----------   ---------   -----------   --------
    $0.17-$0.49       381,500          9.51   $    0.20            --       $N/A
      0.50-0.99     2,295,858          7.82        0.61     1,724,797       0.58
      1.00-1.99       415,577          8.47        1.52       236,427       1.52
      2.00-4.99       174,168          8.05        3.18        90,838       3.50
      6.00-6.99       319,109          6.37        6.71        91,400       6.62
           8.00       195,000          4.92        8.00       195,000       8.00
      9.00-9.99       541,144          6.31        9.85       535,544       9.85
    10.00-12.99       466,922          5.85       12.23       466,922      12.23
    13.00-13.25        25,000          5.87       13.25        25,000      13.25
---------------   -----------   -----------   ---------   -----------   --------
    $0.17-13.25     4,814,278          7.44   $    3.68     3,365,928   $   4.50
                  ===========                             ===========

12. LEASES

The Company is obligated under operating leases for its offices. Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

                2002          $ 233,000
                2003             29,125
                2004                 --
                2005                 --
                2006                 --
                              ---------
              Totals          $ 262,125
                              =========

Rent expense for the years ended December 31, 2001, 2000 and 1999 under all operating leases was approximately $272,000, $240,000 and $2,100,000, respectively. Approximately $1,900,000 of such amounts was charged directly to the Affiliated Practices as clinic expenses for the year ended December 31, 1999.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                          2001            2000
                                      ------------    ------------
Deferred tax assets:
  Property and equipment, net         $    191,295    $    154,714
  Web development costs                     87,868         121,157
  Accrued liabilities                       29,679          90,890
  Deferred start-up expenditures            26,236         194,362
  Allowance for doubtful accounts           23,541         247,934
  Net operating loss carryforwards       7,888,410       4,941,059
                                      ------------    ------------
                                         8,247,029       5,750,116
Valuation allowance for deferred
  tax assets                            (8,195,339)     (5,645,584)
                                      ------------    ------------

Gross deferred tax asset                    51,690         104,532
                                      ------------    ------------

Deferred tax liabilities:
  Prepaid expenses                          51,690          71,363
  Deferred gain on installment sale             --          33,169
                                      ------------    ------------

Gross deferred tax liability                51,690         104,532
                                      ------------    ------------

Net deferred tax liability            $         --    $         --
                                      ============    ============

The Company has established a $8,195,339 valuation allowance as of December 31, 2001. The valuation allowance results from uncertainty regarding the Company's ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. During 2001, the valuation allowance was increased by $2,549,755 principally due to the Company's 2001 operating loss.

The income tax (benefit) expense for the years ended December 31, 2001, 2000, and 1999 is summarized as follows:

                2001           2000            1999
            ------------   ------------    ------------
Current:
  Federal   $         --   $   (472,897)   $ (1,662,165)
  State               --          3,000         119,782
            ------------   ------------    ------------
                      --       (469,897)     (1,542,383)
            ------------   ------------    ------------
Deferred:
  Federal             --             --        (839,331)
  State               --             --        (243,847)
            ------------   ------------    ------------
                      --             --      (1,083,178)
            ------------   ------------    ------------
Total       $         --   $   (469,897)   $ (2,625,561)
            ============   ============    ============

The income tax (benefit) expense differs from amounts currently payable because certain revenues and expenses are reported in the statement of operations in periods that differ from those in which they are subject to taxation. The principal differences relate to different methods of calculating depreciation for financial statement and income tax purposes, business acquisition and start-up expenditures that are capitalized for income tax purposes and expensed for financial statement purposes and currently non-deductible book accruals and reserves.

A reconciliation between the statutory federal income tax rate of 34% and the Company's 0.0%, (5.9%) and (158.1%) effective tax rates for the years ended December 31, 2001, 2000, and 1999, respectively, is as follows:

                                              2001       2000       1999
                                             ------     ------     ------
Federal statutory income tax rate             (34.0)%    (34.0)%    (34.0)%
State income taxes, net of federal benefit     (5.1)      (5.6)      (4.9)
Non-deductible goodwill amortization,
 business acquisition and other costs           5.3        3.7        5.3
Miscellaneous                                  (0.8)      (2.9)       3.4
Deferred tax asset valuation allowance         34.6       32.9     (127.9)
                                             ------     ------     ------

Effective income tax rate                       0.0%      (5.9)%   (158.1)%
                                             ======     ======     ======

The Company has approximately $19,000,000 in net operating loss carryforwards, which expire during 2019 through 2021. Certain changes in stock ownership can result in a substantial limitation on the amount of the net operating loss carryforwards that can be utilized following an ownership change. The Company has determined it has undergone such an ownership change during 2001. Consequently, future utilization of the net operating loss carryforwards will be subject to these limitations. Additionally, approximately $4,500,000 of the net operating loss carryforwards relate to the Company's wholly-owned subsidiary, Healthcare Ratings, Inc., and are subject to Separate Return Limitation Year ("SRLY") limitations. The SRLY limitations permit an offset to consolidated taxable income only to the extent of taxable income attributable to the member with the SRLY loss.

14. LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

15. COMMITMENTS AND CONTINGENCIES

The Company has entered into employment agreements that provide key executives and employees with minimum base pay, annual incentive awards and other fringe benefits. The Company expenses all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, and change in ownership of the Company, etc., the Company may be partially or wholly relieved of its financial obligations to such individuals. However, under certain circumstances, a change in control of the Company may provide significant and immediate enhanced compensation to the employees possessing employment contracts. At December 31, 2001, the Company was contractually obligated to pay base pay compensation to certain officers of $419,506 through December 31, 2002.

16. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999.

                                                      2001             2000             1999
                                                  -------------    -------------    -------------
Numerator for both basic and diluted earnings
  per share:
  Net income (loss)                               $  (7,367,243)   $  (7,544,746)   $     964,930
                                                  =============    =============    =============
Denominator:
  Denominator for basic net income (loss) per
     common share--weighted average shares           24,399,699       19,535,841       14,202,748
  Effect of dilutive securities:
     Employee stock options                                  --               --          614,984
                                                  -------------    -------------    -------------
  Denominator for diluted net income (loss) per
     common share--adjusted weighted average
     shares and assumed conversion                   24,399,699       19,535,841       14,817,732
                                                  =============    =============    =============

Net (loss) income per common share (basic)        $       (0.30)   $       (0.39)   $        0.07
                                                  =============    =============    =============
Net (loss) income per common share (diluted)      $       (0.30)   $       (0.39)   $        0.07
                                                  =============    =============    =============

For additional disclosures regarding employee stock options, and warrants, see Notes 7 and 11.

Options to purchase 4,814,278 and 6,537,083 shares of common stock were outstanding during 2001 and 2000, but were not included in the computation of diluted earnings per common share for the respective years because the effect would be antidilutive based on the Company's net loss for the year.

Options to purchase 3,608,804 shares of common stock were outstanding during 1999, but were not included in the computation of diluted earnings per share for the years then ended because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

17. EMPLOYEE BENEFIT PLAN

Effective May 1, 1997, the Company adopted a defined contribution employee benefit plan covering substantially all employees of the Company, most affiliated physicians and other employees of the affiliated practices. Participants must have attained age 21 and completed one year of service with either the Company or one of the Affiliated Practices in order to participate in the plan. The plan was designed to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan included a matching contribution equal to up to 4% of eligible employee salaries and a discretionary defined contribution. There was no discretionary contribution made for the year ended December 31, 1999.

Effective January 1, 1999, the matching contribution component of the employee benefit plan was eliminated and replaced with a Qualified Non-Elective Contribution equal to 3% of annual compensation. The employer contribution was applicable to all eligible participants, regardless of whether or not the participant contributed to the employee benefit plan. Additionally, effective April 1, 1999, the age and service requirements of the employee benefit plan were eliminated. On September 13, 2000, the Board of Directors of the Company approved the termination of the Company's employee benefit plan.

Effective January 2001, the Company established a new retirement savings plan. The new plan is a defined contribution plan covering substantially all employees of the Company. The new plan includes a Qualified Non-Elective Contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the plan.

Expense under the Company's benefit plans, including the discretionary matching contributions, aggregated approximately $122,000, $108,000 and $612,000 for 2001, 2000 and 1999, respectively, of which approximately $0, $0 and $540,000 were charged directly to the Affiliated Practices as clinic expenses.

18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000.



2001                                  MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                    ------------    ------------    ------------    ------------
Revenue:
   Ratings and advisory
     revenue                        $    558,862    $    661,310    $    874,617    $    930,513
   Physician practice
     service fees                        136,016         136,015         136,016         143,878
   Other                                   2,709             877            (300)          1,204
                                    ------------    ------------    ------------    ------------
                                         697,587         798,202       1,010,333       1,075,595
Costs and expenses:
   Ratings and advisory
     costs and expenses:
     Production, content and
       product development               291,435         255,090         259,635         258,148
     Sales and marketing                 371,652         281,876         316,182         361,436
     Physician practice
       services costs and
       expenses:
     Litigation and other costs           45,087         324,137         237,338              --
     General and administrative        2,296,250       2,497,436       2,010,924       1,395,864
                                    ------------    ------------    ------------    ------------

         Total costs and expenses      3,004,424       3,358,539       2,824,079       2,015,448
 (Loss) income from operations        (2,306,837)     (2,560,337)     (1,813,746)       (939,853)
 Other:
    (Loss) gain on settlement
      agreements, sale of assets,
      practice disputes and
      amendment and restatement
      of service agreements                  325              --             (29)        191,619
    Interest income                       54,566          23,642           6,756           5,445
    Interest expense                     (28,563)           (231)             --              --
                                    ------------    ------------    ------------    ------------

(Loss) income before income
      taxes                           (2,280,509)     (2,536,926)     (1,807,019)       (742,789)
Income tax benefit (expense)                  --              --              --              --
                                    ------------    ------------    ------------    ------------

Net (loss) income                     (2,280,509)     (2,536,926)     (1,807,019)       (742,789)
                                    ============    ============    ============    ============

Net (loss) income per common
  share (basic)                     $      (0.11)   $      (0.12)   $      (0.08)   $      (0.02)
                                    ============    ============    ============    ============
Weighted average number of
  common shares used in
  computation (basic)                 21,507,758      21,273,425      21,273,425      33,447,338
                                    ============    ============    ============    ============

Net (loss) income per common
  share (diluted)                   $      (0.11)   $      (0.12)   $      (0.08)   $      (0.02)
                                    ============    ============    ============    ============

Weighted average number of
  common shares and
  common share equivalents
  used in computation
  (diluted)                           21,507,758      21,273,425      21,273,425      33,447,338
                                    ============    ============    ============    ============

2000                                  MARCH 31        JUNE 30         SEPT. 30        DEC. 31
                                    ------------    ------------    ------------    ------------
Revenue:
   Ratings and advisory
     revenue                        $    310,533    $    376,534    $    428,156    $    463,756
   Physician practice
     service fees                      1,579,430       1,988,381         375,923         305,924
   Other                                   2,719              --           1,128           5,204
                                    ------------    ------------    ------------    ------------
                                       1,892,682       2,364,915         805,207         774,884
Costs and expenses:
   Ratings and advisory
     costs and expenses:
     Production, content and
       product development               618,827         586,765         466,593         413,217
     Sales and marketing                 269,309         401,844         491,871         409,481
     Physician practice
       services costs and
       expenses:
     Litigation and other costs          369,223         202,612          85,271         154,978
     General and administrative        2,174,166       1,888,247       2,260,894       2,400,127
                                    ------------    ------------    ------------    ------------

         Total costs and expenses      3,431,525       3,079,468       3,304,629       3,377,803
 (Loss) income from operations        (1,538,843)       (714,553)     (2,499,422)     (2,602,919)
 Other:
    (Loss) gain on sale of
      assets, practice
      disputes and amendment
      and restatement of
      service agreements                (336,653)        141,874         (61,473)       (442,758)
    Interest income                       51,154         208,202         141,024         111,277
    Interest expense                    (316,075)        (59,718)        (52,648)        (43,112)
                                    ------------    ------------    ------------    ------------

(Loss) income before income
      taxes                           (2,140,417)       (424,195)     (2,472,519)     (2,977,512)
Income tax benefit (expense)                  --              --              --         469,897
                                    ------------    ------------    ------------    ------------

Net (loss) income                     (2,140,417)       (424,195)     (2,472,519)     (2,507,615)
                                    ============    ============    ============    ============

Net (loss) income per common
  share (basic)                     $      (0.16)   $      (0.02)   $      (0.11)   $      (0.12)
                                    ============    ============    ============    ============
Weighted average number of
  common shares used in
  computation (basic)                 13,504,008      21,522,105      21,536,065      21,538,769
                                    ============    ============    ============    ============

Net (loss) income per common
  share (diluted)                   $      (0.16)   $      (0.02)   $      (0.11)   $      (0.12)
                                    ============    ============    ============    ============

Weighted average number of
  common shares and
  common share equivalents
  used in computation
  (diluted)                           13,504,008      21,522,105      21,536,065      21,538,769
                                    ============    ============    ============    ============

19. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental noncash investing and financing activities are as follows:

The Company used approximately $1.2 million classified as restricted cash in its 1999 consolidated balance sheet to pay down the Company's term loan in 2000.

In 2000, the Company received 888,779 shares of its common stock under the terms of a settlement agreement with one of its former affiliated practices.

In February 2000, the Company merged its majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthCare Ratings, Inc. (the "Merger Transaction"). In connection with the Merger Transaction, the minority shareholders of HG.com were given 800,000 shares of Company common stock.

In March 2000, certain of the Company's officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of Company common stock and five-year warrants to purchase 560,000 shares of Company common stock at $4.00 per share.

20. SUBSEQUENT EVENTS

On February 7, 2002, the Company's stockholders approved the Health Grades, Inc. Stock Purchase Plan (the "Stock Purchase Plan"), an amendment to increase the total number of shares authorized for issuance under the Equity Plan to 13,000,000 shares and increased the number of shares of Company common stock authorized for issuance to 100,000,000 shares.

                      Health Grades, Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                                     BALANCE AT     CHARGED TO         CHARGED TO                           BALANCE AT
                                     BEGINNING      COSTS AND            OTHER                                END OF
          DESCRIPTION                OF PERIOD       EXPENSES           ACCOUNTS         DEDUCTIONS           PERIOD
          -----------               ------------   ------------       ------------      ------------       ------------
Year ended December 31, 2001
     Allowance for doubtful
       accounts on management fee
       receivables                  $    231,895   $         --       $         --      $   (231,895)(2)   $         --

     Allowance for doubtful
       accounts on trade
       receivables                  $     80,183   $     85,319       $         --      $   (108,083)(2)   $     57,419


Year ended December 31, 2000
     Allowance for contractual
       adjustments and doubtful
       accounts on receivables
       due from affiliated
       Physician practices in
       litigation                   $    839,032   $         --       $         --      $   (839,032)(4)   $         --

     Allowance for doubtful
       accounts on management fee
       receivables                  $  1,434,073   $     35,090       $         --      $   (357,876)(2)   $    231,895
                                                                                        $   (879,392)(4)

     Allowance for doubtful
       accounts on trade
       receivables                  $         --   $     80,183       $         --      $         --       $     80,183
Year ended December 31, 1999
Reserves and allowances deducted
  from asset accounts:
     Allowance for contractual
       adjustments and doubtful
       accounts on patient
       accounts receivable          $ 22,161,082   $         --       $ 29,670,283(1)    (21,862,431)(4)   $         --
                                                                                         (29,968,934)(2)
     Allowance for contractual
       adjustments and doubtful
       accounts on receivables
       due from affiliated
       Physician practices in
       litigation                   $  7,397,144   $  2,407,848       $         --      $ (6,706,068)(4)   $    839,032
                                                     (1,719,532)(3)             --          (540,360)(5)

     Allowance for doubtful
       accounts on management
       fee receivables              $         --   $  1,040,428       $    540,360(5)   $   (146,715)(6)   $  1,434,073

(1) Contractual adjustments recognized in the purchase of monthly net accounts receivable balances for the periods presented.

(2) Represents actual amounts charged against the allowance for the periods presented.

(3) Recoveries of amounts previously reserved, included in other revenue in the consolidated financial statements.

(4)  Sold in conjunction with disposition of restructured affiliated practices.

(5) Transferred from allowance for contractual adjustments and doubtful accounts due from affiliated practices in litigation to allowance for doubtful accounts on management service fee receivables.

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                         WITH REPORTS FILED PURSUANT TO
                           SECTION 15(d) OF THE ACT BY
                      REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


         No annual report covering the Registrant's last fiscal year and no proxy statement, form of proxy or other soliciting material relating to the Registrant's 2002 annual meeting of stockholders has been sent to the Registrant's stockholders. The Registrant intends to send a report to stockholders for the period covered by this report and a proxy statement and proxy with respect to the Registrant's next annual meeting of stockholders. The Registrant will furnish copies of such material when such material is sent to its stockholders. Such material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                                INDEX TO EXHIBIT

       EXHIBIT
       NUMBER                                DESCRIPTION
       -------                               -----------
         3.1               Certificate of Amendment of Amended and Restated
                           Certificate of Incorporation and Amended and Restated
                           Certificate of Incorporation

         3.2               Amended and Restated Bylaws

         10.1              1996 Equity Compensation Plan, as amended
                           (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.)

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