Form 10-K/A
period 2001-12-31
HEALTH GRADES INC
filed 2002-04-29
CIK 1027915

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

As of March 29, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $718,300. Such aggregate market value was computed by reference to the closing sale price of the common stock as reported on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the common stock of the registrant.

As of March 29, 2002 there were 36,406,649 shares of the registrant's common stock outstanding.

This amendment to Health Grades, Inc.'s (the "Company") Form 10-K for the fiscal year ended December 31, 2001 amends and modifies the Form 10-K to set forth the information required in Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

KERRY R. HICKS, age 42, one of our founders, has served as our Chief Executive Officer and has been a director since our inception in 1995. He also served as our President from our inception until November 1999 and since June 2001. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management
(LBA).

PETER H. CHEESBROUGH, age 50, has served as one of our directors since December 1996. Since October 2000, Mr. Cheesbrough has been self-employed as a consultant. From August 1999 through September 2000, Mr. Cheesbrough served as Senior Vice President Finance and Chief Financial Officer of XCare.net, a company providing internet-based business to business connectivity, information exchange and electronic commerce applications solutions for healthcare. From June 1993 to August 1999, Mr. Cheesbrough was the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.

LESLIE S. MATTHEWS, M.D., age 50, has served as one of our directors since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1990, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital.

MATS WAHLSTROM, age 47, has served as one of our directors since March 1997. Since March 2002, Mr. Wahlstrom has been self-employed. From May 2000 to February 2002, Mr. Wahlstrom served as an Executive Vice President for Securitas AB, a multinational corporation engaged in guard services, alarm system design, installation and monitoring and cash-in-transit services. From 1990 until February 2000, Mr. Wahlstrom served in various capacities for Gambro AB and its affiliated companies, which are engaged in the manufacture of equipment for hemodialysis, cardiovascular surgery and blood component analysis and in the provision of health care services. He was President of Gambro Healthcare, Inc. from 1993 until February 2000, Executive Vice President of Gambro AB from 1990 until February 2000 and President of COBE Laboratories, Inc., a subsidiary of Gambro AB engaged in the development and manufacture of hemodialysis products and the operation of dialysis centers from 1991 until February 2000.

JOHN QUATTRONE, age 49, has served as one of our directors since November 2000. Mr. Quattrone has served as General Director of Human Resources for General Motors North America Automotive Operations since 1995.

J.D. KLEINKE, age 40, has served as one of our directors since April 2002. Mr. Kleinke has served as President and CEO for HSN, a privately-held health information technology development company since April 1998. From May 1992 to February 1998, Mr. Kleinke served in various capacities for HCIA, Inc., a healthcare information company that provides information products and services to health care systems, managed care organizations and pharmaceutical companies.

Kerry R. Hicks and David G. Hicks, our Executive Vice President - Information Technology, are brothers.

Health Grades, Inc., Kerry Hicks, our President and Chief Executive Officer, David Hicks, our Executive Vice President - Information Technology, Sarah Loughran, our Senior Vice President - Provider Services and certain of our former executive officers, have agreed to take such actions (including in the case of the individuals, voting their shares) as are in their control so that
(1) our Board of Directors is comprised of no more than eight members and (2) one designee of each of Chancellor V, L.P. ("Chancellor") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex") is elected to the Board of Directors. We have been advised by Chancellor that it has irrevocably waived its right to designate a director. In addition, at the present time, Essex has not designated any person as a director, but reserves the right to do so in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Until March 31, 2002, Section 16(a) of the Securities Exchange Act of 1934 (the "Act") requires our officers and directors and beneficial owners of more than ten percent of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. We believe that all filings required to be made during 2001 were made on a timely basis. On December 31, 2001, we filed a Form 15 with the Securities and Exchange Commission that resulted in the termination of registration of our common stock under Section 12 of the Act. As a result, our officers, directors and holders of more than 10% of our common stock are no longer subject to Section 16(a) of the Act.

ITEM 11. EXECUTIVE COMPENSATION

                 Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning the compensation we paid to our Chief Executive Officer and the four other most highly paid executive officers (collectively, the "named executive officers") during 2001, 2000 and 1999.


                           SUMMARY COMPENSATION TABLE


                                                                                      LONG TERM
                                                                                    COMPENSATION
                                                                                    ------------
                                                                                       AWARDS
                                                           ANNUAL COMPENSATION      ------------
                                                           ---------------------     SECURITIES
                                                                                     UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                       YEAR      SALARY       BONUS        OPTIONS        COMPENSATION(1)
---------------------------------------------    ------    --------     --------    ------------     ---------------
Kerry R. Hicks                                    2001     $269,706     $ 67,250          61,719        $  4,800
   Chief Executive Officer                        2000     $259,118     $195,000         260,000        $  4,800
                                                  1999     $253,606     $     --         475,000        $  7,137

David G. Hicks                                    2001     $172,756     $ 27,176          24,940        $  4,800
   Executive Vice President - Information         2000     $175,419     $ 78,287         100,000        $  4,800
      & Technology                                1999     $162,377     $     --         200,000        $  6,070

Peter Fatianow                                    2001     $149,577     $ 17,836          16,369        $  4,800
   Senior Vice President - Corporate Services     2000     $144,000     $ 28,565         100,000        $  4,288
                                                  1999     $108,292     $     --              --        $  3,083

Sarah Loughran                                    2001     $149,577     $ 17,836          16,369        $  4,800
   Senior Vice President - Provider Services      2000     $144,000     $ 28,565         100,000        $  4,288
                                                  1999     $119,593     $     --              --        $  2,999

Michael D. Phillips                               2001     $215,186     $     --          15,900        $  4,800
   Senior Vice President - Provider Sales

Peter Stahl III (2)                               2001     $249,615     $  8,563           7,859        $  4,800
  Former Chief Operating Officer                  2000     $ 64,423     $  8,914         400,000        $    577


(1) Includes amounts that we contributed for the account of the executive officers under our Retirement Savings Plan.

(2) Mr. Stahl, formerly our Chief Operating Officer, ceased to be an employee of Health Grades effective October 31, 2001.

Stock Options

The following table sets forth certain information regarding stock options granted during 2001 to the named executive officers.

                       OPTION GRANTS IN LAST FISCAL YEAR


                         Number of       Percent of
                        Securities     Total Options
                        Underlying       Granted to      Exercise
                          Options       Employees in       Price       Expiration        Grant Date
        Name            Granted (1)     Fiscal Year     Per Share(2)      Date         Present Value(3)
--------------------   ------------    -------------    ------------   ----------      ----------------
Kerry R. Hicks               61,719             7.96%     $ 0.7500       2/9/2011           $ 38,883

David G. Hicks               24,940             3.22%     $ 0.7500       2/9/2011           $ 15,712

Peter Fatianow               16,369             2.11%     $ 0.7500       2/9/2011           $ 10,312

Sarah Loughran               16,369             2.11%     $ 0.7500       2/9/2011           $ 10,312

Michael D. Phillips          15,900             2.05%     $ 0.1700      7/31/2011           $  2,226

Peter Stahl III               7,859             1.01%     $ 0.7500      1/29/2002(4)        $  4,951


(1) The options vest in one-third increments on each of the first through the third year anniversaries of the date of grant and terminate ten years from the date of grant.

(2) The exercise price per share underlying all options is equal to the closing price per share on the date of grant.

(3) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. There are four underlying assumptions used in developing the grant valuations: an expected volatility of 1.603; an expected term to exercise of 3 years; risk-free interest rate over the life of the option of 3.62%; and an expected dividend yield of zero. The actual value, if any, an officer may realize will depend on the amount by which the stock price exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

(4) Mr. Stahl's options expired 90 days after October 31, 2001, which was his separation date from Health Grades.


  On February 7, 2002, we granted options to a number of our employees, including our named executive officers. The options each have an exercise price of $0.10, which was the closing price per share of our common stock on the date of grant. Options were granted to the named executive officers to purchase the following number of shares: Kerry R. Hicks, 1,493,104; David G. Hicks, 900,000; Peter Fatianow, 600,000; Sarah Loughran, 900,000; Michael D. Phillips, 400,000. Of the options granted to each named executive officer, 13.6% of the shares underlying stock options fully vest after six months; 13.6% of the shares underlying stock options fully vest after twelve months; 54.6% of the shares underlying stock options cliff-vest after two years, subject to acceleration if certain cash flow targets are met; and 18.2% shares underlying stock options cliff-vest after two years, subject to acceleration if certain stock price targets our met for the market value of our common stock.

The following table sets forth certain information regarding stock options held as of December 31, 2001 by the named executive officers. The named executive officers did not exercise any stock options in 2001.

                          FISCAL YEAR-END OPTION VALUES

                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                            UNDERLYING UNEXERCISED               IN-THE-MONEY
                                  OPTIONS AT                      OPTIONS AT
                             FISCAL YEAR-END (#)            FISCAL YEAR-END ($) (1)
                         ----------------------------    ----------------------------
NAME                      EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
--------------           ------------   -------------    ------------   -------------
Kerry R. Hicks              1,047,115         382,761    $         --   $          --

David G. Hicks                383,255         171,606    $         --   $          --

Peter Fatianow                 33,334          83,035    $         --   $          --

Sarah Loughran                 33,334          83,035    $         --   $          --

Michael D. Phillips            17,496          50,891    $         --   $          --

Peter Stahl III               133,334              --    $         --   $          --


(1) Based on $0.07, the closing price of our common stock as reported on the OTC Bulletin Board on December 31, 2001.


EMPLOYMENT AGREEMENTS

Mr. Kerry Hicks is employed by us under an employment agreement dated as of April 1, 1996. The agreement is renewable automatically for one year periods unless terminated by one of the parties. The agreement provided for Mr. Hicks to receive an annual salary rate of $250,000 for 1998, with cost of living increases for the years following 1998. In addition, the agreement provides for annual incentive compensation equal to up to 100% of Mr. Hicks' base salary based on performance targets established by the Board of Directors.

Mr. David Hicks is employed by us under an employment agreement dated as of March 1, 1996. The agreement is renewable automatically for one year periods unless terminated by one of the parties. The agreement provided for Messr. David Hicks to receive an annual base salary of $144,000 for 1998, with cost of living increases for the years following the third year. In addition, the agreement provides for annual incentive compensation equal to up to 75% of his base salary based on performance targets established by the Board of Directors. In connection with Mr. David Hicks' appointment as Senior Vice President in 1999, his base salary was increased to $172,500.

Under each of the employment agreements described above, in the event that the officer is terminated without cause and there has been no change of control of the Company, we will pay the officer his base salary for the remaining term of the agreement and any earned but unpaid salary and incentive compensation. In the event the officer is terminated with cause, regardless of whether there has been a change of control, we will pay the officer his base salary for 60 days following such termination. If the officer is terminated without cause upon a change of control, he is entitled to receive a lump sum payment upon his termination equal to 300% of his base salary plus 300% of his annual incentive compensation for the prior year. Each agreement contains certain confidentiality and non-competition covenants.

SEPARATION ARRANGEMENT

Mr. Stahl, our former Chief Operating Officer, ceased to be an employee of Health Grades effective October 31, 2001. In connection with his departure, in January 2002 we paid Mr. Stahl $130,000.

COMPENSATION OF DIRECTORS

Our directors generally do not receive compensation for their service on our board of directors. However, effective January 1, 1999 through December 31, 2001, Messrs. Cheesbrough and Wahlstrom were entitled to receive $20,000 per annum for their services on our board of directors and board committees. For the 2001 fiscal year, Messrs. Cheesbrough and Wahlstrom waived their right to receive such compensation.

Effective April 17, 2002, we granted options to our non-employee directors to purchase the following numbers of shares: Mr. Cheesbrough, 200,000; Mr. Kleinke, 100,000; Dr. Matthews, 100,000; Mr. Quattrone, 100,000; and Mr. Wahlstrom, 200,000 shares. Mr. Cheesbrough and Mr. Wahlstrom were granted options in excess of the grants to the other Board members in recognition for their respective chairmanships of various Board committees. The options all have an exercise price of $0.06 per share (the closing price per share of our Common Stock at the date of grant) and terminate on April 16, 2012. The options will be fully vested on April 17, 2005.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF OUR COMMON STOCK BY CERTAIN PERSONS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 10, 2002 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person's address), (ii) the named executive officers, (iii) each director and (iv) all directors and executive officers as a group.


                                                          Number of Shares         Percent of
Name of Beneficial Owner                                  Beneficially Owned   Outstanding Shares (1)
------------------------                                  ------------------   ----------------------
Kerry R. Hicks (2)                                                3,126,509                    8.3%
David G. Hicks (3)                                                  842,295                    2.3%
Peter Fatianow (4)                                                  754,498                    2.1%
Sarah Loughran (5)                                                  628,753                    1.7%
Michael Phillips (6)                                                202,354                       *
Peter Stahl III (7)                                                 202,500                       *
Mats Wahlstrom (8)                                                  163,343                       *
Leslie S. Matthews, M.D. (9)                                        115,116                       *
Peter H. Cheesebrough (10)                                           92,678                       *
John Quattrone (11)                                                   6,667                       *
J.D. Kleinke                                                             --                       *
Chancellor V, L.P. (12)                                          13,976,153                   36.4%
Essex Woodlands Health Ventures Fund IV, L.P. (13)                9,947,430                   26.3%
All directors and executive officers as a group
  (11 persons)(14)                                                6,136,781                   15.9%


*        Less than one percent

(1) Applicable percentage of ownership is based on 36,406,649 shares of common stock outstanding on May 10, 2002. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of May 10, 2002 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2) Includes 10,000 shares of common stock held by The David G. Hicks Irrevocable Children's Trust, warrants to purchase 350,000 shares and 1,067,688 shares underlying stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership. Mr. Hicks' address is 44 Union Blvd., Suite 600, Lakewood, Colorado 80228.

(3) Includes warrants to purchase 17,500 shares and 391,569 shares underlying stock options.

(4)      Includes 38,791 shares underlying stock options.

(5)      Includes 38,791 shares underlying stock options.

(6)      Includes 34,991 shares underlying stock options.

(7) Mr. Stahl ceased to be an employee of Health Grades effective October 31, 2001.

(8)      Includes 63,343 shares underlying stock options.

(9)      Includes 73,333 shares underlying stock options.

(10)     Includes 71,678 shares underlying stock options.

(11)     Includes 6,667 shares underlying stock options.

(12) Includes warrants to purchase 1,971,820 shares. The address of Chancellor V, L.P. is 1166 Avenue of the Americas, New York, NY 10036.

(13) Includes warrants to purchase 1,403,430 shares. The address of Essex Woodlands Health Ventures Fund IV, L.P. is 190 South LaSalle Street, Suite 2800, Chicago, IL 60603.

(14) Include warrants to purchase 367,500 shares and 1,872,625 shares underlying stock options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

          On February 7, 2002, our stockholders approved the Health Grades, Inc. Stock Purchase Plan (the "Plan"). The Plan enabled participating employees to purchase shares of our Common Stock by electing to have payroll deductions in 2002 of up to 30 percent of their annual base rate of pay (excluding bonuses, overtime pay, commissions and severance pay) as in effect on January 1, 2002. The share price for this purpose was based upon the average of the last reported sales price on each of the 20 trading days ending on, and including, February 15, 2002, as reported on the OTC Bulletin Board. The shares may not be sold prior to January 1, 2003. The number of shares purchased by our named executive officers, based upon a share price of $0.1195 per share as determined utilizing the calculation described above, were as follows:

        Name                                Number of shares purchased       Aggregate share price
        ----                                --------------------------       ---------------------
        Kerry R. Hicks                                  293,403                          $35,062
        David G. Hicks                                  306,945                          $36,680
        Peter Fatianow                                  162,962                          $19,474
        Sarah Loughran                                  162,962                          $19,474
        Michael D. Phillips                             167,363                          $20,000




                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HEALTH GRADES, INC.

Date: April 29, 2002                                By   /s/ Kerry R. Hicks
                                                         -----------------------
                                                         Kerry R. Hicks
                                                         Chief Executive Officer