Form 10-Q
period 2002-03-31
HEALTH GRADES INC
filed 2002-05-15
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                 MARCH 31, 2002
                              -----------------------------------------------

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On April 30, 2002, 36,406,649 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

        PART I.  FINANCIAL INFORMATION:

        Item 1.         Consolidated Balance Sheets
                        March 31, 2002 and December 31, 2001..................  3

                        Consolidated Statements of Operations -
                        Three Months Ended March 31, 2002 and 2001............  4

                        Consolidated Statements of Cash Flows -
                        Three Months Ended March 31, 2002 and 2001............  5

                        Notes to Consolidated Financial
                        Statements............................................  6

        Item 2.         Management's Discussion and Analysis
                        of Financial Condition and Results
                        of Operations.........................................  9

        Item 3.         Quantitative and Qualitative Disclosure About
                        Market Risk...........................................  12

        PART II.  OTHER INFORMATION:

        Item 4.         Submission of Matters to a Vote of Security Holders...  12

        Item 6.         Exhibits and Reports on Form 8-K......................  12

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                       MARCH 31         DECEMBER 31
                                                                         2002              2001
                                                                     ------------      ------------
                                                                      (UNAUDITED)

ASSETS
Cash and cash equivalents                                            $  1,727,312      $  2,295,557
Accounts receivable, net                                                  488,397           778,370
Prepaid expenses and other                                                152,439           132,581
Receivables from officers                                                  42,239            12,726
Income tax receivable                                                   1,046,296                --
                                                                     ------------      ------------
Total current assets                                                    3,456,683         3,219,234

Property and equipment, net                                               263,448           334,178
Goodwill, net of accumulated amortization of $1,655,508                 4,194,492         4,194,492
                                                                     ------------      ------------
Total assets                                                         $  7,914,623      $  7,747,904
                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                     $     17,133      $    149,772
Accrued payroll, incentive compensation and related
  expenses                                                                327,679           472,067
Accrued expenses                                                          166,316           222,966
Deferred income                                                         2,071,408         2,136,175
Income taxes payable                                                       76,733            76,930
                                                                     ------------      ------------
Total current liabilities                                               2,659,269         3,057,910

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 2,000,000
    shares authorized, no shares issued or outstanding                         --                --
  Common stock, $0.001 par value, 100,000,000
    shares authorized, and 43,965,706 and 42,165,733
    shares issued and outstanding in 2002 and 2001, respectively           43,966            42,166
Additional paid-in capital                                             89,762,836        89,549,538
Accumulated deficit                                                   (71,090,280)      (71,634,130)
Receivable from stock purchase plan purchases                            (193,588)               --
Treasury stock (7,559,057 shares)                                     (13,267,580)      (13,267,580)
                                                                     ------------      ------------
                                                                        5,255,354         4,689,994
                                                                     ------------      ------------
Total liabilities and stockholders' equity                           $  7,914,623      $  7,747,904
                                                                     ============      ============

           See accompanying notes to consolidated financial statements

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                      ------------------------------
                                                          2002             2001
                                                      ------------      ------------

REVENUE:
 Ratings and advisory revenue                         $  1,039,067      $    558,862
 Physician practice service fees                           111,831           136,016
 Other                                                       2,021             2,709
                                                      ------------      ------------
                                                         1,152,919           697,587
                                                      ------------      ------------
COSTS AND EXPENSES:
  Ratings and advisory costs and expenses:
    Production, content and product development            198,629           291,435
    Sales and marketing                                    270,668           371,652
  Physician practice services costs and expenses:
    Litigation and other costs                               2,253            45,087
  General and administrative                             1,187,921         2,296,250
                                                      ------------      ------------
                                                         1,659,471         3,004,424
                                                      ------------      ------------
Loss from operations                                      (506,552)       (2,306,837)
Other:
  Income on sale of assets and other                            --               325
  Interest income                                            4,106            54,566
  Interest expense                                              --           (28,563)
                                                      ------------      ------------
 Loss before income taxes                                 (502,446)       (2,280,509)
 Income tax benefit                                      1,046,296                --
                                                      ------------      ------------
 Net income (loss)                                    $    543,850      $ (2,280,509)
                                                      ============      ============

Net income (loss) per share (basic)                   $       0.02      $      (0.11)
                                                      ============      ============
Weighted average shares outstanding (basic)             35,526,744        21,507,758
                                                      ============      ============

Net income (loss) per share (diluted)                 $       0.02      $      (0.11)
                                                      ============      ============
Weighted average shares outstanding (diluted)           35,526,744        21,507,758
                                                      ============      ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31
                                                             2002               2001
                                                         ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                        $    543,849      $ (2,280,509)
Adjustments  to reconcile  net loss to net cash
used in operating activities:
     Depreciation                                              76,729           139,564
     Amortization                                                  --           209,725
     Bad debt expense                                              --            47,405
     Gain on disposal of assets                                    --              (325)
     Retainer warrants                                             --             5,400
     Changes in operating assets and liabilities:
         Accounts receivable, net                             260,460           363,956
         Due from affiliated practices in litigation               --         1,944,919
         Prepaid expenses and other assets                    (19,858)             (808)
         Accounts payable and accrued expenses               (189,288)         (240,140)
         Accrued payroll, incentive compensation and
         related expenses                                    (144,388)         (341,029)
         Income taxes payable and prepaid and
         recoverable income taxes, net                     (1,046,493)            2,045
         Deferred income                                      (64,767)           51,589
                                                         ------------      ------------
Net cash used in operating activities                        (583,756)          (98,208)

INVESTING ACTIVITIES
Purchases of property and equipment                            (5,999)           (5,791)
Proceeds from sale of equipment                                    --               325
Increase in other assets                                           --              (895)
                                                         ------------      ------------
Net cash used in investing activities                          (5,999)           (6,361)

FINANCING ACTIVITIES
Net proceeds from stock purchase plan                          21,510                --
Principal repayments on notes payable                              --        (1,369,767)
Repayments from notes receivable                                   --           611,273
Purchase of treasury stock                                         --          (187,500)
Exercise of common stock options                                   --             8,438
                                                         ------------      ------------
Net cash provided by (used in) financing activities            21,510          (937,556)

Net decrease in cash and cash equivalents                    (568,245)       (1,042,125)
Cash and cash equivalents at beginning of period            2,295,557         4,797,868
                                                         ------------      ------------
Cash and cash equivalents at end of period               $  1,727,312      $  3,755,743
                                                         ============      ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Health Grades, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

DESCRIPTION OF BUSINESS

Health Grades, Inc. is a healthcare ratings, information and services company. The Company grades, or provides consumers with the means to assess and compare the quality or qualifications of, various types of healthcare providers.

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

In addition to the services noted above, which constitute the Company's ratings and advisory business, the Company also provides limited physician practice management services to a musculoskeletal practice under a management services agreement that expires in September 2002.

NEW ACCOUNTING PRONOUNCEMENTS

     Business Combinations. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of this accounting pronouncement on January 1, 2002 had no effect on the Company's financial position or results of operations.

     Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be to be amortized over their estimated useful lives. The Company adopted Statement 142 on January 1, 2002.

     Through December 31, 2001, the Company had recorded accumulated goodwill amortization of $1.7 million. Application of the non-amortization provisions of Statement 142 is expected to result a reduction of operating expenses of approximately $839,000 ($0.02 per share) for the year ending December 31, 2002. Net income (loss) and net income (loss) per share, adjusted to exclude amortization of goodwill, are as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ------------------------------
                                                         2002               2001
                                                      ----------        ------------
     Reported net income (loss)                          543,850          (2,280,509)
     Add back: amortization of goodwill                       --             209,725
                                                      ----------        ------------
     Adjusted net income (loss)                          543,850          (2,070,784)
                                                      ==========        ============

     Basic and diluted income (loss) per share              0.02               (0.11)
     Add back: amortization of goodwill                       --                0.01
                                                      ----------        ------------
     Adjusted basic income (loss) per share                 0.02               (0.10)
                                                      ==========        ============

     Management plans to test goodwill for impairment using the two-step process described in Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Management expects to perform the first of the required goodwill impairment tests as of January 1, 2002 in the second quarter of 2002. Management has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company. Any impairment charge resulting from these transitional impairment tests would be reflected as a cumulative effect of a change in accounting principles in a restated first quarter 2002. Accordingly, the results of operations and financial position of the Company for the first quarter of 2002 reported in the consolidated financial statements included herein could be restated.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, as far as they relate to the disposal of a segment of a business. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the Company's results of operations or financial position.

NOTE 2 - RECEIVABLES FROM OFFICERS

Receivables from officers include $29,513 due from certain officers for withholding taxes due on shares purchased under the Health Grades, Inc. Stock Purchase Plan. (See Note 4 for further discussion of the Health Grades, Inc. Stock Purchase Plan). These amounts are due on May 30, 2002. In addition, one of the Company's officers has a loan from the Company with a principal balance of $12,726, bearing interest at 9.75% per annum. The note is currently due upon demand by the Company.

NOTE 3 - INCOME TAX RECEIVABLE

On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002 ("JCWA Act"). One of the provisions of the JCWA Act extends the net operating loss carryback provisions of the Internal Revenue Code from two years to five years for losses incurred in 2001 and 2002. Prior to the passage of the JCWA Act the Company did not have the ability to utilize its 2001 tax loss to reduce prior year taxable income because the Company had no taxable income in 2000 or 1999. However, with the passage of the JCWA Act, the Company believes it has the ability to carryback its 2001 tax loss to reduce taxable income in 1997. The Company has recorded the anticipated income tax benefit of approximately $1.0 million in its statement of operations for the three months ended March 31, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that the effects of changes in tax laws be recognized in the period new legislation is adopted. The Company anticipates it will receive the refund in the second or third quarter of 2002.

NOTE 4 - STOCK PURCHASE PLAN

In February 2002, the Company's stockholders approved the Health Grades, Inc. Stock Purchase Plan (the "Plan"). The Plan enables participating employees (the "Participants") to purchase shares of Company Common Stock by electing to have payroll deductions in 2002 of up to 30 percent of their annual base rate of pay (excluding bonuses, overtime pay, commissions and severance pay) as in effect on January 1, 2002. The share price for shares purchased under the Plan was $0.1195 per share, based upon the average of the last reported sales price on each of the 20 trading days ending on, and including, February 15, 2002, as reported on the OTC Bulletin Board. Participants purchased a total of 1,799,973 shares with an aggregate purchase price of approximately $215,000. Shares purchased under the Plan have voting rights but are restricted from sale until December 31, 2002. Under the terms of the Plan, if a Participant terminates employment with the Company prior to December 31, 2002, no further salary reduction will be made and the Participant will forfeit a number of shares equal to the number of shares that would have been purchased by the employee for the period beginning on the employee's termination date and ending on December 31, 2002. The amount remaining to be paid from future salary reductions by the Participants for the purchase of shares under the Plan has been shown as a reduction to stockholders' equity in the Company's consolidated balance sheet.

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

Summary information by segment is as follows:

                                                   AS OF AND FOR THE THREE MONTHS ENDED
                                                                MARCH 31
                                                       2002                   2001
                                                   ------------           ------------

RAR
Revenue from external customers                    $  1,039,067           $    558,862
Interest income                                           4,106                 44,669
Depreciation and amortization expense                    36,806                258,637
Segment net income (loss) before income taxes            46,157               (946,581)
Segment assets                                        5,493,533              5,856,012
Segment asset expenditures                                5,999                    715



PPS
Revenue from external customers                    $    111,831           $    136,016
Interest income                                              --                  9,897
Interest expense                                             --                (28,563)
Depreciation and amortization expense                    39,923                 90,652
Segment net loss before income taxes                   (548,604)            (1,333,928)
Segment assets                                       20,945,541             22,348,067
Segment asset expenditures                                   --                  5,076

A reconciliation of the Company's segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the Consolidated Financial Statements is as follows:

                                                  AS OF AND FOR THE THREE MONTHS ENDED
                                                                 MARCH 31
                                                       2002                   2001
                                                   ------------           ------------


REVENUE
Total for reportable segments                      $  1,150,898           $    694,878
Other revenue                                             2,021                  2,709
                                                   ------------           ------------
Total consolidated revenue                         $  1,152,919           $    697,587
                                                   ============           ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                              $   (502,447)          $ (2,280,509)
                                                   ------------           ------------
Loss before income taxes                           $   (502,447)          $ (2,280,509)
                                                   ============           ============

ASSETS
Total assets for reportable segments               $ 26,439,074           $ 28,204,079

Elimination of advance to subsidiaries              (10,729,431)           (10,389,358)
Elimination of investment in subsidiaries            (7,795,020)            (7,795,020)
                                                   ------------           ------------
Consolidated total assets                          $  7,914,623           $ 10,019,701
                                                   ============           ============

For each of the periods presented, the Company's primary operations and assets were within the United States.


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $-- and $38,000 for the three months ended March 31, 2002 and 2001, respectively. Refunds received from income taxes amounted to approximately $-- and $2,000 for the three months ended March 31, 2002 and 2001, respectively.

Supplemental schedule of noncash investing and financing activities are as follows:

For the three months ended March 31, 2002, Participants in the Plan paid $21,510 for shares purchased through payroll deductions. This amount has been included in cash received from financing activities in the Company's consolidated statement of cash flows. In addition, the remaining receivable from stock purchase plan purchases of $193,588 will be included in cash received from financing activities in the Company's consolidated statement of cash flows as the payroll deductions occur for the remainder of 2002.


NOTE 7 - SUBSEQUENT EVENTS

On May 13, 2002, the Company completed a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, the company may request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of the Company's cash invested with Silicon Valley Bank. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75%. Interest is due monthly on advances outstanding and the principal balance of any advances taken by the Company are due at the end of the one-year Agreement term, subject to earlier payment to the extent advances exceed the limitations described above. The Company's ability to request advances under the Agreement is subject to certain financial and other covenants.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, anticipated future revenues and the anticipated receipt of our tax refund are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures, delay in the receipt of our anticipated tax refund and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, particularly under "Risk Factors" in Item 1.

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

NEW ACCOUNTING PRONOUNCEMENTS

     Business Combinations. In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations ("Statement 141"), which requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The adoption of this accounting pronouncement on January 1, 2002 had no effect on the Company's financial position or results of operations.

     Goodwill and Other Long-Lived Assets. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("Statement 142"), which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 also requires that these assets be reviewed for impairment at least annually. Under Statement 142, intangible assets with finite lives continue to be to be amortized over their estimated useful lives. The Company adopted Statement 142 on January 1, 2002.

     Through December 31, 2001, the Company had recorded accumulated goodwill amortization of $1.7 million. Application of the non-amortization provisions of Statement 142 is expected to result a reduction of operating expenses of approximately $839,000 ($0.02 per share) for the year ending December 31, 2002. Net income (loss) and net income (loss) per share, adjusted to exclude amortization of goodwill, are as follows:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                      ------------------------------
                                                         2002               2001
                                                      ----------        ------------
     Reported net income (loss)                          543,850          (2,280,509)
     Add back: amortization of goodwill                       --             209,725
                                                      ----------        ------------
     Adjusted net income (loss)                          543,850          (2,070,784)
                                                      ==========        ============

     Basic and diluted income (loss) per share              0.02               (0.11)
     Add back: amortization of goodwill                       --                0.01
                                                      ----------        ------------
     Adjusted basic income (loss) per share                 0.02               (0.10)
                                                      ==========        ============

     Management plans to test goodwill for impairment using the two-step process described in Statement 142. The first step is a screen for potential impairment and the second step measures the amount of impairment, if any. Management expects to perform the first of the required goodwill impairment tests as of January 1, 2002 in the second quarter of 2002. Management has not yet determined what the effect of these tests will be on the results of operations and financial position of the Company. Any impairment charge resulting from these transitional impairment tests would be reflected as a cumulative effect of a change in accounting principles in a restated first quarter 2002. Accordingly, the results of operations and financial position of the Company for the first quarter of 2002 reported in the consolidated financial statements included herein could be restated.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, as far as they relate to the disposal of a segment of a business. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the Company's results of operations or financial position.

RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three months ended March 31, 2002, ratings and advisory revenue was approximately $1,039,000, an increase of $480,000, or 86%, over revenue of $559,000 for the three months ended March 31, 2001. This increase is primarily due to the addition of hospital clients under our strategic quality initiative program. For the first quarter of 2002, approximately 79% of our ratings and advisory revenue was derived from our strategic quality initiative services, compared to 77% for the same period of 2001. In addition, approximately 11% of our ratings and advisory revenue was derived from our quality assessment and improvement services, compared to only 1% for the same period in 2001. Finally, approximately 9% of our ratings and advisory revenue was derived from licensing access to our database of healthcare information for the first quarter of 2002, compared to 21% for the same period of 2001.

Physician practice service fee revenue. Physician practice service fee revenue is recognized based upon the contractual arrangements of the underlying service agreements between the Company and the affiliated practices. As of April 2002, we have one service agreement remaining with an affiliated practice, which will expire in September 2002.

General and administrative expenses. For the three months ended March 31, 2002, general and administrative expenses were approximately $1,188,000, a decrease of $1,108,000, or 48%, over general and administrative expenses of $2,296,000 for the three months ended March 31, 2001. Contributing to this decrease was a reduction in salaries and wages expenses of approximately $565,000, due to certain employee reductions made during 2001. In addition, due to the nonamortization provisions of Statement of Financial Accounting Standards No. No. 142, Goodwill and Other Intangible Assets, we did not record amortization expense related to goodwill for the three months ended March 31, 2002, whereas we incurred approximately $210,000 in amortization expense for the same period of 2001. Finally, due to certain cost reductions during the later part of 2001, we incurred approximately $79,000 in certain investor relations expenses for the three months ended March 31, 2001, with no corresponding expenses for the three months ended March 31, 2002.

Litigation and other costs. For the three months ended March 31, 2001, we incurred approximately $45,000 in legal fees related to disputes with two of our affiliated practices. As of March 31, 2002, all disputes with our former affiliated practices have been settled.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had working capital of approximately $797,000, an increase of $636,000 from approximately $161,000 as of December 31, 2001. For the first three months of 2002, cash flow used in operations was approximately $584,000 compared to $98,000 for the same period of 2001. The first quarter of 2001 included cash receipts from former affiliated practices of approximately $1.9 million.

On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002 ("JCWA Act"). One of the provisions of the JCWA Act extends the net operating loss carryback provisions of the Internal Revenue Code from two years to five years for losses incurred in 2001 and 2002. Prior to the passage of the JCWA Act, the Company did not have the ability to utilize its 2001 tax loss to reduce prior year taxable income because the Company had no taxable income in 2000 or 1999. However, with the passage of the JCWA Act, the Company believes it has the ability to carryback its 2001 tax loss to reduce taxable income in 1997. In April 2002, the Company filed an Application for Tentative Refund for the 1997 tax year and expects to receive a tax refund of approximately $1.0 million. The Company has recorded the anticipated income tax benefit in its statement of operations for the three months ended March 31, 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that the effects of changes in tax laws be recognized in the period new legislation is adopted. The Company anticipates it will receive the refund in the second or third quarter of 2002.

On May 13, 2002, the Company completed a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, the company may request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of the Company's cash invested with Silicon Valley Bank. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75%. Interest is due monthly on advances outstanding and the principal balance of any advances taken by the Company are due at the end of the one-year Agreement term, subject to earlier payment to the extent advances exceed the limitations described above. The Company's ability to request advances under the Agreement is subject to certain financial and other covenants.

We are currently involved in a dispute with respect to one of our license and content agreements. Under the terms of the agreement, through the end of the contract term in July 2003, we are entitled to receive payment of at least $300,000. The content partner is seeking to terminate the agreement with us. We have submitted the matter to binding arbitration as required per the agreement. Based upon the terms of the agreement, we do not believe the content partner has the ability to terminate the agreement without payment in full to us. We plan to vigorously pursue this matter.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or if our expenses exceed our expectations, we may need to draw on the credit line available under the Agreement described above, and/or raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, we typically receive a non-refundable payment for the contract term upon execution of our strategic quality initiative agreements. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements. Our current operating plan includes growth in new sales from our strategic quality initiative and quality assessment and improvement agreements. Failure to achieve such new sales would have a material negative impact on our financial position and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 7, 2002, the Company held a Special Meeting of stockholders. At the meeting, the stockholders voted on a proposal to approve the Health Grades, Inc. Stock Purchase Plan, a proposal to amend the Company's 1996 Equity Compensation Plan and a proposal to amend the Company's Certificate of Incorporation.

        The voting results on the three matters are set forth below:

1.      Proposal to approve the Health Grades, Inc. Stock Purchase Plan:

                  For               Against          Abstain
                  ---               -------          -------
                  28,712,487        1,392,136        19,025


2.      Proposal to amend the Health Grades, Inc. 1996 Equity Compensation Plan:

                  For               Against          Abstain
                  ---               -------          -------
                  28,621,653        1,491,895        10,100


3.      Proposal to amend Health Grades, Inc. Certificate of Incorporation:

                  For               Against          Abstain
                  ---               -------          -------
                  28,895,742        1,218,306        9,600

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  10.1 - Health Grades, Inc. Stock Purchase Plan. (Incorporated
                         by reference to Exhibit 4.1 to the Company's registration statement on Form S-8
                         (File No. 333-82398), filed with the Commission on February 8, 2002.)

                  10.2 - Health Grades, Inc. 1996 Equity Compensation Plan, as
                         amended. (Incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-8 (File No. 333-82398), filed with the Commission on February 8, 2002.)

         (b) Reports on Form 8-K. During the period covered by this report, the Company did not file any reports on Form 8-K with the Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 HEALTH GRADES, INC.

Date: May 15, 2002               By: /s/ Allen Dodge
                                     ------------------------------------------
                                     Allen Dodge
                                     Senior  Vice  President  - Finance and
                                     Chief Financial Officer