Form 10-Q
period 2002-06-30
HEALTH GRADES INC
filed 2002-08-14
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 2002
                               -------------

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

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On July 31, 2002, 36,406,731 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

PART I.  FINANCIAL INFORMATION:

Item 1.  Consolidated Balance Sheets June 30, 2002 (unaudited) and
         December 31, 2001...............................................  3

         Consolidated Statements of Operations -
         Three Months Ended June 30, 2002 and 2001 (unaudited)...........  4

         Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2002 and 2001 (unaudited).............  5

         Notes to Consolidated Financial Statements......................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................... 10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk....... 13

PART II. OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders............. 13

Item 6.  Exhibits and Reports on Form 8-K................................ 14


                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                              JUNE 30       DECEMBER 31
                                                               2002            2001
                                                           ------------    ------------
                                                           (UNAUDITED)
ASSETS
Cash and cash equivalents                                  $  2,561,820    $  2,295,557
Accounts receivable, net                                        519,801         778,370
Prepaid expenses, inventories and other                         165,005         132,581
Receivable from officer                                          12,726          12,726
                                                           ------------    ------------
Total current assets                                          3,259,352       3,219,234

Property and equipment, net                                     209,490         334,178
Goodwill, net of accumulated amortization of
 $2,743,819 and $1,655,508 in 2002 and 2001,
 respectively                                                 3,106,181       4,194,492
                                                           ------------    ------------
Total assets                                               $  6,575,023    $  7,747,904
                                                           ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                           $     30,144    $    149,772
Accrued payroll, incentive compensation and related
  expenses                                                      366,029         472,067
Accrued expenses                                                150,063         222,966
Deferred income                                               1,984,520       2,136,175
Income taxes payable                                             76,754          76,930
                                                           ------------    ------------
Total current liabilities                                     2,607,510       3,057,910

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value, 2,000,000
    shares authorized, no shares issued or outstanding               --              --
  Common stock, $0.001 par value, 50,000,000
    shares authorized, and 43,965,706 and 42,165,733
    shares issued and outstanding in 2002 and 2001,
    respectively                                                 43,966          42,166
Additional paid-in capital                                   89,762,836      89,549,538
Accumulated deficit                                         (72,442,650)    (71,634,130)
Receivable from stock purchases                                (129,059)             --
Treasury stock (7,559,057 shares)                           (13,267,580)    (13,267,580)
                                                           ------------    ------------
Total stockholders' equity                                    3,967,513       4,689,994
                                                           ------------    ------------
Total liabilities and stockholders' equity                 $  6,575,023    $  7,747,904
                                                           ============    ============

           See accompanying notes to consolidated financial statements

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30                                 JUNE 30
                                               --------------------------------------  --------------------------------------
                                                      2002                2001                2002                2001
                                               ------------------  ------------------  ------------------  ------------------
REVENUE:
 Ratings and advisory revenue                      $ 1,156,368        $    661,310         $ 2,195,435         $ 1,220,172
 Physician practice service fees                        83,661             136,015             195,492             272,031
 Other                                                     671                 877               2,692               3,586
                                                   -----------        ------------         -----------         -----------
                                                     1,240,700             798,202           2,393,619           1,495,789
                                                   -----------        ------------         -----------         -----------
COSTS AND EXPENSES:
 Ratings and advisory costs and expenses:
   Production, content and product development         157,728             255,090             356,357             546,525
   Sales and marketing                                 276,627             281,876             547,295             653,528
 Physician practice services costs and
  expenses:
   Litigation and other costs                            9,956             324,137              12,209             369,224
   General and administrative                        1,205,077           2,497,436           2,392,998           4,793,686
                                                   -----------        ------------         -----------         -----------
                                                     1,649,388           3,358,539           3,308,859           6,362,963
                                                   -----------        ------------         -----------         -----------
 Loss from operations                                 (408,688)         (2,560,337)           (915,240)         (4,867,174)
 Other:
   Income on sale of assets and other                  141,668                  --             141,668                 325
   Interest income                                       2,961              23,642               7,067              78,208
   Interest expense                                         --                (231)                 --             (28,794)
                                                   -----------        ------------         -----------         -----------
 Loss before income tax benefit and
  cumulative effect of change in accounting
  principle                                           (264,059)         (2,536,926)           (766,505)         (4,817,435)
 Income tax benefit                                        --                  --            1,046,296                  --
                                                   -----------        ------------         -----------         -----------
 Net (loss) income before  cumulative effect
  of change in accounting principle                   (264,059)         (2,536,926)            279,791          (4,817,435)
 Cumulative effect change in accounting
  principle                                         (1,088,311)                 --          (1,088,311)                 --
                                                   -----------        ------------         -----------         -----------
 Net loss                                          $(1,352,370)       $ (2,536,926)        $  (808,520)        $(4,817,435)
                                                   ===========        ============         ===========         ===========
 Net loss per share (basic and diluted)            $     (0.04)       $      (0.12)        $     (0.02)        $     (0.23)
                                                   ===========        ============         ===========         ===========
 Weighted average shares outstanding (basic
    and diluted)                                    36,406,731          21,273,425          35,969,169          21,389,944
                                                   ===========        ============         ===========         ===========

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          SIX MONTHS ENDED JUNE 30
                                                          2002               2001
                                                      -------------      ------------
OPERATING ACTIVITIES
Net loss                                             $  (808,520)        $(4,817,435)
Adjustments to reconcile net loss to net cash
 (used in)
Provided by operating activities:
  Cumulative effect of change in accounting            1,088,311                  --
    principle
  Depreciation                                           132,050             268,056
  Amortization                                                --             419,450
  Bad debt expense                                         4,500              69,842
  Loss (gain) on disposal of assets                           --                (325)
  Non-cash financing fee                                      --             146,121
  Retainer warrants                                           --              10,800
  Changes in operating assets and liabilities:
    Accounts receivable, net                             254,068             316,587
    Due from affiliated practices in litigation               --           1,944,919
    Prepaid expenses and other assets                    (32,424)             58,753
    Accounts payable and accrued expenses               (192,531)              1,800
    Accrued payroll, incentive compensation and
     related expenses                                   (106,038)           (336,408)
    Income taxes payable and prepaid and
     recoverable income taxes, net                          (176)              2,045
    Deferred income                                     (151,655)             54,125
                                                     -----------         -----------
Net cash provided by (used in) operating activities      187,585          (1,861,670)

INVESTING ACTIVITIES
Purchases of property and equipment                       (7,362)            (12,129)
Proceeds from sale of equipment                               --                 325
(Increase) decrease in other assets                           --              (1,793)
                                                     -----------         -----------
Net cash used in investing activities                     (7,362)            (13,597)

FINANCING ACTIVITIES
Principal repayments on notes payable                         --          (1,369,767)
Net proceeds from stock purchase                          86,040                  --
Repayments from notes receivable                              --             622,460
Purchase of treasury stock                                    --            (187,500)
Exercise of common stock options                              --               8,438
                                                     -----------         -----------
Net cash provided by (used in) financing
 activities                                               86,040            (926,369)

Net increase (decrease) in cash and cash
 equivalents                                             266,263          (2,801,636)
Cash and cash equivalents at beginning of period       2,295,557           4,797,868
                                                     -----------         -----------
Cash and cash equivalents at end of period           $ 2,561,820         $ 1,996,232
                                                     ===========         ===========

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                  June 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Health Grades, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

DESCRIPTION OF BUSINESS

HealthGrades is a healthcare quality ratings, information and advisory services company. The Company rates, or provides information to assess and compare the quality or qualifications of, various types of healthcare providers. The Company also provides profile information for a variety of providers and facilities.

The Company offers services to hospitals that are either attempting to build a brand name reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, the Company offers the opportunity to license its ratings and trademarks and provide assistance in hospital's marketing programs. For providers who have not received high ratings, the Company offers quality improvement services.

The Company provides basic and expanded profile information for a variety of providers and facilities. This information is made available to consumers, employers and health plans to assist them in selecting healthcare providers. The basic profile information is available free of charge on the Company's website, www.healthgrades.com. For certain providers, the Company offers healthcare quality reports. These reports provide more detailed information than is available free of charge on the healthgrades.com website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional.

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

Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and the Company completed its test during the second quarter of 2002. Based upon the results of the test, the Company recorded a charge of approximately $1.1 million in its consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of change in accounting principle (See Note 3 - GOODWILL IMPAIRMENT).

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

CONSOLIDATED STATEMENT OF OPERATIONS PRESENTATION

In light of the Company's completed transition from a physician practice management company to a healthcare quality ratings, information and advisory services company, management is currently evaluating its operating statement presentation. Although the Company believes that the current presentation has been the most relevant presentation to investors over the past few years, the Company believes that modifying this presentation to focus on the Company's only reporting unit, its ratings and advisory business will provide an enhanced presentation to investors. The Company anticipates it will complete this modification for its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and anticipates it will result in reclassifications to prior periods in order to make them consistent with the modified presentation.

NOTE 2 - RECEIVABLES FROM OFFICERS

One of the Company's officers has a note with the Company with a principal balance of $12,726, bearing interest at 9.75% per annum. The note is currently due upon demand by the Company.

NOTE 3 - GOODWILL IMPAIRMENT

As a result of the adoption of Statement 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and the Company completed its test during the second quarter of 2002. Based upon the results of the test, the Company recorded a charge of approximately $1.1 million in its consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of change in accounting principle.

Statement 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, etc. Statement 142 also states that if a valuation technique is used that considers multiple sources of information, such as an average of the quoted market prices of the reporting unit over a specific time period and the results of a present value technique, the company should apply that technique consistently period to period (i.e. In the required annual impairment analysis in subsequent years).

As the Company consists of only one reporting unit, ratings and advisory revenue and is publicly traded, management utilized the Company's market capitalization, multiplying the number of actual shares outstanding by an average market price and applying an additional premium of 30% to give effect to the Company's best estimate of a "control premium".

As the Company's shares are very thinly traded, management also determined to utilize an approach using the present value of expected future cash flows. Due to the inherent uncertainty involved in projecting cash flows, management developed a range of possible cash flows and derived a probability-weighted average of the range of possible amounts to determine the expected cash flow.

The Company then applied an equal weighting to market capitalization and expected cash flow valuations to derive its overall fair value estimate. This fair value amount was then compared to the carrying amount of goodwill to arrive at the final impairment loss calculation of approximately $1.1 million.

Through December 31, 2001, the Company had recorded accumulated goodwill amortization of $1.7 million. Application of the non-amortization provisions of Statement 142 is expected to result in a reduction of operating expenses of approximately $839,000 ($0.02 per share) for the year ending December 31, 2002.

Net loss and net loss per share, adjusted to exclude amortization of goodwill, and the cumulative effect change in accounting principle are as follows:


                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                -----------------------------   ----------------------------
                                                                    2002            2001            2002           2001
                                                                -------------    ------------   -------------   ------------
     Reported net (loss) income before cumulative effect
     change in accounting principle ........................        (264,059)    (2,536,926)       279,791      (4,817,435)
     Add back: amortization of goodwill.....................              --        209,725             --         419,450
                                                                  ----------    -----------    -----------    ------------
     Adjusted net loss before cumulative effect change in
       Accounting principle.................................        (264,059)    (2,327,201)       279,791      (4,397,985)
     Cumulative effective change in accounting principle ...      (1,088,311)            --     (1,088,311)             --
                                                                  ----------    -----------    -----------    ------------
     Net Loss ..............................................      (1,352,370)    (2,327,201)      (808,520)     (4,397,985)
                                                                  ==========    ===========    ===========    ============
     Basic and diluted (loss) income per share..............           (0.01)         (0.12)          0.01           (0.23)
     Add back: amortization of goodwill.....................              --           0.01             --            0.02
                                                                  ----------    -----------    -----------    ------------
     Adjusted basic (loss) income per share before
      cumulative effect change in accounting principle .....           (0.01)         (0.11)          0.01           (0.21)
     Cumulative effective change in accounting principle ...           (0.03)            --          (0.03)             --
                                                                  ----------    -----------    -----------    ------------
     Net Loss ..............................................
                                                                       (0.04)         (0.11)         (0.02)          (0.21)
                                                                  ==========    ===========    ===========    ============

Under Statement 142, the Company is required to perform additional tests for impairment of its goodwill annually, beginning with the year ending December 31, 2002. The Company anticipates that this test will be performed in the fourth quarter of 2002 and future years. Any impairment identified during the annual impairment tests will be recorded as an operating expense in the Company's consolidated statement of operations. The Company anticipates that it will continue to utilize the combined market capitalization and expected cash flow approach described above, to perform its annual impairment analysis.

NOTE 4 - INCOME TAX REFUND

On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002 ("JCWA Act"). One of the provisions of the JCWA Act extends the net operating loss carryback provisions of the Internal Revenue Code from two years to five years for losses incurred in 2001 and 2002. Prior to the passage of the JCWA Act, the Company did not have the ability to utilize its 2001 tax loss to reduce prior year taxable income because the Company had no taxable income in 2000 or 1999. With the passage of the JCWA Act, the Company was able to carryback its 2001 tax loss to reduce taxable income in 1997. The tax refund, which amounted to approximately $1.0 million, was received in May 2002.

NOTE 5 - STOCK PURCHASE PLAN

In February 2002, the Company's stockholders approved the Health Grades, Inc. Stock Purchase Plan (the "Plan"). The Plan enables participating employees (the "Participants") to purchase shares of Company Common Stock by electing to have payroll deductions in 2002 of up to 30 percent of their annual base rate of pay (excluding bonuses, overtime pay, commissions and severance pay) as in effect on January 1, 2002. The share price for shares purchased under the Plan was $0.1195 per share, based upon the average of the last reported sales price on each of the 20 trading days ending on, and including February 15, 2002, as reported on the OTC Bulletin Board. Participants purchased a total of 1,799,973 shares with an aggregate purchase price of approximately $215,000. Shares purchased under the Plan are voting shares and are restricted from sale until December 31, 2002. Under the terms of the Plan, if a Participant terminates employment with the Company prior to December 31, 2002, no further salary reduction will be made and the Participant will forfeit a number of shares equal to the number of shares that would have been purchased by the employee for the period beginning on the employee's termination date and ending on December 31, 2002. The amount remaining to be paid from future salary reductions by the Participants for the purchase of shares under the Plan has been shown as a reduction to stockholders' equity in the Company's consolidated balance sheet.

NOTE 6 - STOCK OPTION PLAN

Effective February 7, 2002, the Company granted options to purchase 5,782,759 shares to Company employees. The options have an exercise price of $0.10 per share, which was the closing price per share of the Company's common stock on the OTC Bulletin Board on the date of grant. Of the total options granted, options to purchase 4,893,104 shares of Company common stock were granted to certain Company officers and options to purchase 889,655 shares of Company common stock were granted to other Company employees. Of the options granted to certain Company officers, 13.6% of the shares underlying stock options fully vest six months following the date of grant; 13.6% of the shares underlying stock options fully vest 12 months following the date of grant; 54.6% of the shares underlying stock options vest two years following the date of grant, subject to acceleration if certain cash flow targets were met; and 18.2% of the shares underlying stock options vest two years following the date of grant, subject to acceleration if certain market price targets are met with respect to the Company's common stock. As of June 30, 2002, the above-mentioned cash flow targets were met and the shares underlying such stock options have fully vested.

NOTE 7 - BANK LINE OF CREDIT

On May 13, 2002, the Company entered into a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, the Company may request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts receivable (as defined in the Agreement) plus 50% of the Company's cash deposited with Silicon Valley Bank. Amounts borrowed under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75%. Interest is due monthly on amounts outstanding and the principal balance is due at the end of the Agreement term. The Company's ability to request advances under the Agreement is subject to certain financial and other covenants. The Company currently has no advances outstanding under the Agreement.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $0 and $78,000 for the six months ended June 30, 2002 and 2001, respectively. Refunds received from income taxes amounted to approximately $1,000,000 and $2,000 for the six months ended June 30, 2001 and 2000, respectively.

For the six months ended June 30, 2002, Participants in the Plan paid $86,040 for shares purchased through payroll deductions. This amount has been included in cash received from financing activities in the Company's consolidated statement of cash flows. In addition, the remaining receivable from stock purchase plan purchases of $129,059 will be included in cash received from financing activities in the Company's consolidated statement of cash flows as the payroll deductions occur for the remainder of 2002.

Note 9 -- INCOME FROM SALE OF ASSETS AND OTHER

During the second quarter 2002, the Company received a payment of approximately $150,000 related to the termination of a multi-year license and content agreement. Approximately $142,000 of this payment was recorded as income from sale of assets and other in the Company's Consolidated Statement of Operations.

Note 10 -- SUBSEQUENT EVENT

In July 2002, the Company received a threatened, but unasserted claim from the owner of two buildings in which one of the Company's former affiliated practices is leasing office space. As part of a restructuring with the practice in 1999, the practice and the individual physician owners agreed to indemnify the Company in connection with the leasehold obligations. The Company and its counsel are currently investigating this matter.

Based on information currently available to the Company, the leases run through July 7, 2007 and the total base rental obligations for both properties from June 1, 2002, the date on which the practice allegedly discontinued lease payments, through July 7, 2007 are approximately $2.8 million, excluding any rental increases during such term or common area maintenance charges. The Company cannot, at this time give an estimate of the potential exposure related to this contingency. Nonetheless, if a claim is asserted against the Company, management intends to vigorously deny its responsibility for any rental obligations and to pursue other available legal rights.

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

GENERAL

HealthGrades is a healthcare quality ratings, information and advisory services company. We grade, or provide the means to assess and compare the quality or qualifications of, various types of healthcare providers. We also provide profile information for a variety of providers and facilities.

We offer services to hospitals that are either attempting to build a brand name reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license its ratings and trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, we offer quality improvement services.

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

CRITICAL ACCOUNTING POLICIES

In accordance with the Securities and Exchange Commission financial reporting release FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we performed an analysis of our financial statements to identify our Critical Accounting Policies. FR-60 defines Critical Accounting Policies as those most important to the financial statement presentation and that require the most difficult, subjective, complex judgments. As facts, circumstances and financial position are subject to change at each reporting period, we will review our Critical Accounting Policies on a quarterly basis to determine which policies should be included. Currently, we have identified revenue recognition (with respect to our ratings and advisory revenue) and goodwill as our two Critical Accounting Policies.

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

Currently, the Emerging Issues Task Force ("EITF") is working to reach a final consensus regarding EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. We continue to follow the status of the EITF and, based on the tentative conclusions reached by the EITF, do not believe the final consensus will have an impact on how we currently account for our SQI agreements.

Goodwill

 In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment testing. Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and the Company completed its test during the second quarter of 2002. Based upon the results of the test, the Company recorded a charge of approximately $1.1 million in its consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of change in accounting principle (See Note 3 to our Consolidated Financial Statements).

Statement 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, etc. As described in Note 3 to our Consolidated Financial statements, management utilized a market capitalization and expected cash flow valuation approach, giving equal weighting to each method, to derive its overall fair value estimate of goodwill. This fair value amount was then compared to the carrying amount of goodwill to arrive at the final impairment loss calculation of approximately $1.1 million. The process of determining the fair value of goodwill involved significant judgments relating to the methodologies available for determining fair value (including market capitalization, present value analysis, techniques based on multiples of earnings, revenue, etc.), assumptions imbedded in our cash flow analysis, weighting given to the various cash flow analyses generated, as well as overall weighting given to the final combined market capitalization and expected cash flow approach utilized by management.

Although management believes its approach of applying equal weighting to both the market capitalization and expected cash flow valuations was reasonable, applying different weightings to the valuations could have resulted in a range of no impairment charge recorded to an impairment charge of approximately $2.2 million.

CONSOLIDATED STATEMENT OF OPERATIONS PRESENTATION

In light of the Company's completed transition from a physician practice management company to a healthcare quality ratings, information and advisory services company, management is currently evaluating its operating statement presentation. Although the Company believes that the current presentation has been the most relevant presentation to investors over the past few years, the Company believes that modifying this presentation to focus on the Company's only reporting unit, its ratings and advisory business will provide an enhanced presentation to investors. The Company anticipates it will complete this modification for its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and anticipates it will result in reclassifications to prior periods in order to make them consistent with the modified presentation.

RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three and six months ended June 30, 2002, ratings and advisory revenue was approximately $1.2 million and $2.2 million, respectively, compared to ratings and advisory revenue of approximately $661,000 and $1.2 million, for the three and six months ended June 30, 2001, respectively. These increases are primarily the result of an increase in the number of hospitals under our strategic quality initiative program. For the second quarter of 2002, approximately 79% of our ratings and advisory revenue was derived from our strategic quality initiative services, compared to 78% for the same period of 2001. In addition, approximately 11% of our ratings and advisory revenue was derived from our quality assessment and improvement services, compared to 8% for the same period of 2001. Finally, 10% of our ratings and advisory revenue was derived from licensing access to our data base of healthcare information and other services, compared to 14% for the same period of 2001.

Physician practice service fee revenue. Physician practice service fee revenue is recognized based upon the service agreements between the Company and the physician practices. For the six months ended June 30, 2002, physician practice service fee revenue was approximately $195,000, compared to revenue of $272,000 for the six months ended June 30, 2001. As of July 2002, all service agreements have expired, we are no longer providing any practice services and we will no longer have any revenue from practice service fees.

Litigation and other costs. For the six months ended June 30, 2001, we incurred approximately $369,000 in legal fees related to disputes with two of our former affiliated practices. All disputes with our former affiliated practices have been settled.

General and administrative expenses. For the three and six months ended June 30, 2002, employee salaries, wages, benefits and taxes accounted for approximately 69% and 68%, respectively of total general and administrative expenses. Employee salaries include company executives, information technology and client service personnel. In addition, travel expenses, commercial insurance, facility costs and professional fees accounted for approximately 19% of total general and administrative expenses for the three and six months ended June 30, 2002. For the three months ended June 30, 2002, general and administrative expenses were approximately $1.2 million, a decrease of $1.3 million, or 52%, over general and administrative expenses of $2.5 million for the three months ended June 30, 2001. Contributing to this decrease was a reduction in salaries and wages expenses of approximately $278,000, due to certain employee reductions made during 2001. In addition, due to the non-amortization provisions of Statement of Financial Accounting Standards No. No. 142, Goodwill and Other Intangible Assets, we did not record amortization expense related to goodwill for the three months ended June 30, 2002, while we incurred approximately $210,000 in amortization expense for the same period of 2001. Professional fees decreased over $300,000 as a result of cost reductions in areas such as consulting, legal and investor relations. During the second quarter of 2001, we also incurred a non-recurring financing fee of approximately $146,000. Finally, we decreased costs in several additional areas as a result of a cost reduction effort initiated during 2001.

Income on sale of assets and other. For the three months ended June 30, 2002, we recorded a gain of approximately $142,000 resulting from our receipt of a payment related to the termination of a multi-year license and content agreement.

Cumulative effect of change in accounting principle. Based upon the results of the transitional impairment test performed on our goodwill as required by Statement 142, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had working capital of approximately $652,000, an increase of approximately $491,000 from $161,000 as of December 31, 2001. For the first six months of 2002, cash flow provided by operations was approximately $188,000 compared to $1.9 million utilized in operations for the same period of 2001. Included in cash flow provided by operations for the six months ended June 30, 2002 was an income tax refund received of approximately $1.0 million (See Note 4 to our Consolidated Financial Statements).

On May 13, 2002, we entered into a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts receivable (as defined in the Agreement) plus 50% of our cash deposited with Silicon Valley Bank. Amounts borrowed under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75%. Interest is due monthly on amounts outstanding and the principal balance is due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. We currently have no advances outstanding under the Agreement.

During the second quarter of 2002, we resolved a dispute with respect to one of our license and content agreements. In exchange for the termination of the agreement, we received a payment of $150,000 during the second quarter.

See Note 10 to our Consolidated Financial Statements for information regarding a threatened, but unasserted claim against us.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to draw on the credit line available under the Agreement described above, and/or raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, we typically receive a non-refundable payment for the contract term upon execution of our strategic quality initiative agreements. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements. Our current operating plan includes growth in new sales from our strategic quality initiative and quality assessment and improvement agreements. Therefore, failure to achieve our current operating plan would have a material negative impact on our financial position and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 2002, the Company held its annual meeting of stockholders. At the meeting, the stockholders voted on the election of six members of the Board of Directors.

    The voting results are set forth below.

                  NAME OF NOMINEE             FOR        WITHHELD
               --------------------        ----------    --------
               Kerry R. Hicks              29,613,042    278,294
               Peter H. Cheesbrough        29,716,042    175,294
               Leslie S. Matthews          29,716,042    175,294
               Mats Wahlstrom              29,716,042    175,294
               John J. Quattrone           29,716,042    175,294
               J. D. Kleinke               29,716,042    175,294

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - The following is a list of exhibits filed as part of this quarterly report on Form 10-Q.

        10.1 - Loan and Security Agreement Health Grades, Inc., Healthcare Ratings, Inc. and ProviderWeb.net, Inc.

        99.1 - Certificate of the CEO of Health Grades, Inc. pursuant to Title 18, Section 1350 of the United States Code.

        99.2 - Certificate of the CFO of Health Grades, Inc. pursuant to Title 18, Section 1350 of the United States Code.

   (b) Reports on Form 8-K. During the period covered by this report, the Company did not file any reports on Form 8-K with the Commission.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEALTH GRADES, INC.

Date: August 14, 2002                 By: /s/ Allen Dodge
                                          ------------------------------------
                                          Allen Dodge
                                          Senior Vice President - Finance and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

  Exhibit
  Number       Description
  -------      -----------

   10.1        - Loan and Security Agreement Health Grades, Inc., Healthcare
                 Ratings, Inc. and ProviderWeb.net, Inc.

   99.1        - Certificate of the CEO of Health Grades,  Inc. pursuant to
                 Title 18, Section 1350 of the United States Code.

   99.2        - Certificate of the CFO of Health Grades, Inc. pursuant to
                 Title 18, Section 1350 of the United States Code.