Form 10-Q
period 2002-09-30
HEALTH GRADES INC
filed 2002-11-14
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 2002
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


              For the transition period from _________to__________


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

       On October 31, 2002, 36,406,731 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX



PART I.     FINANCIAL INFORMATION:

Item 1.     Consolidated Balance Sheets
            September 30, 2002 and December 31, 2001.........   3

            Consolidated Statements of Operations -
            Three Months Ended September 30, 2002 and 2001...   4

            Consolidated Statements of Cash Flows -
            Nine Months Ended September  30, 2002 and 2001...   5

             Notes to Consolidated Financial Statements......   6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations....   11

Item 3.     Quantitative and Qualitative Disclosure About
            Market Risk......................................   14

Item 4.     Controls and Procedures .........................   14

PART II.    OTHER INFORMATION:

Item 1.     Legal Proceedings................................   14

Item 6.     Exhibits and Reports on Form 8-K.................   15


                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                              SEPTEMBER 30        DECEMBER 31
                                                                  2002                2001
                                                              ------------        ------------
                                                              (UNAUDITED)
ASSETS
Cash and cash equivalents                                     $  2,414,262        $  2,295,557
Accounts receivable, net                                         1,427,949             778,370
Prepaid expenses and other                                         146,879             132,581
Receivable from officer                                             12,726              12,726
                                                              ------------        ------------
Total current assets                                             4,001,816           3,219,234

Property and equipment, net                                        165,893             334,178
Goodwill, net                                                    3,106,181           4,194,492
                                                              ------------        ------------
Total assets                                                  $  7,273,890        $  7,747,904
                                                              ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Accounts payable                                              $     66,127        $    149,772
Accrued payroll, incentive compensation and
  related expenses                                                 398,394             564,490
Accrued expenses                                                   101,457             130,543
Deferred income                                                  3,126,138           2,136,175
Income taxes payable                                                76,754              76,930
                                                              ------------        ------------
Total current liabilities                                        3,768,870           3,057,910

Long-term liabilities                                                   --                  --
                                                              ------------        ------------
Total liabilities                                                3,768,870           3,057,910

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock, $0.001 par value, 2,000,000
    shares authorized, no shares issued or outstanding                  --                  --
  Common stock, $0.001 par value, 100,000,000
    shares authorized, and 43,965,706 and 42,165,733
    shares issued and outstanding in 2002 and 2001,                 43,966              42,166
    respectively
Additional paid-in capital                                      89,762,836          89,549,538
Accumulated deficit                                            (72,969,673)        (71,634,130)
Receivable from stock purchase plan purchases                      (64,529)                 --
Treasury stock, 7,559,057 shares                               (13,267,580)        (13,267,580)
                                                              ------------        ------------
Total stockholders' equity                                       3,505,020           4,689,994
                                                              ------------        ------------
Total liabilities and stockholders' equity                    $  7,273,890        $  7,747,904
                                                              ============        ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                       THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30                             SEPTEMBER 30
                                                 --------------------------------        --------------------------------
                                                     2002               2001                 2002                2001
                                                 ------------        ------------        ------------        ------------
 REVENUE:
  Ratings and advisory revenue                   $  1,287,436        $    893,505        $  3,568,407        $  2,130,677
  Physician practice service fees                          --             135,716             195,492             408,047
  Other                                                   468                  --               3,160               3,286
                                                 ------------        ------------        ------------        ------------
                                                    1,287,904           1,029,221           3,767,059           2,542,010
                                                 ------------        ------------        ------------        ------------
 EXPENSES:
   Cost of ratings and advisory revenue               393,347             321,575           1,097,466             948,122
   Cost of physician practice management
     revenue                                           16,183             273,982              51,867             757,896
                                                 ------------        ------------        ------------        ------------

 Gross margin                                         878,374             433,664           2,617,726             835,992

 Operating Expenses:
    Sales and marketing                               602,122             883,048           1,565,524           2,533,769
    Product development                               324,475             380,897             950,203           1,162,796
   General and administrative                         488,575             773,740           1,554,037           3,191,173
   Amortization of goodwill                                --             209,725                  --             629,174
                                                 ------------        ------------        ------------        ------------
 Loss from operations                                (536,798)         (1,813,746)         (1,452,038)         (6,680,920)
 Other:
   Gain (loss) on sale of assets and other              6,000                 (29)            147,668                 296
   Interest income                                      3,775               6,756              10,842              84,964
   Interest expense                                        --                  --                  --             (28,794)
                                                 ------------        ------------        ------------        ------------
 Loss before income taxes and cumulative             (527,023)         (1,807,019)         (1,293,528)         (6,624,454)
    Effect of a change in accounting
      principle
 Income tax benefit                                        --                  --           1,046,296                  --
                                                 ------------        ------------        ------------        ------------
 Net loss before cumulative effect of a
  change In accounting principle                     (527,023)         (1,807,019)           (247,232)         (6,624,454)

 Cumulative effective of a change in
  accounting principle                                     --                  --          (1,088,311)                 --
                                                 ------------        ------------        ------------        ------------
  Net loss                                       $   (527,023)       $ (1,807,019)       $ (1,335,543)       $ (6,624,454)
                                                 ============        ============        ============        ============

 Net loss per share (basic and diluted)          $      (0.01)       $      (0.08)       $      (0.04)       $      (0.31)
                                                 ============        ============        ============        ============
 Weighted average shares outstanding
  (basic and diluted)                              36,406,731          21,273,425          36,116,625          21,350,678
                                                 ============        ============        ============        ============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                        NINE MONTHS ENDED SEPTEMBER 30
                                                    --------------------------------------
                                                         2002                   2001
                                                    ---------------        ---------------
OPERATING ACTIVITIES

Net loss                                            $    (1,335,543)       $    (6,624,454)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Cumulative effect of a change in
      accounting principle                                1,088,311                     --
    Depreciation                                            179,812                386,314
    Amortization                                                 --                629,174
    Bad debt expense                                          6,500                 69,142
    Loss (gain) on disposal of assets                         6,000                   (325)
    Non-cash financing fee                                       --                146,121
    Retainer warrants                                            --                 10,800
    Changes in operating assets and
      liabilities:
        Accounts receivable, net                           (662,080)              (343,004)
        Due from affiliated practices in
          litigation                                             --              1,944,919
        Prepaid expenses and other assets                   (14,298)               (26,948)
        Accounts payable and accrued expenses              (205,154)              (138,241)
        Accrued payroll, incentive
          compensation and related expenses                 (73,673)              (261,753)
        Income taxes payable and prepaid and
          recoverable income taxes, net                        (176)                 2,045
        Deferred income                                     989,963                753,529
                                                    ---------------        ---------------
Net cash used in operating activities                       (20,338)            (3,452,681)

INVESTING ACTIVITIES
Purchases of property and equipment                         (11,527)               (14,126)
Proceeds from sale of equipment                                  --                    325
(Increase) decrease in other assets                              --                 (2,703)
                                                    ---------------        ---------------
Net cash used in investing activities                       (11,527)               (16,504)

FINANCING ACTIVITIES
Principal repayments on notes payable                            --             (1,369,767)
Net proceeds from stock purchases                           150,570                     --
Repayments from notes receivable                                 --                622,460
Purchase of treasury stock                                       --               (187,500)
Exercise of common stock options                                 --                  8,438
                                                    ---------------        ---------------
Net cash provided by (used in) financing
  activities                                                150,570               (926,369)
                                                    ---------------        ---------------
Net increase (decrease) in cash and cash
  equivalents                                               118,705             (4,395,554)
Cash and cash equivalents at beginning of
  period                                                  2,295,557              4,797,868
                                                    ---------------        ---------------
Cash and cash equivalents at end of period          $     2,414,262        $       402,314
                                                    ===============        ===============

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Health Grades, Inc. and subsidiaries (collectively the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

DESCRIPTION OF BUSINESS

Health Grades is a healthcare quality ratings, information and advisory services company. The Company grades, or provides the means to assess and compare the quality or qualifications of, various types of healthcare providers. The Company also provides profile information for a variety of providers and facilities.

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

Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and the Company completed its test during the second quarter of 2002. Based upon the results of the test, the Company recorded a charge of approximately $1.1 million in its consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle (See Note 3 - GOODWILL IMPAIRMENT).

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("Statement 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, to the extent that they relate to the disposal of a segment of a business. The Company adopted Statement 144 on January 1, 2002. The adoption of Statement 144 did not have a material effect on the Company's results of operations or financial position.

Management has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any such pronouncements will have a material impact on the Company's consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS PRESENTATION

Beginning with the quarter ended September 30, 2002, the Company made certain modifications to the classification of expenses in the accompanying consolidated condensed statements of operations. The primary changes made were to add line items for cost of ratings and advisory revenue, cost of physician practice management revenue to make certain reclassifications from general and administrative expenses to both sales and marketing and product development.

Cost of ratings and advisory revenue consists primarily of the costs associated with the delivery of services related to the Company's Strategic Quality Initiative ("SQI") program and its Quality Assessment and Improvement ("QAI") program, as well as the costs incurred to acquire the data utilized in connection with these and other products. The Company's SQI program provides business development tools to hospitals that are highly rated by the Company. The Company's QAI program assists hospitals in identifying and implementing quality improvements in selected service lines. The cost of delivery of services relate primarily to the consultants and support staff that deliver the Company's products.

In 2002, cost of physician practice management revenue primarily consist of consulting costs related to the delivery of limited services to physician practices under agreements that expired at various times through September 2002. In 2001, these costs primarily consisted of costs related to litigation with certain former affiliated practices as well as certain consulting costs as described above. Total litigation costs included in cost of physician practice management revenue were approximately $4,000 and $16,000 for the three and nine months ended September 30, 2002, respectively and approximately $237,000 and $607,000 for the three and nine months ended September 30, 2001, respectively.

Sales and marketing costs include salaries, wages and commission expenses related to the Company's sales efforts as well as other direct sales and marketing costs. Product development costs relate to the development and support of the Company's website and as well as costs incurred with respect to development of certain components of the Company's ratings and advisory products.

The accompanying condensed consolidated financial statements have been reclassified to conform to the current period presentation.

NOTE 2 - RECEIVABLE FROM OFFICERS

One of the Company's officers has an outstanding debt payable to the Company with a principal balance of $12,726, bearing interest at 9.75% per annum. This obligation was paid in full on October 31, 2002.

NOTE 3 - GOODWILL IMPAIRMENT

As a result of the adoption of Statement 142, the Company discontinued the amortization of goodwill effective January 1, 2002. Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and the Company completed its test during the second quarter of 2002. Based upon the results of the test, the Company recorded a charge of approximately $1.1 million in its consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Goodwill, net in the accompanying consolidated balance sheet is shown net of the impairment charge described above as of September 30, 2002. As of December 31, 2001, accumulated amortization was approximately $1.7 million.

Statement 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. Statement 142 also states that if a valuation technique is used that considers multiple sources of information, such as an average of the quoted market prices of the reporting unit over a specific time period and the results of a present value technique, the company should apply that technique consistently period to period (i.e. In the required annual impairment analysis in subsequent years).

As the Company consists of only one reporting unit, and is publicly traded, management began its fair value analysis with an evaluation of the Company's market capitalization. The Company applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price. The Company applied an additional premium of 30% to this valuation to give effect to the Company's best estimate of a "control premium". As the majority of the Company's outstanding shares are owned by Company management and two venture capitalist investors, management believes a premium of 30% is reasonable to give effect to additional benefits a purchase would derive from control of the Company.

As the Company's shares are very thinly traded, management believes that any analysis of the Company's fair value should include valuation techniques in addition to the overall market capitalization. The Company contemplated utilizing cost, market or income approaches. However, utilization of cost or market approaches was not feasible, particularly given the fact that the Company does not fall into an easily identifiable "peer group" of companies from which to compare valuations in the form of P/E ratios, sales of similar companies, etc. Therefore management determined to utilize an approach using the present value of expected future cash flows as an additional valuation technique. Due to the inherent uncertainty involved in projecting cash flows, in particular for a growth Company, management developed a range of possible cash flows and derived a probability-weighted average of the range of possible amounts to determine the expected cash flow.

After deriving the market capitalization and expected cash flow valuations as described above, the Company then applied an equal weighting to each model to derive an overall fair value estimate of the Company. Subsequent to this valuation, the Company compared the implied fair value of goodwill to the carrying amount of goodwill to arrive at the final impairment loss calculation of approximately $1.1 million.

Through December 31, 2001, the Company had recorded accumulated goodwill amortization of $1.7 million. Application of the non-amortization provisions of Statement 142 is expected to result in a reduction of operating expenses of approximately $839,000 ($0.02 per share) for the year ending December 31, 2002.

Net loss and net loss per share, adjusted to exclude amortization of goodwill, and the cumulative effect of a change in accounting principle are as follows:


                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                        ----------------------------   -----------------------------
                                                            2002            2001            2002            2001
                                                        -----------     ------------   -------------    ------------
Reported net loss before cumulative effect of a
  change in accounting principle ...............        $  (527,023)  $  (1,807,019)  $    (247,232)    $  (6,624,454)
Add back: amortization of goodwill .............                 --         209,725              --           629,174
                                                        -----------   -------------   -------------     -------------
Adjusted net loss before cumulative effect of a
  change in Accounting principle ...............           (527,023)      (1,597,294)       (247,232)     (5,995,280)
Cumulative effect of a change in accounting
  principle ....................................                 --               --      (1,088,311)             --
                                                        -----------     ------------   -------------    ------------
Net Loss .......................................        $  (527,023)    $ (1,597,294)  $  (1,335,543)   $ (5,995,280)
                                                        ===========     ============   =============    ============
Basic and diluted loss per share ...............        $     (0.01)    $      (0.08)  $       (0.01)   $      (0.31)
Add back: amortization of goodwill .............                 --              --              --             0.03
                                                        -----------     ------------   -------------    ------------
Adjusted basic and diluted loss per share
  before cumulative effect of a change in
  accounting principle .........................              (0.01)           (0.08)          (0.01)          (0.28)
Cumulative effect of a change in accounting
  principle ....................................                 --               --           (0.03)             --
                                                        -----------     ------------   -------------    ------------
Adjusted basic and diluted net loss per share ..        $     (0.01)    $      (0.08)  $       (0.04)   $      (0.28)
                                                        ===========     ============   =============    ============


Under Statement 142, the Company is required to perform additional tests for impairment of its goodwill annually, beginning with the year ending December 31, 2002. The Company anticipates that this test will be performed in the fourth quarter of 2002 and future years. Any impairment identified during the annual impairment tests will be recorded as an operating expense in the Company's consolidated statement of operations. The Company will continue to utilize the combined market capitalization and expected cash flow approach described above to perform its annual impairment analysis.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

Effective February 7, 2002, the Company granted to its employees options to purchase 5,782,759 shares of Company common stock. The options were granted at $0.10, which was the closing price per share of the Company's common stock on the OTC Bulletin Board on the date of grant. Of the total options granted, options to purchase 4,893,104 shares of Company common stock were granted to certain Company officers and options to purchase 889,655 shares of Company common stock were granted to additional Company employees. Of the options granted to certain Company officers, 13.6% of the shares underlying stock options fully vest six months following the date of grant; 13.6% of the shares underlying stock options fully vest in 12 months following the date of grant; 54.6% of the shares underlying stock options vest after two years following the date of grant, subject to acceleration if certain cash flow targets were met; and 18.2% of the shares underlying stock options vest two years following the date of grant, subject to acceleration if certain market price targets are met with respect to the Company's common stock. As of June 30, 2002, the above-mentioned cash flow targets were met and the shares underlying such stock options became fully vested.

As of September 30, 2002, the Company had 11,206,516 common shares reserved for future issuance related to outstanding stock options and 4,170,000 common shares reserved for future issuance related to outstanding warrants.

NOTE 7 - BANK LINE OF CREDIT

On May 13, 2002, the Company completed a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, the Company may request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of the Company's cash invested with Silicon Valley Bank. As of September 30, 2002, the entire $1.0 million is available to the Company. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus 0.75% and are secured by substantially all of the Company's assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by the Company are due at the end of the Agreement term. The Company's ability to request advances under the Agreement is subject to certain financial and other covenants. As of September 30, 2002, the Company has no advances outstanding.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $0 and $78,000 for the nine months ended September 30, 2002 and 2001, respectively. Refunds received from income taxes amounted to approximately $1.0 million and $2,000 for the nine months ended September 30, 2002 and 2001, respectively.

For the nine months ended September 30, 2002, Participants in the Stock Purchase Plan paid $150,570 for shares purchased through payroll deductions. This amount has been included in cash received from financing activities in the Company's consolidated statement of cash flows. In addition, the remaining receivable from Plan purchases of $64,529 will be included in cash received from financing activities in the Company's consolidated statement of cash flows as the payroll deductions occur during the remainder of 2002.


NOTE 9 - GAIN (LOSS) FROM SALE OF ASSETS AND OTHER

During the second quarter 2002, the Company received a payment of approximately $150,000 related to the termination of a multi-year license and content agreement. Approximately $142,000 of this payment was recorded as income from sale of assets and other in the Company's Consolidated Statement of Operations.


NOTE 10 - SUBSEQUENT EVENT

On or about October 10, 2002, Strategic Performance Fund - II ("SPF-II") commenced an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against the Company alleging breach of two lease agreements. SPF-II is the owner of two buildings in which one of the Company's former affiliated practices, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") has leased office space. The rental obligations run through July 7, 2007, and total approximately $2.8 million, excluding any rental increases during such term or common area maintenance charges. The Company, while under the corporate name of Specialty Care Network, Inc. ("SCN"), entered into an Assignment, Assumption and Release Agreement dated July 8, 1997, under which SCN assumed the obligations of Orthopaedic Management Services, Inc., as Lessee, under its Lease Agreement with the owner and lessor, Park Place Orthopaedic Center II, Ltd. On October 1, 1997, the owner of the leased property sold its interests in the leasehold estates to SPF-II, Inc.

On June 10, 1999, SCN sold the assets of the Park Place practice, including the leasehold interests, back to Park Place. In connection with the lease agreements, SCN entered into an Absolute Assignment and Assumption Agreement with Park Place. Under the Absolute Assignment and Assumption Agreement, Park Place agreed to indemnify SCN in connection with the leasehold obligations. In addition, SCN entered into an Indemnification Agreement with Park Place and the individual physician owners. Under the Indemnification Agreement, the individual physician owners (severally up to their ownership interest in the practice) agreed to indemnify SCN in connection with the leasehold obligations.

On November 5, 2002, Health Grades filed its Answer, Affirmative Defenses and Third-Party Complaint seeking indemnification from each of the physician owners with respect to their several obligations. The Company is in the process of investigating the factual and legal arguments related to the July 8, 1997, Assignment, Assumption and Release Agreement, as well as issues concerning the Indemnification Agreement. The Company is currently unable to determine its potential exposure. The Company will contest its obligations under the Assignment, Assumption and Release Agreement, fully explore SPF-II's obligations to mitigate damages and will vigorously pursue its rights against Park Place and the individual physician owners.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, anticipated future revenues, and anticipated costs to further develop and market our Internet sites are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, particularly under "Risk Factors" in Item 1.

GENERAL

Health Grades is a healthcare quality ratings, information and advisory services company. We grade, or provide the means to assess and compare the quality or qualifications of, various types of healthcare providers. We also provide profile information for a variety of providers and facilities.

We offer services to hospitals that are either attempting to build a brand name reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license the ratings and our trademarks and provide assistance in their marketing programs. For providers who have not received high ratings, we offer quality improvement services.

We provide basic and expanded profile information for a variety of providers and facilities. This information is made available to consumers, employers and health plans to assist them in selecting healthcare providers. The basic profile information is available free of charge on our website, www.healthgrades.com. With respect to certain providers, we offer healthcare quality reports. These reports provide more detailed information than is available free of charge on the healthgrades.com website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional.

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

We recognize revenue related to these arrangements in a straight-line manner over the term of the agreement (typically one year). We follow this method because the primary deliverable under the agreement is the license to utilize our rating over the contract term. In addition, consulting services are performed as requested by the client as needed over the term of the agreement. As we typically receive a non-refundable payment for the contract term upon execution of the agreement, we record the cash payment as deferred revenue that is then amortized on a straight-line basis to revenue over the contract term.

Currently, the Emerging Issues Task Force (EITF) is working to reach a final consensus regarding EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which addresses how to account for multiple-deliverable revenue arrangements and focuses on when a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and if so, how the arrangement considerations should be allocated to the different deliverables or units of accounting. We continue to follow the status of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables and, based on the tentative conclusions reached by the EITF, do not believe the final consensus will have an impact on how we currently account for our SQI agreements.

Goodwill

 In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (Statement 142), effective for fiscal years beginning after December 15, 2001. Under Statement 142, goodwill is no longer amortized but is subject to annual impairment testing. Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and the Company completed the test during the second quarter of 2002. Based upon the results of the test, the Company recorded a charge of approximately $1.1 million in its consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle (See Note 3 to our Consolidated Financial Statements).

Statement 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. As described in Note 3 to our Consolidated Financial Statements, management utilized a market capitalization and expected cash flow valuation approach, giving equal weighting to each method, to derive its overall fair value estimate of Health Grades. Subsequent to this valuation, we compared the implied fair value of goodwill to arrive at the final impairment loss calculation of approximately $1.1 million. The process of determining the fair value of goodwill involved significant subjectivity and judgment. Various judgments were made relating to the methodologies available for determining fair value (including market capitalization, present value analysis, techniques based on multiples of earnings, revenue, etc.), assumptions imbedded in our cash flow analysis, weighting given to the various cash flow analyses generated, as well as overall weighting given to the final combined market capitalization and expected cash flow approach utilized by management.

Although management believes its approach of applying equal weighting to both the market capitalization and expected cash flow valuations was reasonable, applying different weightings to the valuations could have resulted in a range of no impairment charge recorded to an impairment charge of approximately $2.2 million.

CONSOLIDATED STATEMENT OF OPERATIONS PRESENTATION

Beginning with the quarter ended September 30, 2002, the Company made certain modifications to the classification of expenses in the accompanying consolidated condensed statements of operations. The primary changes made were to add line items for cost of ratings and advisory revenue, cost of physician practice management to make certain reclassifications from general and administrative expenses to both sales and marketing and product development.

Cost of ratings and advisory revenue consists primarily of the costs associated with the delivery of services related to the Company's Strategic Quality Initiative ("SQI") program and its Quality Assessment and Improvement ("QAI") program, as well as the costs incurred to acquire the data utilized in connection with these and other products. The Company's SQI program provides business development tools to hospitals that are highly rated by the Company. The Company's QAI program assists hospitals in identifying and implementing quality improvements in selected service lines. The cost of delivery of services relate primarily to the consultants and support staff that deliver the Company's products.

In 2002, cost of physician practice management revenue primarily consists of consulting costs related to the delivery of limited services to physician practices under agreements that expired at various times through September 2002. In 2001, these costs primarily consisted of costs related to litigation with certain former affiliated practices as well as certain consulting costs as described above.

Sales and marketing costs include salaries, wages and commission expenses related to the Company's sales efforts as well as other direct sales and marketing costs. Product development costs relate to the development and support of the Company's website and as well as costs incurred with respect to development of certain components of the Company's ratings and advisory products.

The condensed consolidated statements of operations for the three and nine months ended September 30, 2001 have been reclassified to conform with the current period presentation.


RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three and nine months ended September 30, 2002, ratings and advisory revenue was approximately $1.3 million and $3.6 million, respectively, compared to ratings and advisory revenue of approximately $894,000 and $2.1 million for the three and nine months ended September 30, 2001, respectively. These increases are primarily the result of an increase in the number of hospitals under our strategic quality initiative program. For the third quarter of 2002, approximately 80% of our ratings and advisory revenue was derived from our strategic quality initiative services, compared to 76% for the same period of 2001. In addition, approximately 12% of our ratings and advisory revenue was derived from our quality assessment and improvement services, compared to 5% for the same period of 2001. Finally, 8% of our ratings and advisory revenue was derived from licensing access to our database of healthcare information and other services, compared to 19% for the same period of 2001.

Physician practice service fee revenue. Physician practice service fee revenue is recognized based upon the service agreements between the Company and the physician practices. As of July 2002, all service agreements have expired, we are no longer providing any practice services and we will no longer have any revenue from practice service fees.

Cost of ratings and advisory revenue. For the three and nine months ended September 30, 2002, cost of ratings advisory revenue was approximately 31% of ratings and advisory revenue. For the same periods of 2001, cost of ratings and advisory revenue as a percentage of ratings and advisory revenue was 36% and 44%, respectively. The decrease in 2002 is primarily due to the fact that we renegotiated a data contract at the end of 2001 that reduced our cost to acquire certain data by approximately $350,000 annually.

Sales and marketing. Sales and marketing costs decreased from $883,000 for the three months ended September 30, 2001 to $602,000 for the same period of 2002, and from $2.5 million to $1.6 million for the nine months ended September 30, 2001 and 2002, respectively, primarily due to personnel reductions that occurred in the second half of 2001.

General and administrative expenses. For the three and nine months ended September 30, 2002, general and administrative expenses were $489,000 and $1,554,000, respectively. For the same periods of 2001, general and administrative expenses were $774,000 and $3,191,000, respectively. Contributing to these decreases was a significant reduction in salaries and wages expenses in 2001, due to certain voluntary and involuntary employee reductions during 2001. Professional fees also decreased substantially as a result of cost reductions made to areas such as consulting, legal and investor relations. During the second quarter of 2001, we also incurred a non-recurring financing fee of approximately $146,000. Finally, we decreased costs in several additional areas as a result of a cost reduction effort initiated during 2001.

Amortization of goodwill. Due to the non-amortization provisions of Statement 142, we did not record amortization expense related to goodwill for the three and nine months ended September 30, 2002, while we incurred approximately $210,000 and $629,000, respectively, in amortization expense for the same periods of 2001.

Income on sale of assets and other. For the nine months ended September 30, 2002, we recorded a gain of approximately $142,000 related to the termination of a multi-year license and content agreement.

Cumulative effect of a change in accounting principle. Based upon the results of the transitional impairment test performed on our goodwill as required by Statement 142, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had working capital of approximately $233,000, an increase of approximately $72,000 from $161,000 as of December 31, 2001. For the first nine months of 2002, cash flow used in operations was approximately $20,000 compared to $3.5 million used in operations for the same period of 2001. This decrease in cash flow used in operations is due principally to a decrease in our net loss from approximately $6.6 million for the nine months ended September 30, 2001 to a net loss of approximately $1.3 million for the same period of 2002. Included in the net loss amount for the nine months ended September 30, 2002 is a charge related to the cumulative effect of a change in accounting principle of approximately $1.1 million (See Note 3 to our Consolidated Financial Statements) and an income tax refund received of approximately $1.0 million (See Note 4 to our Consolidated Financial Statements).

On May 13, 2002, we completed a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of September 30, 2002, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75%. and are secured by substantially all of the Company's assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of September 30, 2002, we have no advances outstanding.

During the second quarter of 2002, we resolved a dispute with respect to one of our license and content agreements. In exchange for the termination of the agreement, we received a payment of $150,000 during the second quarter.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may be required to draw on the credit line available under the Agreement described above, and/or raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, we typically receive a non-refundable payment for the contract term upon execution of our strategic quality initiative agreements. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements. Our current operating plan includes growth in new sales from our strategic quality initiative and quality assessment and improvement agreements. For the reasons described above, failure to achieve our new sales plan would have a material negative impact on our financial position and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

ITEM 4. CONTROL PROCEDURES

Kerry R. Hicks, our President and Chief Executive Officer, and Allen Dodge, our Senior Vice President-Finance and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this report in accordance with Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on their evaluation, they have concluded that our disclosure controls and procedures provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms

There were no significant changes in our internal controls or in other factors that could affect these controls subsequent to the evaluation described above.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On or about October 10, 2002, Strategic Performance Fund - II ("SPF-II") commenced an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, against us alleging breach of two lease agreements. SPF-II is the owner of two buildings in which one of our former affiliated practices, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") has leased office space. The rental obligations run through July 7, 2007, and total approximately $2.8 million, excluding any rental increases during such term or common area maintenance charges. While under the corporate name of Specialty Care Network, Inc. ("SCN"), we entered into an Assignment, Assumption and Release Agreement dated July 8, 1997, under which we assumed the obligations of the owner and Lessor, Orthopaedic Management Services, Inc., as Lessee, under its Lease Agreement with Park Place Orthopaedic Center II, Ltd. On October 1, 1997, the owner of the leased property sold its interests in the leasehold estates to SPF-II, Inc.

On June 10, 1999, we sold the assets of the Park Place practice, including the leasehold interests, back to Park Place. In connection with the lease agreements, we entered into an Absolute Assignment and Assumption Agreement with Park Place. Under the Absolute Assignment and Assumption Agreement, Park Place agreed to indemnify us in connection with the leasehold obligations. In addition, we entered into an Indemnification Agreement with Park Place and the individual physician owners. Under the Indemnification Agreement, the individual physician owners (severally up to their ownership interest in the practice) agreed to indemnify us in connection with the leasehold obligations.

On November 5, 2002, we filed our Answer, Affirmative Defenses and Third-Party Complaint seeking indemnification from each of the physician owners with respect to their several obligations. We are in the process of investigating the factual and legal arguments related to the July 8, 1997, Assignment, Assumption and Release Agreement, as well as issues concerning the Indemnification Agreement. We are currently unable to determine our potential exposure. We will contest our obligations under the Assignment, Assumption and Release Agreement, fully explore SPF-II's obligations to mitigate damages and will vigorously pursue our rights against Park Place and the individual physician owners.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - The following exhibits are being filed as part of this quarterly report on Form 10-Q.

         99.1 -- Certificate of the CEO of Health Grades, Inc. pursuant to Title 18, Section 1350 of the United States Code.

         99.2 -- Certificate of the CFO of Health Grades, Inc. pursuant to Title 18, Section 1350 of the United States Code

    (b) Reports on Form 8-K - During the period covered by this report, the Company did not file any reports on Form 8-K with the Commission.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             HEALTH GRADES, INC.

Date: November 14, 2002      By: /s/ ALLEN DODGE
                                 -----------------------------------------------
                                 Allen Dodge Senior Vice President - Finance and Chief Financial Officer

                                 CERTIFICATIONS

I, Kerry R. Hicks, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Health Grades, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:         11/14/02
         ---------------------------


/s/ KERRY R. HICKS
------------------------------------
[Signature]
President and Chief Executive Officer

I, Allen Dodge, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Health Grades, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:       11/14/02
         ---------------------------


 /s/ ALLEN DODGE
------------------------------------
[Signature]
Senior Vice President - Finance and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                           Description
-------                          -----------

99.1    -- Certificate of the CEO of Health Grades, Inc. pursuant to
           Title 18, Section 1350 of the United States Code.

99.2    -- Certificate of the CFO of Health Grades, Inc. pursuant to
           Title 18, Section 1350 of the United States Code