Form 10-K
period 2002-12-31
HEALTH GRADES INC
filed 2003-04-11
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     FISCAL YEAR ENDED DECEMBER 31, 2002 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 28, 2002, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $724,305. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 31, 2003 there were 36,406,649 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                TABLE OF CONTENTS

                                     PART I
Item 1.   Business...........................................................  2
Item 2.   Properties......................................................... 20
Item 3.   Legal Proceedings.................................................. 21
Item 4.   Submission of Matters to a Vote of Security Holders................ 21

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
              Stockholder Matters...........................................  22
Item 6.   Selected Financial Data............................................ 23
Item 7.   Management's Discussion and Analysis of Financial Condition And
              Results of Operations.......................................... 23
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......... 28
Item 8.   Financial Statements and Supplementary Data........................ 28
Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure........................................... 28

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant................. 29
Item 11.  Executive Compensation............................................. 29
Item 12.  Security Ownership of Certain Beneficial Owners and Management..... 29
Item 13.  Certain Relationships and Related Transactions..................... 29
Item 14.  Controls and Procedures............................................ 30


                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K... 31


This Report contains forward-looking statements that address, among other things, the availability of healthcare data, the generation of increased revenues, potential equity and/or debt financing. These statements may be found under "Item 1-Business," "Item 1-Risk Factors," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Report generally. We generally identify forward-looking statements in this report using words like "believe," "intend," "expect," "may," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: the failure of the Company to generate increased revenues or the inability of the Company to raise additional financing. In addition, other factors that could cause actual events or results to differ materially from those discussed in the forward looking statements are addressed in "Item 1-Risk Factors" and matters set forth in the Report generally. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

Item 1. Business.

                                    BUSINESS

OVERVIEW

     Health Grades, Inc. ("HealthGrades") provides healthcare ratings, advisory services and other healthcare information. We grade, or provide the means to assess and compare the quality or qualifications of, various types of healthcare providers. Our customers include healthcare providers, employees, health plans, insurance companies and consumers.

     We provide ratings or profile information relating to the following healthcare providers:

          - 5,000 hospitals according to specialty (cardiac surgery, cardiology, orthopedic surgery, neurosciences, pulmonary, vascular surgery and obstetrics);

          -    620,000 physicians in over 70 specialties;

          -    17,000 nursing homes;

          -    7,800 home health agencies;

          -    3,000 hospice programs; and

          - 300 fertility clinics that provide assisted reproductive technology (ART) services.

     We offer services to hospitals that are either attempting to build a reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. For hospitals that have not received high ratings, we offer quality improvement services.

     We also provide basic and expanded profile information on a variety of providers and facilities. We make this information available to consumers, employers and health plans to assist them in selecting healthcare providers. The basic profile information is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to certain healthcare providers. These reports provide more detailed information than is available free of charge on our website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional (for example, medical professional underwriter).

     We provide online integrated healthcare quality services for employers, health plans and other organizations that license access to our database of healthcare providers.

     We have also entered into strategic arrangements with other service providers, including GeoAccess and J.D. Power & Associates, in an effort to increase our name recognition and market presence, as well as enhance our service offerings.

HEALTHCARE INFORMATION; HEALTHGRADES.COM

     We compile comprehensive information regarding various healthcare providers and distill the information to meet the requirements of consumers, employers, health plans and other customers. We provide certain information for no charge on our healthgrades.com Internet site. Our revenues are generated, in part, through the provision of healthcare information derived from our database in a manner that can be useful to employers, health plans and others.

     Healthgrades.com is a comprehensive healthcare information website that provides rating and other profile information regarding a variety of providers and facilities. Our goal is to provide comprehensive, objective healthcare ratings and profiles to assist consumers in making the most informed decisions regarding their health and that of their families.

     We distinguish the healthgrades.com website from most other healthcare information websites based on the nature of the information we provide. Most other healthcare information websites provide general information regarding specific diseases, conditions or procedures. Healthgrades.com, in contrast, provides information to assist the user in finding quality care or a quality provider, using our rating and profile information. However, we do not endorse any particular provider or facility. We strive to provide unbiased ratings regarding the quality of providers and facilities by developing proprietary algorithms or other methodologies and applying them to a number of databases used on our ratings website.

     We provide information on our healthgrades.com website through the sections described below. As noted above, the data used to compile information for our website also provides the more comprehensive information and reports we make available for a fee.

     Hospital Report Cards(TM) - This page provides a list of hospitals and ratings for the hospitals with respect to different medical procedures or diagnoses chosen by the user. Information with regard to procedures and diagnoses is provided in the following areas:

     -    cardiac;

     -    orthopaedics;

     -    neurosciences;

     -    neurosurgery;

     -    pulmonary/respiratory;

     -    obstetrics; and

     -    vascular surgery.

     For each particular diagnosis or procedure chosen by the user, other than those relating to obstetrics, we provide a rating system of five stars, three stars or one star (five stars is the highest rating; one star is the lowest) with regard to the performance of the majority of hospitals in the United States. We base all of our ratings, except ratings on obstetrics, on three years of MEDPAR (Medicare Provider Analysis and Review) data that we purchase from the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration), known as CMS. The MEDPAR database contains the inpatient records of all Medicare patients. We apply proprietary algorithms to the MEDPAR data to account for variations in risk in order to make the data comparable from hospital to hospital. Generally, approximately 70% to 80% of hospitals studied are classified as three stars. The three star rating is applied when there is very little difference, statistically speaking, between a hospital's predicted and actual performance. Approximately 10% to 15% of hospitals are rated five stars, which means that their performance is better than expected on a statistically significant basis. Approximately 10% to 15% of hospitals are rated one star, meaning that their performance was worse than expected on a statistically significant basis.

     For our obstetrics ratings, which also are subject to the five star rating system, we use state all-payor files from 18 individual states derived from the inpatient records of persons who utilize hospitals in those states. The 18 states represented on the site are: Arizona, California, Florida, Iowa, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Texas, Utah, Vermont, Virginia, Washington, and Wisconsin. We believe that these 18 states are the only states with sufficient data for use on our website. This data represents all discharges for the 18 states over a three-year period set from 1998-2000, with the exception of Iowa (2000 only), Illinois (1999 and 2000 only), North Carolina (1999 and 2000 only) and Texas (1999 and 2000 only). We analyzed the following factors for each hospital within the 18 all-payor states:

     - Actual complication rates from vaginal and cesarean section single birth deliveries;

     -    Volume of vaginal and cesarean single birth deliveries; and

     -    Presence of neonatal intensive care unit (NICU).

     Hospitals are assigned a score in respect of each of the factors. Volume for vaginal and cesarean single birth deliveries was ordered into tenth percentile groups by state with the highest volume percentile group in each state receiving a value of 10 and the lowest volume percentile group in each state receiving a value of 1. Complication rates were placed into tenth percentile groups by state. The highest complication rate percentile group in each state received a value of 1 while the lowest complication rate percentile group in each state received a value of 10. The presence of a NICU was assigned a value of 10 while no NICU was assigned a value of 1. We then developed a system that assigned a weight to each factor based on its importance to the quality of obstetric care in the hospital. These weightings were developed by interviewing a group of obstetricians who had an average of 17 years of practice experience. Each factor's score was multiplied by its percentage weight and then summed to create an overall score. The top 30% of hospitals (in the 18 states) receive five stars, the middle 40% receive three stars and the bottom 30% receive one star.

Nursing Home Report Cards(TM) - This page provides rankings of the performance of nursing homes across the United States that were Medicare or Medicaid certified and active in these programs. In preparing the ratings, we analyzed licensing survey data from CMS's Online Survey Certification and Reporting (OSCAR) database and complaint data from CMS's Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. Nursing homes whose most recent survey date was more than 20 months prior to the date the data was received by HealthGrades were not included in the analysis. Stand-alone Medicare and/or Medicaid nursing homes were analyzed apart from Medicare, hospital-based nursing homes. We did not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey were not included in our analysis. The ratings were assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations in the states' survey process and results.

     In conjunction with a group of nursing home professionals (which included nursing home administrators, a physician, long-term care ombudsmen, a nurse consultant and others), we developed a proprietary scoring system that translated the scope and severity of each deficiency into a numerical value. A low numerical value indicated a deficiency that was not severe (no actual harm to the resident) and isolated (involved very few residents) in scope. A high numerical value indicated a deficiency that was very severe (actual harm to the resident) and was widespread throughout the nursing home. Each nursing home received several scores from the analysis of licensing surveys and complaint surveys. We then performed a statistical analysis of these scores that produced a weight for each area. The weighted scores were summed to produce an overall score for each nursing home. Based upon the overall score, the best 30% of nursing homes received five stars, and the middle 40% of nursing homes received three stars.

Home Health Report Cards(TM) - This page provides rankings of the performance of Medicare certified home health agencies across the United States. Home health agencies provide health and social services to persons at their homes. These persons are recovering from an illness or injury or require assistance with daily needs such as eating, dressing and bathing. We rate home health agencies based upon data provided by CMS. Information is derived from complaint surveys and licensing surveys. Complaint surveys are conducted by a state survey team in response to one or more complaints about a home health agency. Licensing surveys are surveys completed for Medicare certification. The licensing survey information is derived from individual state agencies, which enter the information into the OSCAR database. These surveys generally occur every 36 months, but may occur more frequently based on the results of the previous survey. Home Health Report Cards(TM) is updated annually, and currently reflects May 2002 OSCAR data (the next data update will occur mid-2003). In preparing the ratings, we reviewed survey information from the most recent licensing surveys and a maximum of four complaint surveys of home health agencies. Only home health agencies that were active in the Medicare program during this time period were included in the analysis. Specifically, we utilized the following elements to capture the quality of care and operational stability of each home health agency:

     -    Complaint surveys (two elements):

          -    Number of complaint surveys within the last four years

          - Number of complaint surveys dated within six months of each other;

     - Condition level deficiencies (very serious deficiencies that may give cause for penalties or de-certification by Medicare) (four elements) - Number of condition level deficiencies on each of the past four surveys;

     - Standard level deficiencies (non-serious deficiencies that require a plan for correction) (four elements) - Number of standard level deficiencies on each of the last four surveys;

     - Condition level deficiencies reported on both the most recent and prior survey;

     - Standard level deficiencies reported on both the most recent and prior survey;

     - Surveyor's summary score on the quality of care during the most recent survey;

     -    Years in operation; and

     -    Ownership changes as compared to years in operation.

     Working with a group of healthcare professionals whose area of expertise is home healthcare; we developed a proprietary weighting system that translates the elements detailed above into numeric scores. Home health agencies were sorted by state based upon the overall score. The top 30% of home health agencies in each state received five stars, the middle 60% received three stars and the bottom 10% received one star. As is the case with nursing homes, the ratings were assigned on a state-by-state basis, rather than nationally, because the surveys from which information is derived on the OSCAR database are conducted by state agencies, and there may be variations in the states' survey process and results. In addition, our site provides specific information with regard to particular deficiencies found in the surveys.

Hospice Report Cards(TM) - This page differs from some of our other report card pages in that it does not provide ratings. Instead, it provides users with the means to assess hospice programs across the United States that participate in Medicare. The data on our Hospice Report Card site is purchased from CMS, and is derived from their Provider of Service ("POS") file. The POS file contains data on every hospice program that participates in Medicare. Hospice services are categorized as "provided by staff" and "provided under arrangement." "Provided by staff" refers to a hospice service that is performed by an employee or staff member of the hospice, whereas "provided under arrangement" refers to a service that is delegated to a healthcare provider other than a hospice employee or staff member. For example, if a hospice program does not employ a physical therapist, but a patient requires physical therapy, the organization might contract with an independent physical therapist to provide this service. In addition, hospice services are categorized as "core services" or "non-core services." Core services, as defined in the POS file, are important, basic elements of hospice care that are crucial to virtually every hospice patient and their family. These services include the following:

     - nursing care provided by or under the supervision of a registered nurse;

     -    medical social services provided under the direction of a physician;

     -    physician services; and

     -    counseling.

     Non-core services are also important to high-quality hospice care, but each non-core service may be inappropriate or unnecessary for every hospice patient. Non-core hospice services, as defined in the POS file, include:

     -    physical therapy;

     -    occupational therapy;

     -    speech pathology;

     -    home health aide;

     -    homemaker services;

     -    medical supplies; and

     -    short-term inpatient care.

     Hospice report cards provide users with a list of hospices from which they can refine their search based upon the following criteria:

     - whether the program provides nursing care directly by hospice employees;

     - whether the program provides medical social services directly by hospice employees;

     - whether the program provides physician services directly by hospice employees;

     -    whether the program provides counseling directly by hospice employees;
          and

     -    whether the program provides all non-core hospice services.

     Fertility Clinic Report Cards(TM) - Like our Hospice Report Card pages, this page differs from our other report card pages in that it does not provide ratings. Instead, it provides users with the means to assess fertility clinics across the United States. Information on healthgrades.com presently represents one year of assisted reproductive technology ("ART") data. ART is defined as any clinical treatment or procedure that involves the handling of human eggs and sperm to help a woman become pregnant. Types of ART include IVF (in vitro fertilization), GIFT (gamete intrafallopian transfer), ZIFT (zygote intrafallopian transfer), egg or embryo donation and surrogate birth.

     The ART data on the healthgrades.com website is acquired from an annual report published by the National Center for Chronic Disease Prevention and Health Promotion of the Centers for Disease Control and Prevention ("CDC"), the American Society of Reproductive Medicine, the Society for Assisted Reproductive Technology ("SART") and RESOLVE, a national consumer group for men and women facing infertility. Fertility clinics in the United States are required to provide ART data to SART, and information for over 300 fertility clinics are represented in the CDC/SART report.

     Each fertility clinic profile consists of the following five elements:

     -    General information (contact information for each facility);

     - Program characteristics, including whether the clinic accepts single women and gestational carriers (women who carry children for other women), whether the clinic utilizes a donor egg program and whether the clinic is a member of SART;

     - Percentage of facilities nationwide that have designated program characteristics;

     - Type of ART (each fertility clinic's ART procedures (e.g., % of procedures using IVF) compared to the national average);

     - Patient diagnosis (individual clinic patient diagnoses compared to the national average); and

     - Pregnancy success rates (individual clinic pregnancy success rates in four age categories compared to the national average). For each age category, success rates are provided for three types of ART cycles: cycles that utilize fresh embryos from non-donor eggs, cycles that utilize frozen embryos from non-donor eggs, and cycles that utilize donor eggs.

     Provider Profiles - In addition to the report card sections, we provide profiles containing information with regard to the following providers or facilities:

     - Physicians - The physician data provides a list of physicians by specialty based on geographic criteria selected by the user. Physician information provided by HealthGrades includes primary and secondary specialty areas, medical school attended, years since medical school, address, telephone number, and maps. For a fee, we also provide board certification, hospital affiliation and federal or state medical board sanction information. The directory contains detailed profiles for more than 620,000 physicians.

     - Hospitals -- The hospital profile database includes a directory of almost every hospital in the U.S. The directory contains detailed profiles and maps for more than 5,000 hospitals;

     - Children's Hospitals -- The children's hospital profile database is an online directory of every Medicare-licensed children's hospital in the U.S. The directory contains detailed profiles and maps for more than 70 children's hospitals;

     - Chiropractors - HealthGrades Chiropractor Profiles is an online directory that contains detailed profiles and maps for more than 60,000 chiropractors in the United States;

     - Assisted living residences - HealthGrades Assisted Living Profiles is on online directory that contains detailed profiles (including accreditation information) and maps for more than 21,000 residences in the United States;

     - Mammography facilities - HealthGrades Mammography Facility Profiles is an online directory that contains detailed profiles and maps for more than 10,000 facilities in the United States;

     - Acupuncturists - HealthGrades Acupuncturist Profiles is an online directory that contains detailed profiles and maps for more than 800 acupuncturists in the United States;

     - Naturopathic physicians - HealthGrades Naturopathic Physician Profiles is an online directory that contains detailed profiles and maps for more than 700 naturopathic physicians in the United States;

     - Birth centers - HealthGrades Birth Center Profiles is on online directory that contains detailed profiles (including accreditation information) and maps for more than 70 facilities in the United States;

     - Emergency Centers -HealthGrades Emergency Services Profiles includes detailed profiles of over 10,000 hospital emergency rooms, rural health clinics and federally-qualified community health centers;

     - Cancer Centers - HealthGrades Cancer Center Profiles is an online directory of cancer facilities designated by the National Cancer Institute as comprehensive or clinical cancer centers. The directory contains detailed profiles that include contact information, disease specializations, clinical trials, patient support programs, screenings and prevention programs and maps for over 50 cancer centers.

INFORMATION AND RELATED SERVICES FOR HOSPITALS, EMPLOYERS, HEALTH PLANS, PROFESSIONALS AND CONSUMERS

     The information provided on our healthgrades.com website, and the database from which this information is derived, forms the basis of our marketing efforts. While certain information is provided free of charge on our website, we seek to generate revenues from hospitals and other providers, as well as employers, health plans and consumers as described below:

SERVICES FOR HOSPITALS - We offer a Strategic Quality Initiative(TM) (SQI) program, a Quality Assessment and Improvement(TM) (QAI) program and a Ratings Quality Analysis Program(TM) (RQA) for hospitals. As our programs are targeted toward specific areas (for example, Cardiac, Neurosciences, etc.) some of our hospital customers choose to work with us utilizing our SQI programs for their higher rated areas and utilizing our QAI and RQA programs for their lower rated areas. As of March 22, 2003, over 130 hospitals have joined our SQI program, QAI program or RQA program.

     SQI Program. We offer the SQI program to highly rated providers only after our ratings are completed; we do not adjust our ratings based on whether a provider is willing to license with us.

     Marketing. The SQI program provides business development tools to hospitals that are highly rated on our website. Under our SQI program, we license the commercial use of the HealthGrades corporate mark, applicable data and multiple marketing messages that may be used by hospitals to demonstrate third party validation of excellence, including:

     - HealthGrades' name, logo, stars and current ratings data including performance score o National designation (i.e., Top 5% in the Nation, Top 10% in the Nation) as applicable;

     -    State rank (i.e., Best in State, Best in Region) as applicable;

     -    Marketing messages developed and approved by HealthGrades; and

     -    Ratings comparisons developed and approved by HealthGrades.

The license may be in a single service line (for example, Cardiac) or multiple service lines (for example, Cardiac, Neuroscience and Orthopaedics). In addition, the SQI program provides ongoing access to HealthGrades' marketing service and resources, tailored to the hospital's specific needs, and includes:

     - Assistance in the creation and distribution of marketing/public relations communications;

     - Communication tools, such as press releases, that are customized as needed;

     - A comprehensive reference guide with sample client marketing material, template letters, electronic artwork and detailed descriptions of our ratings methodology;

     - "Award" certificates and posters recognizing the client as a Five Star provider of services; and

     - Customized web site ("Quality Net") for access to HealthGrades' library, which includes case studies regarding HealthGrades' clients; sample marketing materials, including print, television and radio ad samples; and direct access to HealthGrades logos which can be downloaded for immediate use and Ratings Quality Analysis for the licensed service line(s), described below.

     RQA Programs. We also assist hospitals in measuring the success of their quality efforts utilizing our team of in-house healthcare consultants. Either purchased as a stand-alone product, or as part of the SQI program, HealthGrades provides an on-site presentation to administrative, physician and quality improvement staff regarding an annual comprehensive quality analysis of the hospital's identified weaknesses and potential areas for improvement within the service line(s) licensed by the hospital. This analysis includes:

     -    National and Five Star performer benchmarks;

     -    Analysis of the hospital's annual actual and predicted outcome data;

     - Risk adjusted analysis and comparison of hospital's documented and coded risk factors;

     - Risk adjusted analysis and comparison of hospital's documented and coded complications;

     - Summary analysis presenting key observations and recommendations for overall improvement; and

     - An annual regional performance comparison to assist hospitals in identifying competitive trends.

     QAI Program. Our QAI program is principally designed to help a hospital measure and improve the quality of its care in particular areas where it has lower ratings. Using our database and focusing on a particular hospital's information and ratings we can help identify areas to improve quality and measure how well the hospital performs relative to national and regional best practices. Detailed quality comparisons are also available at the hospital, physician group and individual physician level. Our consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis. Under our QAI program, hospitals will receive the following services with respect to the service line(s) licensed from us:

- detailed analysis of the last two years of the hospital's Medicare and all payer-data, including risk adjusted analysis and comparison of the hospital's:

          - annual actual and predicted mortality data for various hospital procedures;

          - documented and coded risk factors for various hospital procedures; and

          - documented and coded complications for various hospital procedures;

-    comparison of all data by physician and physician group when appropriate;

-    provision of updated data on a quarterly basis;

- consultation with key administrative and hospital staff, key physicians and quality improvement team and implementation groups during every on-site visit

SERVICES FOR EMPLOYERS, HEALTH PLANS AND OTHERS - We license access to, and customize our database for employers, health plans and others. Depending on the client's needs, we can customize our content for the intended users (for example, health plan members who are affiliated with the health plan). Some of the healthcare quality information available to our customers and their web users includes:

     Physicians

     Profiles of over 620,000 practicing physicians in the nation that include:

     -    Sanction database for every state except HI, SD, DC;

     -    Board certification status by specialty;

     -    Hospital affiliations; and

     -    Medical school.

     Hospitals

     Profiles of every hospital in the nation that include:

     -    Ratings based on outcomes for the most current three-year data set;
          and

     - Ratings by procedure or diagnosis in the six areas addressed by our Hospital Report Cards.

     Nursing Homes

     Profiles of every Medicare/Medicaid - licensed nursing home in the nation that include:

     -    Ratings based on health and complaint surveys over the last four years

     -    Benchmark data to help evaluate risk; and

     -    Detailed deficiency information.

HEALTHCARE QUALITY REPORTS FOR PROFESSIONALS - We offer comprehensive quality information to organizations in need of current and historical quality information on nursing homes and hospitals. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.

     Nursing Home Quality Reports for Professionals(TM) - Our primary customers for our Nursing Home Quality Reports for professionals are medical professional liability underwriters and other organizations. We currently offer three categories of reports on nursing homes. Our Nursing Home Quality Report for Professionals contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, complaint and life safety surveys. Our Executive Summary is a three-page report, which summarizes this information. Our Risk Assessment is a two to three page textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.

     Hospital Reports for Professionals(TM) - Our Hospital Reports contain detailed information on ownership, services provided and clinical performance outcomes. Some of the features of our reports include:

     - Risk and severity-adjusted performance measures for cardiac, neuroscience, vascular, orthopaedics, pulmonary and obstetrics procedures and diagnoses;

     -    Comparative statistics and state/national benchmarks;

     -    Infections, complication and mortality rates; and

     - "Cases At Risk" analysis, which projects how many cases are likely to have adverse outcomes based upon our proprietary mortality or complication rate analysis.

In addition to the information contained in our Hospital Reports, we offer access to a selection of public record reports to further assess risk, such as:

     - Business information, including bankruptcies, liens, judgments, credit reports, corporate records and federal employer identification numbers;

     -    Background checks on administrators and officers and directors; and

     -    Media searches.

     Physician Reports for Professionals(TM) - Our Physician Reports contain detailed information on a physician's demographics, which include:

     -    Education history;

     -    Professional licensing history;

     -    Board certifications;

     -    State medical board and Medicare sanction history;

     -    Hospital and health plan affiliations;

     - Our quality ratings for each hospital with which the physician is affiliated; and

     -    Bankruptcies, liens and judgments.

     We also offer credit reports and civil and criminal records checks in separate reports.

HEALTHCARE QUALITY REPORTS FOR CONSUMERS - We offer comprehensive quality information to consumers that provides current and historical quality information on hospitals and nursing homes in more detail than is available on our website. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.

     Hospital Quality Reports for Consumers(TM) - Our Hospital Quality Reports for Consumers include:

     -    All procedures and diagnoses rated by HealthGrades for the hospital;

     - Survey data prepared in connection with The Leapfrog Group (described below); and

     -    HealthGrades' methodology and helpful hints for choosing a hospital.

     Nursing Home Quality Reports for Consumers(TM) - Our Nursing Home Quality Reports for Consumers include:

     -    Our rating for the particular nursing home;

     - Health survey history with descriptions and severity of the deficiencies for the last four licensing surveys;

     -    Instances of repeated deficiencies;

     -    How the nursing home compares to others in the state; and

     -    Our methodology and helpful hints for choosing a nursing home.

     Physician Quality Reports for Consumers(TM) - Our Physician Quality Reports for Consumers include:

     -    Board certification information;

     - State and federal sanction information within the last 5 years (if any);

     -    Name and address of hospital affiliation(s);

     -    Name of health plan affiliation(s);

     - National comparative statistics in board certification and sanction activity about physicians in the same specialty field; and

     -    Information on how to choose a physician with a checklist and guide.

ARRANGEMENTS WITH OTHER SERVICE PROVIDERS

     We have also entered into arrangements with other service providers in an effort to increase name recognition and market presence, as well as enhance our service offerings. The following is a summary of our current arrangements for the provision of joint product offerings.

     Distinguished Hospital Program(TM) with J.D. Power and Associates. In August 2002, we entered into an agreement with J.D. Power and Associates to offer a Distinguished Hospital Program, which is designed to validate and recognize hospitals that perform at notably high levels utilizing J.D. Power and Associates' customer satisfaction data and HealthGrades' clinical quality data. Under this program, hospitals may be concurrently or separately recognized and awarded for exceptional clinical performance and for the provision of "outstanding patient experience." The first component of this program, clinical excellence recognition, is provided by HealthGrades and developed thorough detailed, risk-adjusted analysis of up to three years of actual and predicted hospital mortality data and documented coded risk factors, in addition to documented and coded complications in specialty areas, based on our Hospital Report Cards methodology. The second component of the program, service excellence recognition, is provided by J.D. Power and Associates and is obtained by surveying a random sample of patients who have recently experienced a hospital stay and comparing the results with those from a nationally representative patient experience study. The Distinguished Hospital Performance Program offers hospitals that receive recognition the ability to enter into a license agreement to reference the awards in future advertising and marketing efforts. To enhance the visibility, understanding and appreciation of the available awards, HealthGrades and J.D. Power and Associates provide the following support:

     -    onsite strategic marketing and communication consulting;

     -    advertising and press release samples;

     -    electronic artwork;

     - links to both the J.D. Power and Associates and HealthGrades web sites; and recognition of the award posted on both the J.D. Power and Associates and HealthGrades web sites.

GeoAccess/HealthGrades Quality Rating Suite. We have developed a suite of web-based decision support tools for consumers referred to as our Quality Ratings Suite. Included in this product offering are our Hospital, Physician and Nursing Home Quality Reports for Professionals, which provide online applications designed to help users select the best healthcare provider to suit their needs. We have entered into an arrangement with GeoAccess, Inc., a company affiliated with Ingenix, Inc., to market our Quality Ratings Suite to managed care organizations, health plans, employers and benefit management companies through GeoAccess' sales and marketing teams. GeoAccess provides much of the physician data included in our Quality Ratings Suite, which combines access to HealthGrades quality ratings and The LeapFrog Group Patient Safety Survey information. (The Leapfrog Group, a consortium of more than 90 Fortune 500 companies and other large private and public healthcare purchasers, began a national effort in November 2000 to reward hospitals for advances in patient safety and to educate employees, retirees, and families about the importance of hospitals' efforts in this area. The Leapfrog Group's Survey assesses the extent to which urban, acute care hospitals in selected regions of the U.S. currently meet or are striving to implement three patient safety practices: Computer Physician Order Entry, Evidence-Based Hospital Referral and ICU Physician Staffing.) In addition, under the GeoAccess/HealthGrades Quality Rating Suite, customers are offered project management, information technology, user support and communications services (for example, materials to inform users of the GeoAccess/HealthGrades Quality Rating Suite and how to access the information). The Quality Rating Suite also includes the following applications:

     -    integrated search within online physician and hospital directory;

     - risk severity adjusted mortality/complication rates by procedures/diagnoses;

     -    hospital comparison tools;

     -    search by geography, procedure/diagnoses and consumer preference;

     -    downloadable hospital quality reports;

     -    nursing home ratings;

     -    leading physician ratings; and

     - additional customization (user interface or additional data, such as state and local data).

COMPANY HISTORY

     We were incorporated in Delaware in December 1995 under the name Specialty Care Network, Inc. Upon commencement of operations in 1996, we were principally engaged in the management of physician practices engaged in musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and connective tissues. Through March 31, 1998, we entered into comprehensive affiliation arrangements with 21 practices including 164 physicians. Due to difficulties in the physician practice management industry in general, and with respect to our affiliated physician practices in particular, we terminated or restructured our arrangements with various physician practices. As a result, the scope of our physician practice management business became increasingly limited in subsequent years, particularly after a restructuring of our arrangements with nine practices in June 1999, and ceased entirely in September 2002.

     During 1998, we began to focus on the provision of healthcare information through the establishment of our healthcare provider quality ratings and profile information, which we first introduced on our website. Since that time, we have expanded the scope of our healthcare information services to encompass the additional services described above.

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

     We face competition with respect to our service offerings to employers, health plans, consumers and others from companies that provide online information and decision support tools regarding healthcare providers and physicians. There are several companies that currently offer online healthcare information and support tools such as Subimo, SelectQualityCare and Doctor Quality. We believe that the ability to provide accurate and comprehensive healthcare information in a manner that is cost-effective to the client is the principal factor that affects competition in this area.

     We face competition on our nursing home quality reports with companies such as CareScout, which provide ratings of nursing homes and charge professionals and consumers for this information.

GOVERNMENT REGULATION

     The delivery of healthcare services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of healthcare services. The focus of Federal regulation of healthcare businesses and professionals is based primarily upon their participation in the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with Federal funds. State jurisdiction is based upon its financing of healthcare as well the states' authority to regulate and protect the health and welfare of its citizens.

     A provision of the federal Social Security Act, commonly known as the Medicare/Medicaid Anti-kickback Law, prohibits kickbacks, rebates and bribes in return for referrals. This law provides an extremely broad base for finding violations. Indeed, any remuneration, direct or indirect, offered, paid, solicited, or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicare, or a state healthcare program (Medicaid) could be considered a violation of law. The language of the Anti-Kickback Law also prohibits payments made to anyone to induce them to "recommend purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in part" by Medicare. Similar laws exist in most states.

     To provide more direct guidance on the interpretation of the anti-fraud and abuse provisions, the Office of the Inspector General, or OIG, of the Centers for Medicare and Medicaid Services ("CMS", formerly HCFA) has developed regulations regarding what types of business arrangements are not to be considered violative of the law and to develop criteria to be applied to any new arrangement to determine whether it is acceptable under the law. The regulations feature certain "Safe Harbors" addressing activities that may be technically violative of the act, but are not to be considered as illegal when carried on in conformance with the proposed regulation. The OIG has also set forth specific procedures by which the Department of Health and Human Services, through the OIG, in consultation with the Department of Justice (DOJ), will issue advisory opinions to outside parties regarding the interpretation and applicability of anti-kickback and certain other statutes relating to Federal and State healthcare programs.

     Whenever an arrangement exists with an entity capable of providing services reimbursed by Medicare or Medicaid, the arrangement must be analyzed to determine if the Anti-kickback Law is implicated (i.e., can the arrangement be characterized as involving remuneration intended to induce referrals or the provision of covered services). Because our customers will, in some instances, be healthcare providers, we must be mindful of the anti-kickback laws; that is, we want to be sure that any payments to us will not be considered a payment for a referral of patients or business that HealthGrades controls.

     The only payments made to us by providers and practitioners will be for access to information, evaluation and consulting services, not to induce referrals. Federal courts have interpreted the anti-kickback provisions very broadly to prohibit even those payments made in return for legitimate services, if the intent to induce referrals can be inferred from the arrangement. However, where the payments made under an agreement represent fair market value or reasonable remuneration for the goods, services or other consideration being received, there should be no factual support for any inference that payments are in exchange for referrals. Moreover, HealthGrades does not control patients, doctors, or others in a position to refer patients or other business covered under Medicare or Medicaid.

     There is a potential that our arrangements could be brought within the personal services and management agreement safe harbor that is provided by federal statute. The personal services and management agreement safe harbor provides that payments under such agreements will not constitute remuneration under the anti-kickback statute if the payments meet six criteria including that the payments are set forth is writing and fixed in advance, are consistent with fair market value and do not take into account the volume or value of any referrals or business generated between the parties. Outside of a statutory exception or a safe harbor, the government could attempt to draw an inference that at least one purpose of the remuneration is to induce referrals. Nevertheless, we believe that our operations comply with applicable legal regulatory requirements of the anti-kickback laws. However, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. It is possible that additional or changed laws, regulations or guidelines could be adopted in the future that could affect our business.

     In addition to the Anti-Kickback laws, false claims are prohibited pursuant to federal criminal and civil statutes. Criminal provisions prohibit the knowing filing of false claims, making false statements or causing false statements to be made by others. Civil provisions prohibit the filing of claims that the person filing knew or should have known were false. Criminal penalties include fines and imprisonment. Civil penalties include fines up to $10,000 per claim, plus treble damages, for each claim filed.

     Although we are not filing claims ourselves, liability under the statutes can extend to those who "cause claims to be presented." To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by our customers, there could be false claims liability, although we endeavor to provide advice that cannot be so construed.

     Many states have laws that prohibit payment of kickbacks or other payment of remuneration to those in a position to control the referral of patients. Therefore, it is possible that our activities may be found not to comply with these laws. Noncompliance with such laws could subject us to penalties and sanctions. Nonetheless, to our knowledge, we are not in violation of any legal requirements under such state laws.

Healthcare Reform. In recent years, a variety of legislative proposals designed to change access to and payment for healthcare services in the United States have been introduced. Although no major health reform proposals have been passed by Congress to date, such legislation has been and may be considered by Congress and state legislatures. We can make no prediction as to whether healthcare reform legislation or similar legislation will be enacted or, if enacted, the effect that such legislation will have on us.

Privacy of Information and HIPAA

     Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health related information or other private information about the user. In addition, information regarding employee usage of healthcare providers and facilities can also be complied by our systems in connection with services we offer to employers and other health plans. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

     -    state privacy and confidentiality laws;

     - state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;

     -    Medicaid laws;

     - the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as described in detail below, and related rules proposed by the Health Care Financing Administration; and

     -    CMS standards for Internet transmission of health data.

     Under HIPAA, Congress set national standards for the protection of health information. Under the law, and regulations known collectively as the Privacy Rule, covered entities must implement standards to protect and guard against the misuse of individually identifiable health information by the compliance deadline date of April 14, 2003. Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties.

     The Rule does not replace federal, state, or other law that grants individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.

     By law, the Privacy Rule applies only to covered entities -- health plans, healthcare clearinghouses, and certain healthcare providers. However, most healthcare providers and health plans do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy Rule allows covered providers and health plans to disclose protected health information to these "business associates" if the covered entities obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity's duties under the Privacy Rule. HealthGrades is not a covered entity, however, it may be asked to enter into business associate agreements with covered entities, which may restrict its ability to receive or utilize information from covered entities.

     Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its healthcare functions -- not for the business associate's independent use or purposes, except as needed for the proper management and administration of the business associate.

     If a covered entity finds out about a material breach or violation of the privacy related provisions of the contract by the business associate, it must take reasonable steps to cure the breach or end the violation, and, if unsuccessful, terminate the contract with the business associate. If termination is not feasible (e.g., where there are no other viable business alternatives for the covered entity), the covered entity must report the problem to the Department of Health and Human Services Office for Civil Rights.

GOVERNMENT REGULATION OF THE INTERNET

     Any new or revised law or regulation pertaining to the Internet, or the application or interpretation of existing laws and regulations, could decrease demand for our services, increase our cost of doing business, decrease the availability of the data we obtain and use from third parties, increase the costs of online marketing, or otherwise cause our business to suffer.

     Laws and regulations have been adopted in the United States and throughout the world, and additional laws and regulations may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, pricing and quality of products and services. This legislation could increase our cost of doing business and negatively affect our business. Moreover, it likely will take many years to determine the extent to which older laws and regulations governing issues like property ownership, libel, negligence taxes, and personal privacy are applicable to the Internet.

     Currently, U.S. privacy law consists of numerous disparate state and federal statutes regulating specific industries that collect personal data, or particular types or uses of personal data. For example, large portions of the statutory provisions and regulations under HIPAA, which protects the disclosure, use, and transfer of personal health information in digital form by providers and others, are currently taking effect in stages during 2003 and 2004. Several other privacy laws and regulations predate and therefore do not specifically address online activities. In addition, a number of comprehensive legislative and regulatory privacy proposals have taken effect or are now under consideration by federal, state and local governments in the United States. All such privacy laws may decrease access to the raw data that we use, and may increase our costs of compliance with such laws and regulations in the conduct of our business.

INTELLECTUAL PROPERTY

     We regard the protection of our intellectual property rights to be important. We rely on a combination of copyright, trademark and trade secret restrictions and contractual provisions to protect our intellectual property rights. We require selected employees to enter into confidentiality and invention assignment agreements as well as non-competition agreements. The contractual provisions and other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter third parties from developing similar or competing technologies.

     We own federal trademark registrations for the marks HEALTHGRADES and THE HEALTHCARE QUALITY EXPERTS.

    There is also significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as property ownership and other intellectual property rights. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet and related technologies. In addition, new laws that regulate activities on the Internet have been passed and may be passed, which may have unanticipated effects.

     For further information, see "Risk Factors - Our propriety rights may not be fully protected, and we may be subject to intellectual property infringement claims by others."

EMPLOYEES

     As of March 22, 2003, we had 48 employees, most of whom were located at our corporate offices.

                                  RISK FACTORS

                          Risks Related to Our Business

OUR HEALTHCARE INFORMATION BUSINESS HAS NOT BEEN PROFITABLE AND MAY NEVER BECOME PROFITABLE.

    We began developing our healthcare information business in 1998. For the year ended December 31, 2002, substantially all of our operations related to this business. Our loss before income taxes and cumulative effect of a change in accounting principle for the year ended December 31, 2002, was approximately $1.6 million. Despite our efforts in 2001 and 2002 to reduce expenditures, we may continue to incur operating losses as we fund operating and capital expenditures to expand our healthcare information database and website, market our healthcare information, upgrade our technology and continue efforts to increase recognition of our brand name. Our business model assumes that consumers will be attracted to and use the healthcare ratings and profile information and related content available on our website, which will, in turn, enable us to license access to the information on our website to hospitals and other providers. In addition, our business model assumes that employers, health plans, insurance plans, consumers and other potential customers will seek our healthcare information to help increase the quality and reduce the cost of healthcare. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR HEALTHCARE INFORMATION.

    To provide our healthcare information, we must be able to receive comprehensive, reliable data. We currently obtain this data from a number of public and private sources. Our business could suffer if some of these sources were to begin charging for use or access to this data, or cease to make such information available, and suitable alternative sources are not identified on a timely basis. Moreover, our ability to attract and retain customers is dependent on the reliability of the information that we use and purchase. If our information is inaccurate or otherwise erroneous, our reputation and customer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we denied, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that determines to stop providing information, or which charges substantially more for such data, could hurt our business.

OUR PLAN FOR REVENUE GENERATION MAY NOT BE VIABLE.

    Our business plan contemplates that we will generate revenues from our healthcare information business principally by:

- licensing our data, healthgrades.com name and marks to highly-rated hospitals and other healthcare providers for use in connection with their marketing programs;

-    advising lower rated hospitals on improving their quality of care;

- providing employers, health plans and others with information for use by employees or members in selecting providers and facilities available to employees or members;

- providing insurance underwriters, consumers and others with provider quality reports;

    However, we do not yet know whether we will be able to generate sufficient revenues from these activities to be profitable. Specifically, we have not yet generated substantial revenues from employers or health plans, or our quality reports. In addition, we do not know whether employers or health plans will view our rating and profile information as useful in connection with their operations or whether our quality reports will be accepted by their target markets. In addition, while we have entered into licensing agreements with a number of hospitals, the use of Internet information in conjunction with hospital and other provider marketing campaigns is a new, unproven concept. We may not be able to expand or retain acceptance by hospitals and other providers.

WE MAY BE SUED FOR INFORMATION WE OBTAIN OR INFORMATION RETRIEVED FROM OUR WEBSITES OR OTHERWISE PROVIDED TO EMPLOYERS AND OTHERS.

    We may be subjected to claims for defamation, negligence, copyright or trademark or patent infringement, personal injury or other legal theories relating to the information we publish on our websites or otherwise provide to customers. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. We have received threats from some providers that they will assert defamation and other claims in connection with the information posted on our healthgrades.com website. One provider has brought a claim in Washington state alleging that our use of our rating system constitutes a business practice that violates state consumer protection and defamation laws and may also be a basis for product disparagement, negligent misrepresentation and other claims. That case was dismissed for lack of personal jurisdiction, but the dismissal was reversed on appeal. We have filed a petition seeking review of the jurisdictional issue before the United States Supreme Court.

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

    We could be adversely affected if the provider were to prevail in this litigation.

IF WE DO NOT STRENGTHEN RECOGNITION OF OUR BRAND NAME, OUR ABILITY TO EXPAND OUR BUSINESS WILL BE IMPAIRED.

      To expand our audience of online users and increase our online traffic and increase interest in our other healthcare information services, we must strengthen recognition of our brand name. To be successful in this effort, consumers must perceive us as a trusted source of healthcare information; hospitals and other providers must perceive us as an effective marketing and sales channel for their services and products; and employees, health plans, insurers, consumers and others must perceive us as a source of valuable information that can be used to enhance the quality and cost-effectiveness of healthcare. We may be required to increase substantially our marketing budget in our efforts to strengthen brand name recognition. Our business will suffer if our efforts are not productive.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

    During 2001, we reduced the size of our employee base in order to lower expenses. Nevertheless, our ability to execute our business plan and be successful depends upon our ability to attract, retain and motivate highly skilled employees when needed. We rely on the continued services of our senior management and other personnel. If we are able to expand our business, we will need to hire additional personnel to support our operations. We may be unable to retain our key employees or attract or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel as needed and retaining and motivating our current personnel, our business will suffer.

WE MAY EXPERIENCE SYSTEM FAILURES THAT COULD INTERRUPT OUR SERVICES.

     The success of our healthgrades.com website and activities related to the website will depend on the capacity, reliability and security of our network infrastructure. We rely on telephone communication providers to provide the external telecommunications infrastructure necessary for Internet communications. We will also depend on providers of online content and services for some of the content and applications that we make available through healthgrades.com. Any significant interruptions in our services or an increase in response time could result in the loss of potential or existing users or customers. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for losses that may occur or to provide for costs associated with business interruptions.

    We must be able to operate our website 24 hours a day, 7 days a week, without material interruption. To operate without interruption, we and our content providers must guard against:

-   damage from fire, power loss and other natural disasters;

-   communications failures;

-   software and hardware errors, failures or crashes;

-   security breaches, computer viruses and similar disruptive problems; and

-   other potential interruptions.

    Our website may be required to accommodate a high volume of traffic and deliver frequently updated information. Our website users may experience slower response times or system failures due to increased traffic on our website or for a variety of other reasons. We could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. Any significant interruption of our operations could damage our business.

OUR PROPRIETARY RIGHTS MAY NOT BE FULLY PROTECTED, AND WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BY OTHERS.

    Our failure to adequately protect our intellectual property rights could harm our business by making it easier for our competitors to duplicate our services. We have three trademarks that have been registered with the U.S. Patent and Trademark Office. In addition, we require some of our employees to enter into confidentiality and invention assignment agreements and, in more limited cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services or branding by others or may be subject to challenge by others. Furthermore, our ability to protect some of our proprietary rights is uncertain since legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet related industries are uncertain and are still evolving.

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

WE MAY LOSE BUSINESS IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL OR OTHER CHANGES.

    If we are unable to keep up with changing technology and other factors related to our market, we may be unable to attract and retain users or customers, which would reduce or limit our revenues. The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new service and product announcements and changing consumer demand. Our future success will depend on our ability to adapt to these changes, and to continuously improve the content, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our website or infrastructure, which might negatively affect our ability to become or remain profitable.


OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO COMPETE SUCCESSFULLY.

    The market for healthcare information is new, rapidly evolving and competitive. We expect competition to increase significantly, and our business will be adversely affected if we are unable to compete successfully. We currently compete, or potentially compete, with many providers of healthcare information services and products, both online and through traditional means. We compete, directly and indirectly, for users and customers principally with:

- data providers that provide detailed utilization and outcomes information to hospitals;

-   healthcare consulting companies;

- companies or organizations providing or maintaining online healthcare information;

- vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging;

- companies and organizations providing or maintaining general purpose consumer online services that provide access to healthcare content and services;

- companies and organizations providing or maintaining public sector and non-profit websites that provide healthcare information and services without advertising or commercial sponsorships;

- companies and organizations providing or maintaining web search and retrieval services and other high-traffic websites; and

- publishers and distributors of traditional media, some of which have established or may establish websites.

Some of these competitors are larger, have greater resources and have more experience in providing healthcare information than us.

RISKS RELATED TO HEALTHCARE INFORMATION AND THE INTERNET

HEALTHCARE REFORMS AND THE COST OF REGULATORY COMPLIANCE COULD NEGATIVELY AFFECT OUR BUSINESS.

    The healthcare industry is heavily regulated. In the ordinary course of business, healthcare entities and companies that do business with them are subject to state and federal regulatory scrutiny, supervision, oversight and control. These various laws, regulations and guidelines affect, among other matters, the provision, licensing, labeling, marketing, promotion and reimbursement of healthcare services and products. Our failure or the failure of our customers to comply with any applicable legal or regulatory requirements, or any investigation or audit of our or our customers' practices could:

-   result in limitation or prohibition of business activities;

- subject us or our customers to legal fees and expenses and adverse publicity; or

- increase the costs of regulatory compliance and, if found by a court of competent jurisdiction to have engaged in improper practices, subject us or our customers to criminal or civil monetary fines or other penalties.

    A federal law commonly known as the Medicare/Medicaid Anti-kickback Law, prohibits kickbacks, rebates and bribes in return for referrals. This law provides an extremely broad base for finding violations. Indeed, any remuneration, direct or indirect, offered, paid, solicited or received in return for referrals of patients or business for which payment may be made in whole or in part under Medicare or Medicaid could be considered a violation of law. The statute also prohibits payments made to anyone to induce them to "recommend purchasing, leasing or ordering any good, facility, service or item for which payment may be made in whole or in part" by Medicare. Similar laws exist in some states.

    We believe that our operations comply with applicable legal regulatory requirements of the anti-kickback laws. Nevertheless, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. It is possible that additional or changed laws, regulations or guidelines could be adopted in the future.

    Criminal provisions prohibit the knowing filing of false claims or making false statements or causing false statements to be made by others, and civil provisions prohibit the filing of claims that one knows or should have known were false. Criminal penalties include fines and imprisonment. Civil penalties include fines of up to $10,000 per claim plus treble damages, for each filed claim. Although we are not filing claims ourself, liability under the statutes can extend to those who "cause claims to be presented." To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by its customers, there could be false claims liability.

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

    Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other health plans. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

-   state privacy and confidentiality laws;

- state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;

-   Medicaid laws;

- the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and

-   CMS standards for Internet transmission of health data.

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

ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

    Our security measures may not prevent security breaches. Substantial or ongoing security breaches on our system or other Internet-based systems could reduce user confidence in our website, causing reduced usage that adversely affects our business. The secure transmission of confidential information over the Internet is essential to maintain confidence in our websites. We believe that consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of the Internet and, therefore, our provision of healthcare information on the Internet.

    We will need to incur significant expense to protect and remedy against security breaches when we identify a significant business risk. Currently, we do not store sensitive information, such as patient information or credit card information, on our websites. If we launch services that require us to gather sensitive information, our security expenditures will increase significantly.

    A party that is able to circumvent our security systems could steal proprietary information or cause interruptions in our operations. Security breaches could also damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches. We also face risks associated with security breaches affecting third parties conducting business over the Internet or customers and others who license our data.

OTHER RISKS

OUR OFFICERS AND DIRECTORS MAINTAIN SIGNIFICANT CONTROL OF HEALTH GRADES, INC.

    Our current officers and directors and entities with which they are affiliated beneficially own approximately 31.6% of our outstanding common stock. In addition, Essex Woodlands Health Ventures Fund IV, L.P. holds approximately 38.5% of our outstanding common stock. If our officers, directors and Essex Woodlands act together, they will be able to control the management and affairs of Health Grades, Inc. and will have the ability to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price for our common stock.

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

Item 2. Properties

   We have a lease for our approximately 12,200-sq. foot headquarters facility in Lakewood, Colorado, which expires on February 15, 2005. Our annual lease payments for this facility are approximately $215,000.

Item 3. Legal Proceedings

     On or about October 10, 2002, Strategic Performance Fund -- II ("SPF-II") commenced an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against us, alleging breach of two leases. These leases relate to two buildings in which one of our former affiliated practices, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") leased office space. Park Place ceased the payment of its rental obligations with respect to the two leases in May 2000, and subsequently filed a petition for bankruptcy, under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court, Southern District of Florida, Ft. Lauderdale Division. SPF-II is seeking damages against HealthGrades in the amount of approximately $4.7 million.

     The basis of the allegation against HealthGrades is that while under the corporate name of Specialty Care Network, Inc., we entered into an Assignment, Assumption and Release Agreement dated July 8, 1997, under which we assumed the obligations of Orthopaedic Management Services, Inc., as lessee, under its Lease Agreement with the owner and lessor, Park Place Orthopaedic Center II, Ltd. The agreement was executed in connection with our acquisition of most of the non-medical assets of the Park Place practice. On October 1, 1997, the owner of the leased property sold its interests in the leasehold estates to SPF-II, Inc. On June 10, 1999, we sold the assets of the Park Place practice, including the leasehold interests, back to Park Place and entered into an Absolute Assignment and Assumption Agreement with Park Place, under which Park Place agreed to indemnify us in connection with the leasehold obligations. In addition, we entered into an Indemnification Agreement with Park Place and its individual physician owners, under which the individual physician owners (severally up to their ownership interest in the practice) agreed to indemnify us in connection with the leasehold obligations. SPF-II alleges that, notwithstanding the assignment of our leasehold interests to Park Place, HealthGrades remains liable for all lessee obligations under the leases.

     We have filed a response to the initial complaint instituted by SPF-II, denying all liability with respect to the subject leases. In addition, we have filed a third-party complaint against the individual physician owners seeking indemnification from each of these individuals under the terms of the Indemnification Agreement. The physician owners have filed a response to our complaint denying their liability under the Indemnification Agreement, and asserting several affirmative defenses, including, among others, our failure to mitigate damages, lack of consideration, our assertion of a premature claim as liability and damages have not been established by SPF-II, rejection of the leases by the bankruptcy court, and, in the case of one physician owner, a claim that an "agent" of ours (who was, in fact, an employee of Park Place both before and after our affiliation with the practice) fraudulently induced the purchase of the Park Place practice's assets from us. The physician owners have also filed a motion to enjoin further prosecution of the action instituted against them by HealthGrades and Bank of America, the lender in connection with their repurchase of the assets of the Park Place practice, pending resolution of the bankruptcy proceeding.

     The parties are currently engaged in a mediation process in an attempt to resolve this matter. If the mediation is not successful, we intend to contest our obligations under the Assignment, Assumption and Release Agreement, fully explore SPF-II's obligations to mitigate damages and vigorously pursue our rights against Park Place and the individual physician owners.

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

                    NAME                      AGE                       POSITION
Kerry R. Hicks..........................      43      President, Chief Executive Officer
David G. Hicks..........................      45      Executive Vice President-Information Technology
G. Allen Dodge..........................      35      Senior Vice President-Finance, CFO & Treasurer
Peter A. Fatianow.......................      39      Senior Vice President-Corporate Services
Sarah Loughran..........................      38      Senior Vice President-Provider Services
Michael D. Phillips.....................      45      Senior Vice President-Provider Sales
John R. Morrow..........................      43      Senior Vice President-Strategic Development

KERRY R. HICKS, one of our founders, has served as our Chief Executive Officer since our inception in 1995. He also served as our President from our inception until November 1999 and since March 2002.

DAVID G. HICKS has served as our Executive Vice President -- Information Technology since November 1999. He was Senior Vice President of Information Technology from May 1999 to November 1999 and Vice President of Management Information Systems from March 1996 until May 1999.

G. ALLEN DODGE, has served as Senior Vice President -- Finance and Chief Financial Officer since May 2001. He was Vice President -- Finance/Controller from March 2000 to May 2001 and Corporate Controller from September 1997 to March 2000. Mr. Dodge is a Certified Public Accountant.

PETER A. FATIANOW has served as our Senior Vice President -- Business Development since March 2000. He has served in several capacities for our subsidiary, HG.com and its successor Healthcare Ratings, Inc. since July 1998, most recently as Senior Vice President -- Operations. He was previously our Vice President of Business Development from our inception until July 1998. From July 1998 until February 1999, he was a partner of Consolidation Capital Partners LLC, which provided consulting services to us in connection with our restructuring transaction with our former affiliated practices.

SARAH LOUGHRAN has served as our Senior Vice President -- Provider Services since December 2001 and as Senior Vice President -- Content of our subsidiary, HG.com and its successor, Healthcare Ratings, Inc. since 1998. She was our Senior Vice President -- Content from March 2000 to December 2001.

MICHAEL D. PHILLIPS has served as Senior Vice President -- Provider Sales since December 2001. He was previously Vice President of Provider Sales since April 2000. Prior to joining HealthGrades, Mr. Phillips was Vice President of Sales at HCIA-Sachs and LBA Healthcare Management as well as National Sales Manager for HPI Health Care Services.

JOHN R. MORROW has served as Senior Vice President -- Strategic Development since February 2003. From June 2000 to January 2003, he was a self-employed consultant. From November 1999 to May 2000, Mr. Morrow served as Senior Vice President and Publisher for HCIASachs LLC (later named Solucient LLC). From August 1998 to November 1999 Mr. Morrow served as Senior Vice President and Publisher for HCIA, Inc. During his term with HCIA and Solucient, Mr. Morrow was responsible for the Syndicated Products business units and 100 Top Hospitals Programs and Corporate Channel Relationships.

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

                                                                 HIGH       LOW
Year Ended December 31, 2001
    First Quarter....................................           $  .81   $  .22
    Second Quarter ..................................              .31      .10
    Third Quarter....................................              .22      .08
    Fourth Quarter...................................              .10      .04

Year Ended December 31, 2002
    First Quarter....................................           $  .17   $  .05
    Second Quarter ..................................              .10      .04
    Third Quarter....................................              .09      .05
    Fourth Quarter...................................              .10      .02

We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data

Statement of Operations Data

                                                YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   2002            2001            2000            1999            1998
                                               ------------    ------------    ------------    ------------    ------------
Ratings and advisory revenue                      5,091,891       3,088,451       1,578,979         407,577              --

Physician practice service fees                     195,492         551,925       4,249,658      28,948,397      76,649,778

Loss from operations                             (1,770,555)     (7,620,773)     (7,355,737)     (2,599,167)    (91,938,916)

(Loss) income before cumulative effect of a
   change in accounting principle                  (562,482)     (7,367,243)     (7,544,746)        964,930     (61,786,086)

Net (loss) income                              $ (1,650,793)   $ (7,367,243)   $ (7,544,746)   $    964,930    $(61,786,086)
                                               ============    ============    ============    ============    ============
Net (loss) income per common share (basic)     $      (0.05)   $      (0.30)   $      (0.39)   $       0.07    $      (3.39)
                                               ============    ============    ============    ============    ============
Weighted average number of common shares
      used in computation (basic)                36,189,748      24,399,699      19,535,841      14,202,748      18,237,827
                                               ============    ============    ============    ============    ============


Net (loss) income per common share (diluted)   $      (0.05)   $      (0.30)   $      (0.39)   $       0.07    $      (3.39)
                                               ============    ============    ============    ============    ============

Weighted average number of common
      shares and common share equivalents
      used in computation (diluted)              36,189,748      24,399,699      19,535,841      14,817,732      18,237,827
                                               ============    ============    ============    ============    ============


Balance Sheet Data

                             DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMBER 31, 2000    DECEMBER 31, 1999    DECEMBER 31, 1998
                             -----------------    -----------------    -----------------    -----------------    -----------------
Working capital (deficit)        $    44,207          $   161,324           $ 4,292,698         $ 1,383,945          $(21,457,105)
Total assets                       7,117,551            7,747,904            14,371,174          20,392,868            70,179,278
Total long-term debt                      --                   --                    --           8,803,283               680,152
Total short-term debt                     --                   --             1,559,213           7,702,005            53,514,615


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In evaluating our financial results and financial condition, management has focused principally on the following:

- Revenue growth -- We believe this is the key factor affecting both our results of operations and our liquidity. In 2002, our increased revenues reflected our success in adding new hospital customers to our Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs and obtaining renewals from hospitals already enrolled in these programs. Furthermore, because we typically receive payment in advance for the annual terms of these agreements, the addition of new customers could significantly affect our liquidity. Management is focused on increasing revenues in other areas of our business as well. We believe the principal risk we confront in this regard is that we may be unable to effect market penetration and growth in these other areas.

- Cost control -- We have been successful in substantially reducing expenses, due largely to personnel reductions in 2001. We do not anticipate that further expense reductions are feasible or advisable, particularly because we want to be positioned to accommodate increased business if our efforts to increase revenues are successful. Moreover, we believe it is important to provide incentives to our remaining employees, who have been willing to accommodate our expense control initiatives as we have attempted to preserve our resources during the past two years. Specifically, we believe it is important to provide appropriate compensation and incentives to those employees who contribute to the further growth of our company. Management recognizes, however, that any increases in expenses to accommodate such growth must be applied in a disciplined fashion so as to enable us to obtain meaningful benefits from the standpoint of our operations and cash flows.

- Liquidity -- We believe that current economic conditions and our depressed market price provides a very challenging environment for external financing, although we have a maximum of $1,000,000 availability under line of credit with a bank. Therefore, we believe that our focus must be devoted to generating cash flow from operations. During 2002, we benefited from significantly reduced losses from operations, as well as a $1,000,000 tax refund resulting from tax legislation enacted last year. We believe our cash resources are sufficient to support ongoing operations for the next twelve months, but we confront the risk that our inability to generate revenues as expected could compel us to seek additional financing. Moreover, as noted elsewhere in this report, we are engaged in litigation relating to property leased by a former affiliated practice. While we do not currently anticipate an outcome that would fundamentally affect our liquidity, an unanticipated result could be materially harmful to our financial position.

- Subsequent Events - Effective March 11, 2003, we executed an amendment to our agreement with a bank noted above. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2004. To date, we have not borrowed any funds under the line of credit. In addition, the amendment provides for a term loan of $500,000. The term loan accrues interest at 5.94% and requires us to pay twenty-four equal installments of principal and interest over the term, beginning on April 1, 2003. We have the ability, at our option, to prepay all, but not less than all, of the term loan without penalty after August 21, 2003, provided we give the bank at least thirty days written notice prior to such repayment. In addition, we entered into a Stock and Warrant Repurchase Agreement, dated March 11, 2003, with Chancellor V, L.P. ("Chancellor"). Under the terms of the Stock and Warrant Repurchase Agreement, we repurchased from Chancellor 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000. Chancellor initially acquired the common stock and warrants from us in two private transactions in 2000 and 2001. Immediately prior to the repurchase, Chancellor's ownership of HealthGrades common stock represented 33% of our outstanding common stock, and Chancellor's ownership of HealthGrades common stock and warrants represented 36% of the our total outstanding common stock (assuming full exercise of the warrants held by Chancellor, but assuming no exercise of any other warrants or options).


CRITICAL ACCOUNTING POLICIES

    In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the presentation of financial condition and results of operations and that require the most difficult, subjective, complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. For the 2002 year, we have identified evaluation of goodwill impairment and revenue recognition as our critical accounting policies.

Goodwill Impairment

   As a result of the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), we discontinued the amortization of goodwill effective January 1, 2002. Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Goodwill, net in the accompanying consolidated balance sheet is shown net of the impairment charge described above as of December 31, 2002. As of December 31, 2001, accumulated amortization was approximately $1.7 million.

   SFAS 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. SFAS 142 also states that if a valuation technique is used that considers multiple sources of information, such as an average of the quoted market prices of the reporting unit over a specific time period and the results of a present value technique, the company should apply that technique consistently period to period (i.e. in the required annual impairment analysis in subsequent years).

   As HealthGrades consists of only one reporting unit, and is publicly traded, management began its fair value analysis with an evaluation of our market capitalization. We applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price. We applied an additional premium of 30% to this valuation to give effect to management's best estimate of a "control premium". As the majority of our outstanding shares were owned by management and two venture capitalist investors (we subsequently repurchased the shares owned by one of the venture capital investors), we believe a premium of 30% was reasonable to give effect to additional benefits a purchaser would derive from control of Health Grades, Inc.

   As our shares are very thinly traded, management believes that any analysis of HealthGrades' fair value should include valuation techniques in addition to the overall market capitalization. We contemplated utilizing cost, market or income approaches. However, utilization of cost or market approaches was not feasible, particularly given the fact that HealthGrades does not fall into an easily identifiable "peer group" of companies from which to compare valuations in the form of P/E ratios, sales of similar companies, etc. Therefore management determined to utilize an approach using the present value of expected future cash flows as an additional valuation technique. Due to the inherent uncertainty involved in projecting cash flows, in particular for a growth company, management developed a range of possible cash flows and derived a probability-weighted average of the range of possible amounts to determine the expected cash flow.

   We utilized a five-year period for examination of cash flows and expect to utilize this time period in our subsequent annual impairment valuations absent evidence to the contrary. Based upon the inherent uncertainty in future cash flows in particular for a growth company, we feel the utilization of a longer time period would not be appropriate. As we utilized the expected future cash flow approach for our present value measurements, the appropriate discount rate to utilize for application to future cash flow estimates is the risk-free rate of interest over the time period of the expected cash flows (or five years in our case). This is due to the fact that in our expected cash flows, we have already built in our assumptions concerning the uncertainty of cash flows. Therefore, these assumptions should not be taken into account again in our discount rate. As the 5-year treasury maturity rate as of December 31, 2002, was 3.03%, this is the rate we utilized.

   After deriving the market capitalization and expected cash flow valuations as described above, we then applied an equal weighting to each model to derive an overall fair value estimate of HealthGrades. Subsequent to this valuation, we compared the implied fair value of goodwill to the carrying amount of goodwill to arrive at the final impairment loss calculation of approximately $1.1 million.

   Although management believes its approach of applying equal weighting to both the market capitalization and expected cash flow valuations was reasonable, applying different weightings to the valuations could have resulted in a range of no impairment charge recorded to an impairment charge of approximately $2.2 million.

   As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarter of 2002. This test resulted in no additional impairment to our goodwill balance. We will perform the annual impairment test in the fourth quarter of subsequent years or sooner if indicators of impairment arise at an interim date. Any impairment identified during the annual impairment tests will be recorded as an operating expense in our consolidated statement of operations. We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and interim tests if necessary.

Revenue Recognition -- Ratings and Advisory Revenue

    We currently derive our ratings and advisory revenue principally from annual fees from hospitals that participate in our Strategic Quality Initiative (SQI) program. The SQI program provides business development tools to hospitals that are highly rated on our website. Under our SQI program, we license the HealthGrades name and our "report card" ratings to hospitals. The license may be in a single area (for example, Cardiac) or multiple areas (for example, Cardiac, Neurosciences and Orthopaedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants. Another key feature of this program is a detailed comparison of the data underlying a hospital's rating to local and national benchmarks.

    We recognize revenue related to these arrangements in a straight-line manner over the term of the agreement (typically one-year). We follow this method because the primary deliverable under the agreement is the license to utilize our rating over the contract term. In addition, consulting services are performed as requested by the client as needed over the term of the agreement. As we typically receive a non-refundable payment for the contract term upon execution of the agreement, we record the cash payment as deferred revenue that is then amortized to revenue over the contract term.

    At a November 21, 2002 meeting, the Emerging Issues Task Force (EITF) reached a final consensus regarding EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. We have not determined the effect of adoption of EITF 00-21 on our financial statements or the method of adoption that we will use.


CONSOLIDATED STATEMENT OF OPERATIONS PRESENTATION

   During 2002, we revised the presentation of our statement of operations by making certain modifications to the classification of expenses. These reclassifications have been made to all periods presented in this report. The primary changes made were to add line items for cost of ratings and advisory revenue, cost of physician practice management revenue and to make certain reclassifications from general and administrative expenses to both sales and marketing and product development.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUE:

Ratings and advisory revenue

   Ratings and advisory revenue was approximately $5.1 million for the year ended December 31, 2002; an increase of approximately $2.0 million or 65% from the year ended December 31, 2001. This increase reflects our continued addition of new customers while maintaining a high renewal rate with respect to current customers. In 2002, approximately 82% of our ratings and advisory revenue was derived from our strategic quality initiative (SQI) services. Approximately 9% of our ratings and advisory revenue was derived from our quality assessment and improvement (QAI) services.

Physician practice service fees

   Physician practice service fees include services fees and other revenue derived from our physician practice management business. Our last contract to provide management services expired in September 2002. We will no longer provide physician practice management services.

Cost of ratings and advisory revenue

   Cost of ratings and advisory revenue consists primarily of the costs associated with the delivery of services related to our SQI and QAI programs, as well as the costs incurred to acquire the data utilized in connection with these and other services. The cost of delivery of services relates primarily to the client consultants and support staff that delivers our services.

Cost of physician practice management revenue

   In 2002, cost of physician practice management revenue primarily consisted of consulting costs related to the delivery of limited services to physician practices under agreements that expired at various times through September 2002. In 2001, these costs primarily consisted of costs related to litigation with certain former affiliated practices, as well as certain consulting costs.

Sales and marketing

   Sales and marketing costs include salaries, wages and commission expenses related to our sales efforts, as well as other direct sales and marketing costs. For our SQI and QAI agreements, we pay our sales personnel commissions as we receive payment from our hospital clients. Although we typically record revenue earned from our SQI and QAI agreements over the term of the agreement (typically one year), we record the commission expense in the period it is earned, which is typically upon contract execution. We record the commission expense in this manner, because once a contract is signed, the salesperson has no remaining obligations to perform in order to earn the commission.

   Sales and marketing costs decreased from approximately $3.2 million for the year ended December 31, 2001, to approximately $2.1 million for the same period of 2002. This decrease is primarily the result of personnel reductions that occurred during the latter part of 2001.

General and administrative

   For the year ended December 31, 2002, general and administrative expenses were approximately $2.1 million, compared to approximately $3.7 million for the same period of 2001. Contributing to this decrease was a significant reduction in salaries and wages expenses in 2001, due to certain voluntary and involuntary employee reductions during 2001. Professional fees also decreased substantially as a result of cost reductions in areas such as consulting, legal and investor relations. During the second quarter of 2001, we also incurred a non-recurring financing fee of approximately $162,000. Finally, we decreased costs in several additional areas as a result of a cost reduction effort initiated during 2001.

Income tax benefit

   On March 9, 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002 ("JCWA Act"). One of the provisions of the JCWA Act extends the net operating loss carryback provisions of the Internal Revenue Code from two years to five years for losses incurred in 2001 and 2002. Prior to the passage of the JCWA Act we did not have the ability to utilize our 2001 tax loss to reduce prior year taxable income because we had no taxable income in 2000 or 1999. However, with the passage of the JCWA Act, we were able to carryback our 2001 tax loss to reduce taxable income in 1997. In April 2002, we filed an Application for Tentative Refund for the 1997 tax year. We received the tax refund, which amounted to approximately $1.0 million, in May 2002.

Cumulative effect of change in accounting principle

   Based upon the results of the transitional impairment test performed on our goodwill as required by SFAS 142, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of change in accounting principle. See Note 5 to our consolidated financial statements included in this Form 10-K for further discussion of the application of SFAS 142.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUE:

Ratings and advisory revenue

   Ratings and advisory revenue was approximately $3.1 million for the year ended December 31, 2001; an increase of approximately $1.5 million or 96% from the year ended December 31, 2000. During 2001, approximately 73% of our ratings and advisory revenue was derived from our SQI services, reflecting an increase in the number of customers for our SQI programs. Approximately 17% of our ratings and advisory revenue was derived from licensing access to our database of healthcare information.

Physician practice service fees

   Physician practice service fees include services fees and other revenue derived from our physician practice management business. For the year ended December 31, 2001, physician practice service fees decreased to approximately $550,000 from $4.2 million for the year ended December 31, 2000. This decrease reflects the substantial reduction in our physician practice management operations. By September 2002, all of these agreements had expired or were terminated.

COSTS AND EXPENSES:

Cost of ratings and advisory revenue

   Cost of ratings and advisory revenue was approximately $1.3 million for the year ended December 31, 2001; an increase of approximately $770,000 from the year ended December 31, 2000. This increase is due to the fact that we hired additional personnel to support our ratings and advisory products during 2001. In addition, in the latter part of 2000, we signed an agreement with GeoAccess to license certain physician data.

Cost of physician practice management revenue

   Cost of physician practice management revenue decreased to approximately $760,000 for the year ended December 31, 2001; a decrease of approximately $680,000 from the year ended December 31, 2000. This decrease is primarily due to the reduction in the number of management agreements under which we were providing services.

General and administrative

   General and administrative expenses decreased to approximately $3.6 million for the year ended December 31, 2001, compared to $5.9 million for the year ended December 31, 2000. Contributing to this decrease was a significant reduction in salaries and wages expenses in 2001, due to certain voluntary and involuntary employee reductions. Professional fees also decreased substantially as a result of cost reductions made to areas such as consulting, legal and investor relations. Finally, we decreased costs in several additional areas as a result of a cost reduction effort initiated during 2001.

Gain (loss) on sale of assets and other

   During the year ended December 31, 2001, we incurred a gain on sale of assets and other of approximately $192,000. This gain was the result of the settlement of a lawsuit related to a note payable by us to a former vendor. Under the terms of the settlement, the note payable was canceled. The cancellation of the note as well as the reversal of accrued interest on the note was recorded as a gain.

   During the year ended December 31, 2000, we incurred a loss on sale of assets and other of approximately $699,000. This amount consisted primarily of a loss of $352,000 on the settlement of a dispute with one of our former affiliated practices, a loss of $275,000 on the sale of two MRI units, a gain of approximately $142,000 primarily related to a litigation settlement with one of our former affiliated practices, and a loss of approximately $214,000 related to the writedown of certain assets.

Interest expense

   We incurred interest expense of approximately $90,000 for the year ended December 31, 2001, compared to interest expense of approximately $512,000 for the year ended December 31, 2000. This decrease reflects the fact that we repaid the entire balance of our debt payable to a bank syndicate in March 2001. We currently have no outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had working capital of approximately $44,000, a decrease of approximately $117,000 from working capital of $161,000 as of December 31, 2001. For the year ended December 31, 2002, cash flow provided by operations was approximately $443,000, compared to $3.6 million used in operations for the same period of 2001. This increase in cash flow from operations is principally the result of the reduction in our net loss from 2001 to 2002. In addition, included in cash flow from operations in 2002, is an income tax refund received of approximately $1.0 million, discussed above under "Results of Operations - Year Ended December 31, 2002 compared to Year Ended December 31, 2001."

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, upon execution of our strategic quality initiative and quality assessment and improvement agreements, we typically receive a non-refundable payment for the contract term. This payment is recorded as deferred revenue, which is reflected as a current liability in our consolidated balance sheet. Revenues related to these agreements are recorded ratably over the term of the agreement. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements. Our current operating plan includes growth in new sales from our strategic quality initiative and quality assessment and improvement agreements. For the reasons described above, failure to achieve our new sales plan would have a material negative impact on our financial position and cash flow. Moreover, as noted elsewhere in this report, we are engaged in litigation relating to property leased by a former affiliated practice. While we do not currently anticipate an outcome that would fundamentally affect our liquidity, an unanticipated result could be materially harmful to our financial position.

Pursuant to a Stock and Warrant Repurchase Agreement, dated March 11, 2003, between Chancellor and us, we repurchased from Chancellor 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000. Chancellor initially acquired the common stock and warrants from us in two private transactions in 2000 and 2001. Immediately prior to our repurchase, Chancellor's ownership of HealthGrades common stock represented 33% of our outstanding common stock, and Chancellor's ownership of HealthGrades common stock and warrants represented 36% of the our total outstanding common stock (assuming full exercise of the warrants held by Chancellor, but assuming no exercise of any other warrants or options). As a result of the transaction, management believes that Chancellor no longer holds any equity securities in the HealthGrades.

On May 13, 2002, we completed a line of credit arrangement (the "Agreement" with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement, subject to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of December 31, 2002, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any taken by us are due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of December 31, 2002, we have no advances outstanding.

Effective March 11, 2003, we executed an amendment to our line of credit arrangement with Silicon Valley Bank. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2004. To date, we have not borrowed any funds under the line of credit. In addition, the amendment provides for a term loan of $500,000. The term loan accrues interest at 5.94% and requires us to pay twenty-four equal installments of principal and interest over the term, beginning on April 1, 2003. We have the ability, at our option, to prepay all, but not less than all, of the term loan without penalty after August 21, 2003, provided we give Silicon Valley Bank at least thirty days written notice prior to such repayment.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages 38-57 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As reported in our report on Form 8-K filed on October 2, 2002, and dated September 29, 2002, our Audit Committee, pursuant to authority delegated by our Board of Directors, dismissed Ernst & Young LLP ("E&Y") as our independent public accountants, effective on that date.

In addition, on September 29, 2002, our Audit Committee engaged Grant Thornton LLP as our new independent accountants to audit our financials statements for the fiscal year ended December 31, 2002.

E&Y's reports on our consolidated financial statements for either of our two fiscal years ended December 31, 2002, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2001 and through the date of E&Y's dismissal, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to E&Y's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its report on our consolidated financial statements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

This information (other than the information relating to executive officers included in Part I) will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

Item 11. Executive Compensation

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table provides information, as of December 31, 2002, regarding securities issuable under our stock based compensation plans.

    Plan category               Number of securities           Weighted-average                Number of securities
                                to be issued upon              exercise price of               remaining available
                                exercise of                    outstanding options,            for future issuance
                                outstanding options,           warrants and rights             under equity
                                warrants and rights                                            compensation plans
                                                                                               (excluding securities
                                                                                               reflected in column
                                                                                               (a))
                                (a)                            (b)                             (c)
    Equity compensation
    plans approved
    by security holders                       9,857,426                           $0.78                      2,855,113
    Equity compensation
    plans not approved
    by security holders                      20,000 (1)                           $2.00                            N/A
    Total                                     9,877,426                                                      2,855,113

(1) -- Represents warrants issued to a company with respect to certain financial advisory services provided to us.

Other information required to be included in this item will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

Item 14. Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, was carried out by us within 90 days prior to the filing of this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements.

    The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page F-1 are filed as part of this Form 10-K.

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

                       EXHIBIT
                       NUMBER                   DESCRIPTION
                         3.1          Certificate of Amendment of
                                      Amended and Restated
                                      Certificate of Incorporation
                                      and Amended and Restated
                                      Certificate of Incorporation
                                      (incorporated by reference
                                      to Exhibit 3.1 to our Annual
                                      Report on Form 10-K for the
                                      year ended December 31,
                                      2001.)

                         3.2          Amended and Restated Bylaws
                                      (incorporated by reference
                                      to Exhibit 3.2 to our Annual
                                      Report on Form 10-K for the
                                      year ended December 31,
                                      2001.)

                         10.1*        1996 Equity Compensation Plan, as amended

                         10.2.1 Loan and Security Agreement by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

                         10.2.2 Loan Modification Agreement by and between Health Grades, Inc. and Silicon Valley Bank

                         10.3         Stock and Warrant Repurchase Agreement

                         10.4* Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-17627))

                         10.5.1* Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement of Form S-1 (File No. 333-17627))

                         10.5.2* Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit
                                      10.8.1 to the Company's Annual Report on
                                      Form 10-K for the fiscal year ended
                                      December 31, 1997)

                         23.1         Consent of Grant Thornton LLP

                         23.2         Consent of Ernst & Young LLP

                         99.1 Certificate of the Chief Executive Officer of Health Grades, Inc. pursuant to Title 18, Section 1350 of the United States Code.

                         99.2 Certificate of the Chief Financial Officer of Health Grades, Inc. pursuant to Title 18, Section 1350 of the United States Code.


* - Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

(b) Reports on Form 8-K

During the quarter ended December 31, 2002, we filed a report on Form 8-K. The report, filed on October 3, 2002, and dated September 29, 2002, provided information responsive to Items 4 and 7 in connection with a change in our independent accountants.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HEALTH GRADES, INC.

Date: April 10, 2003                        /s/ KERRY R. HICKS
                                            ----------------------------------
                                            Kerry R. Hicks
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            NAME                                  TITLE                           DATE


   /s/ Kerry R. Hicks                    Chief Executive Officer                April 10, 2003
   ---------------------------           (Principal Executive Officer)
   Kerry R. Hicks


   /s/ G. Allen Dodge                    Senior Vice President --               April 10, 2003
   ----------------------------          Finance, Chief Financial
   G. Allen Dodge                        Officer and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)



   /s/ Peter H. Cheesbrough              Director                               April 10, 2003
   ----------------------------
   Peter H. Cheesbrough


   /s/ Leslie S. Matthews, M.D.          Director                               April 10, 2003
   ----------------------------
   Leslie S. Matthews, M.D.


   /s/ J.D. Kleinke                      Director                               April 11, 2003
   ----------------------------
   J.D. Kleinke


   /s/ John Quattrone                    Director                               April 9, 2003
   ----------------------------
   John Quattrone

                                  CERTIFICATION

I, Kerry R. Hicks, certify that:

1. I have reviewed this annual report on Form 10-K of Health Grades, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/Kerry R. Hicks
-----------------
President and CEO

                                  CERTIFICATION

I, G. Allen Dodge, certify that:

1. I have reviewed this annual report on Form 10-K of Health Grades, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ G. Allen Dodge
------------------
Senior Vice President -- Finance/CFO

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                         WITH REPORTS FILED PURSUANT TO
                           SECTION 15(d) OF THE ACT BY
                      REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report covering the Registrant's last fiscal year and no proxy statement, form of proxy or other soliciting material relating to the Registrant's 2003 annual meeting of stockholders has been sent to the Registrant's stockholders. The Registrant intends to send a report to stockholders for the period covered by this report and a proxy statement and proxy with respect to the Registrant's next annual meeting of stockholders. The Registrant will furnish copies of such material when such material is sent to its stockholders. Such material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                          INDEX TO FINANCIAL STATEMENTS

               HEALTH GRADES, INC. AND SUBSIDIARIES:
                 Reports of Independent Auditors.......................   38
                 Consolidated Balance Sheets...........................   40
                 Consolidated Statements of Operations.................   41
                 Consolidated Statements of Stockholders' Equity ......   42
                 Consolidated Statements of Cash Flows.................   43
                 Notes to Consolidated Financial Statements............   44

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders of Health Grades, Inc.

We have audited the accompanying consolidated balance sheet of Health Grades, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Grades, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

We have also audited Schedule II for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

                                              /s/ GRANT THORNTON LLP
                                              ----------------------------
                                                 Grant Thornton LLP

Denver, Colorado
March 11, 2003

                         Report of Independent Auditors

Board of Directors and Stockholders of Health Grades, Inc.

We have audited the accompanying consolidated balance sheet of Health Grades, Inc. and subsidiaries (collectively the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 15(a) for the years ended December 31, 2001 and 2000. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Health Grades, Inc. and subsidiaries at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ ERNST & YOUNG LLP
                                        -------------------------------------
                                        Ernst & Young LLP

Denver, Colorado
February 8, 2002

                      Health Grades, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                                                         DECEMBER 31
                                                                                    2002             2001
                                                                               --------------   -------------
                    ASSETS
                    Cash and cash equivalents                                  $   2,947,047    $   2,295,557
                    Accounts receivable, net                                         675,514          778,370
                    Prepaid expenses and other                                       284,898          132,581
                    Receivable from officer                                               --           12,726
                                                                               -------------    -------------
                    Total current assets                                           3,907,459        3,219,234

                    Property and equipment, net                                      103,911          334,178
                    Goodwill, net                                                  3,106,181        4,194,492
                                                                               -------------    -------------
                    Total assets                                               $   7,117,551    $   7,747,904
                                                                               =============    =============



                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    Accounts payable                                           $      23,332    $     149,772
                    Accrued payroll, incentive compensation and related
                       expenses                                                      396,774          564,490
                    Accrued expenses                                                 114,798          130,543
                    Deferred income                                                3,251,625        2,136,175
                    Income taxes payable                                              76,723           76,930
                                                                               -------------    -------------

                    Total current liabilities                                      3,863,252        3,057,910

                    Long-term liabilities                                                 --               --

                    Total liabilities                                              3,863,252        3,057,910

                    Commitments and contingencies                                         --               --

                    Stockholders' equity:
                       Preferred stock, $0.001 par value, 2,000,000
                         shares authorized, no shares issued or outstanding               --               --
                       Common stock, $0.001 par value, 100,000,000 shares
                         authorized, and 43,965,706 and 42,165,733 shares
                         issued in 2002 and 2001, respectively                        43,966           42,166
                       Additional paid-in capital                                 89,762,836       89,549,538
                       Accumulated deficit                                       (73,284,923)     (71,634,130)
                       Treasury stock, 7,559,057 shares                          (13,267,580)     (13,267,580)
                                                                               -------------    -------------
                    Total stockholders' equity                                     3,254,299        4,689,994
                                                                               -------------    -------------

                    Total liabilities and stockholders' equity                 $   7,117,551    $   7,747,904
                                                                               =============    =============

See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                            Years ended December 31,


                                                                             2002                   2001                   2000
                                                                         ------------           ------------           ------------
Revenue:
  Ratings and advisory revenue                                           $  5,091,891           $  3,088,451           $  1,578,979
  Physician practice service fees                                             195,492                551,925              4,249,658
  Other                                                                        20,000                  4,490                  9,051
                                                                         ------------           ------------           ------------
                                                                            5,307,383              3,644,866              5,837,688
                                                                         ------------           ------------           ------------

Expenses:
  Cost of ratings and advisory revenue                                      1,468,097              1,307,925                536,787
  Cost of physician practice management
   revenue                                                                     91,051                757,896              1,437,062
                                                                         ------------           ------------           ------------
Gross margin                                                                3,748,235              1,579,045              3,863,839

Operating expenses:
  Sales and marketing                                                       2,074,425              3,227,598              2,880,127
  Product development                                                       1,321,511              1,478,071              1,599,425
  General and administrative                                                2,122,854              3,655,250              5,923,415
  Amortization of goodwill                                                         --                838,899                816,609
                                                                         ------------           ------------           ------------
Loss from operations                                                       (1,770,555)            (7,620,773)            (7,355,737)

Other:
 Gain (loss) on sale of assets and other                                      147,768                191,915               (699,010)
 Interest income                                                               14,009                 90,409                511,657
 Interest expense                                                                  --                (28,794)              (471,553)
                                                                         ------------           ------------           ------------
Loss before income taxes and cumulative
 effect of a change in accounting principle                                (1,608,778)            (7,367,243)            (8,014,643)
Income tax benefit                                                          1,046,296                     --                469,897
                                                                         ------------           ------------           ------------
Loss before cumulative effect of a change in
 accounting principle                                                        (562,482)            (7,367,243)            (7,544,746)
Cumulative effect of a change in accounting
 principle                                                                 (1,088,311)                    --                     --
                                                                         ------------           ------------           ------------
Net loss                                                                 $ (1,650,793)          $ (7,367,243)          $ (7,544,746)
                                                                         ============           ============           ============

Net (loss) income per common share (basic and diluted)
 Loss before cumulative effect of a change
  in accounting principle                                                       (0.02)                 (0.30)                 (0.39)
                                                                         ------------           ------------           ------------
 Cumulative effect of a change in
  accounting principle                                                          (0.03)                    --                     --
                                                                         ------------           ------------           ------------
 Net (loss) income per common share                                      $      (0.05)          $      (0.30)          $      (0.39)
                                                                         ============           ============           ============
Weighted average number of common shares
 used in computation (basic and diluted)                                   36,189,748             24,399,699             19,535,841
                                                                         ============           ============           ============


See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                   Years ended
                        December 31, 2002, 2001 and 2000


                                          COMMON STOCK                       STOCK
                                         $0.001 PAR VALUE     ADDITIONAL    PURCHASE
                                         ----------------      PAID-IN        PLAN        ACCUMULATED     TREASURY
                                        SHARES      AMOUNT     CAPITAL     RECEIVABLE       DEFICIT        STOCK          TOTAL
                                        ----------  -------  -----------  -------------  -------------  -------------  -------------
Balances at January 1, 2000             18,738,686  $18,739  $67,509,276  $         --   $(56,722,141)  $(11,040,484)  $   (234,610)
Non-cash compensation expense
 related to employee stock options              --       --       55,718            --             --             --         55,718
Exercise of employee stock options         113,714      113       62,688            --             --             --         62,801
 888,779 shares acquired as
 treasure stock                                 --       --           --            --             --     (2,039,596)    (2,039,596)
Equity financing, net                    7,565,000    7,565   14,348,635            --             --             --     14,356,200
Cancellation of officer notes            1,600,000    1,600    3,198,400            --             --             --      3,200,000
Non-cash compensation expense
 related to officer note cancellation           --       --      347,200            --             --             --        347,200
Acquisition of minority interest           800,000      800    1,849,200            --             --             --      1,850,000
Retainer warrants -- SmallCaps Online           --       --       10,800            --             --             --         10,800
Net loss                                        --       --           --            --     (7,544,746)            --    (7,544,746)
                                        ----------  -------  -----------  ------------   ------------   ------------   ------------
Balance at December 31, 2000            28,817,400   28,817   87,381,917                  (64,266,887)   (13,080,080)    10,063,767
                                        ----------  -------  -----------  ------------   ------------   ------------   ------------
Exercise of employee stock options          15,000       16        8,423            --             --             --          8,439
 250,000 shares acquired as treasury
 stock                                          --       --           --            --             --       (187,500)      (187,500)
Retainer warrants - SmallCaps Online            --       --       10,800            --             --             --         10,800
Non-cash financing fee                          --       --      161,731            --             --             --        161,731
Common stock issued                     13,333,333   13,333    1,986,667            --             --             --      2,000,000
Net loss                                        --       --           --            --     (7,367,243)            --     (7,367,243)
                                        ----------  -------  -----------  ------------   ------------   ------------   ------------
Balance at December 31, 2001            42,165,733   42,166   89,549,538            --    (71,634,130)   (13,267,580)     4,689,994
                                        ----------  -------  -----------  ------------   ------------   ------------   ------------
Common stock issued                      1,799,973    1,800      213,298      (215,098)            --             --             --
Payments made under stock purchase
 plan                                           --       --           --       215,098             --             --        215,098
Net loss                                        --       --           --            --     (1,650,793)            --     (1,650,793)
                                        ----------  -------  -----------  ------------   ------------   ------------   ------------
Balance at December 31, 2002            43,965,706  $43,966  $89,762,836  $         --   $(73,284,923)  $(13,267,580)  $  3,254,299
                                        ==========  =======  ===========  ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                            Years ended December 31,

                                                                                2002                 2001                  2000
                                                                             -----------          -----------          ------------
OPERATING ACTIVITIES
Net loss                                                                     $(1,650,793)         $(7,367,243)         $ (7,544,746)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Cumulative effective of a change in
  accounting principle                                                         1,088,311                   --                    --
   Non-cash compensation expense related to
    employee stock options                                                            --                   --                55,718
   Retainer warrants                                                                  --               10,800                10,800
   Depreciation expense                                                          249,802              526,111               707,408
   Amortization expense                                                               --              838,899               816,609
  Bad debt expense                                                                 6,500               59,014               324,607
  Non-cash compensation expense related to
   officer note cancellation                                                          --                   --               347,200
  Non-cash financing fee                                                              --              161,731                    --
  (Gain) loss on sale of assets and other                                            446             (191,915)              699,748
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                      96,356               (9,690)            1,785,701
    Due from affiliated practices in
     litigation                                                                       --            1,944,919              (243,261)
    Prepaid expenses and other assets                                           (152,317)              73,836               (16,019)
    Prepaid and recoverable income taxes                                            (207)               1,930             1,913,589
    Accounts payable and accrued expenses                                       (142,185)            (232,661)           (1,105,507)
    Accrued payroll, incentive compensation
     and related expenses                                                       (167,716)            (219,819)              320,989
    Deferred income                                                            1,115,450              778,145              (433,369)
                                                                             -----------          -----------          ------------
Net cash provided by (used in) operating
  activities                                                                     443,647           (3,625,943)           (2,360,533)

INVESTING ACTIVITIES
Purchases of property and equipment                                              (19,981)             (14,746)             (418,642)
Proceeds from sale of medical equipment                                               --                   --               125,000
Increase in other assets                                                              --               64,747                 4,352
Sale of property, plant and equipment                                                 --                   --                    --
                                                                             -----------          -----------          ------------
Net cash provided by (used in) investing
 activities                                                                      (19,981)              50,001              (289,290)

FINANCING ACTIVITIES
Proceeds from stock purchases                                                    215,098                   --                    --
Net proceeds from equity financing                                                    --            2,000,000            14,356,200
Issuance of notes receivable                                                          --                   --               (35,000)
Principal repayments on note payable                                                  --           (1,369,767)          (10,406,673)
Principal repayments on officer notes                                                 --                   --              (350,000)
Purchases of treasury stock                                                           --             (187,500)                   --
Exercise of employee stock options                                                    --                8,439                62,801
Repayments of notes receivable                                                    12,726              622,459             3,503,596
                                                                             -----------          -----------          ------------

Net cash provided by financing activities                                        227,824            1,073,631             7,130,924
                                                                             -----------          -----------          ------------

Net increase (decrease) in cash and
 cash equivalents                                                                651,490           (2,502,311)            4,481,101
Cash and cash equivalents at beginning of period                               2,295,557            4,797,868               316,767
                                                                             -----------          -----------          ------------

Cash and cash equivalents at end of period                                   $ 2,947,047          $ 2,295,557          $  4,797,868
                                                                             ===========          ===========          ============

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                                $        --          $    38,467          $    559,700
                                                                             ===========          ===========          ============

Income taxes received                                                        $(1,046,089)         $    (1,930)         $ (2,383,485)
                                                                             ===========          ===========          ============

See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 2002

1. DESCRIPTION OF BUSINESS

HealthGrades provides healthcare ratings, advisory services and other healthcare information. We grade, or provide the means to assess and compare the quality or qualifications of, various types of healthcare providers. Our customers include healthcare providers, employees, health plans, insurance companies and consumers.

We offer services to hospitals that are either attempting to build a reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. For hospitals that have not received high ratings, we offer quality improvement services.

We also provide basic and expanded profile information on a variety of providers and facilities. We make this information available to consumers, employers and health plans to assist them in selecting healthcare providers. The basic profile information is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to certain healthcare providers. These reports provide more detailed information than is available free of charge on our website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional (for example, medical professional underwriter).

We provide online integrated healthcare quality services for employers, health plans and other organizations that license access to our database of healthcare providers.

We have also entered into strategic arrangements with other service providers, including GeoAccess and J.D. Power & Associates, in an effort to increase our name recognition and market presence, as well as enhance our service offerings.

In addition to the services noted above, which constitute our ratings and advisory business, we also provided, through September 2002, limited physician practice management services to musculoskeletal practices under management services agreements. As of December 31, 2002, all of these agreements had expired or had been terminated.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Health Grades, Inc. and our subsidiaries. Effective December 31, 2002, we liquidated our Healthcare Ratings and Providerweb.net subsidiaries. This liquidation had no impact on our financial position or operations. All significant intercompany balances and transactions for the periods presented have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. These estimates are based on management's current knowledge of events and actions they may undertake in the future, and actual results could differ from those estimates.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

Ratings and advisory revenue

Our ratings and advisory revenue is generated principally from annual fees paid by hospitals that participate in our Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. The SQI program provides business development tools to hospitals that are highly rated on our website. Under the SQI program, we license the HealthGrades name and our "report card" ratings to hospitals. The license may be in a single area (for example, Cardiac) or multiple areas (for example, Cardiac, Neuroscience and Orthopaedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants. Another key feature of this program is a detailed comparison of the data underlying a hospital's rating to local and national benchmarks.

Our QAI program is principally designed to help hospitals measure and improve the quality of their care in particular areas where they have lower ratings. Using our database and focusing on a particular hospital's information and ratings we can help identify areas to improve quality and measure how well the hospital performs relative to national and regional best practices. Detailed quality comparisons are also available from the hospital to the individual physician level. Our consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis.

We recognize revenue related to these arrangements in a straight-line manner over the term of the agreement (typically one-year). We follow this method because the primary deliverable under the agreement is the license for a hospital to utilize its rating over the contract term. In addition, consulting services are performed as requested by the client over the term of the agreement. As we typically receive payment for the entire contract term upon execution of the agreement, we record the cash payment as deferred revenue, which is then amortized to revenue over the contract term.

Physician practice service fees

Physician practice service fees include services fees and other revenue derived from our former physician practice management business.

PRODUCTION, CONTENT AND PRODUCT DEVELOPMENT COSTS

Beginning in 1999, we began incurring production, content and product development costs related to the development and support of our current (and a former) website. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred.

Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based upon our product development process, technological feasibility is established upon the completion of a working model. Costs incurred between completion of a working model and the launch of our websites were not significant.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents generally consist of cash and overnight investment accounts that consist of short-term government obligations. These instruments have original maturity dates not exceeding three months. Such investments are stated at cost, which approximates fair value and are considered cash equivalents for purposes of reporting cash flows.

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, as reported in the accompanying balance sheets, approximate their fair value primarily due to the short-term and/or variable-rate nature of such financial instruments.

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

                      Computer equipment and software      3-5 years
                      Furniture and fixtures               5-7 years
                      Leasehold improvements               5 years

GOODWILL

Goodwill, which is stated at cost, is evaluated annually for impairment in accordance with the provisions of SFAS 142. As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. SFAS 142 also requires companies to perform a transitional test of goodwill for impairment as of January 1, 2002, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. See Note 5 for further discussion of our adoption of SFAS 142.

STOCK-BASED COMPENSATION

We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using assumptions described in Note 8, to our stock-based compensation plan


                                                                                    Year ended December 31,
                                                                              2002           2001            2000
                                                                          ------------    ------------    ------------
         Net loss as reported                                             $ (1,650,793)   $ (7,367,243)   $ (7,544,746)
         Add: Stock-based employee compensation expense included in
          reported net income under APB No. 25                                       -               -          55,718
         Less: Total stock-based employee compensation expense
          determined under fair value based method for awards granted,
          modified or settled                                                 (870,374)       (707,091)       (895,243)
                                                                          ------------    ------------    ------------
         Pro forma net loss                                               $ (2,521,167)   $ (8,074,334)   $ (8,384,271)
                                                                          ============    ============    ============

         Loss per share:
           Basic and diluted as reported                                        $(0.05)        $(0.30)         $(0.39)
                                                                                =======        =======         =======
           Basic and diluted pro forma                                          $(0.07)        $(0.33)         $(0.43)
                                                                                =======        =======         =======

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

At a November 21, 2002 meeting, the Emerging Issues Task Force (EITF) reached a final consensus regarding EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. We have not determined the effect of adoption of EITF 00-21 on our financial statements or the method of adoption that we will use.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement 148 (SFAS 148), Accounting for Stock-Based

Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We do not plan a change to the fair value based method of accounting for stock-based employee compensation and have included the disclosure requirements of SFAS 148 in the accompanying consolidated financial statements.

Accounting for Guarantees

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. We have not previously issued guarantees and do not anticipate FIN 45 will have a material effect on our 2003 financial statements. However, as more fully described in Note 13, we are currently a defendant in a complaint that alleges we have continuing liability with respect to certain lease payments under which the current lessee, a former affiliated practice, has ceased making payments. This alleged liability could be deemed a guarantee of indebtedness of others in accordance with FIN 45. Although we deny the allegations made in the complaint, we have made disclosures in Note 13 with respect to the legal proceedings initiated by virtue of the complaint.

3. ACCOUNTS RECEIVABLE AND MANAGEMENT FEE REVENUE

Accounts receivable consisted of the following:

                                                                             DECEMBER 31
                                                                          2002          2001
                                                                       ---------     ---------
                     Trade accounts receivable                         $ 675,514     $ 835,789
                     Less allowance for doubtful accounts                     --        57,419
                                                                       ---------     ---------
                                                                       $ 675,514     $ 778,370
                                                                       =========     =========


For the years ended December 31, 2002 and 2001, we derived a substantial amount of our revenue from our ratings and advisory services. Furthermore, our strategic quality initiative services accounted for 79% and 73% of total ratings and advisory revenue for the years ending December 31, 2002 and 2001, respectively.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                           DECEMBER 31
                                                                       2002            2001
                                                                    -----------     -----------

                     Furniture and fixtures                         $   847,147     $   907,340
                     Computer equipment and software                  1,750,141       1,737,939
                     Leasehold improvements and other                    10,784          10,784
                                                                    -----------     -----------
                                                                      2,608,072       2,656,063
                     Accumulated depreciation and amortization       (2,504,161)     (2,321,885)
                                                                    -----------     -----------

                     Net property and equipment                     $   103,911     $   334,178
                                                                    ===========     ===========

For the years ended December 31, 2002, 2001 and 2000, depreciation expense was approximately $250,000, $526,000 and $707,000, respectively.

5. GOODWILL

As a result of the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142), we discontinued the amortization of goodwill effective January 1, 2002. SFAS 142 also requires companies to perform a transitional test of goodwill for impairment as of

January 1, 2002, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Goodwill, net in the accompanying consolidated balance sheet, as of December 31, 2002, is shown net of the impairment charge described above. As of December 31, 2001, accumulated amortization was approximately $1.7 million.

SFAS 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. SFAS 142 also states that if a valuation technique is used that considers multiple sources of information, such as an average of the quoted market prices of the reporting unit over a specific time period and the results of a present value technique, the company should apply that technique consistently period to period (i.e. In the required annual impairment analysis in subsequent years).

As HealthGrades consists of only one reporting unit, and is publicly traded, management began its fair value analysis with an evaluation of our market capitalization. We applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price. We applied an additional premium of 30% to this valuation to give effect to management's best estimate of a "control premium." As the majority of our outstanding shares were owned by management and two venture capitalist investors, we believe a premium of 30% is reasonable to give effect to additional benefits a purchaser would derive from control of HealthGrades.

As our shares are very thinly traded, management believes that any analysis of HealthGrades' fair value should include valuation techniques in addition to overall market capitalization. We contemplated utilizing cost, market or income approaches. However, utilization of cost or market approaches was not feasible, particularly given the fact that HealthGrades does not fall into an easily identifiable "peer group" of companies from which to compare valuations in the form of price/earnings ratios, sales of similar companies, etc. Therefore management determined to utilize an approach using the present value of expected future cash flows as an additional valuation technique. Due to the inherent uncertainty involved in projecting cash flows, in particular for a growth company, management developed a range of possible cash flows and derived a probability-weighted average of the range of possible amounts to determine the expected cash flow.

After deriving the market capitalization and expected cash flow valuations as described above, we then applied an equal weighting to each model to derive an overall fair value estimate of HealthGrades. Subsequent to this valuation, we compared the implied fair value of goodwill to the carrying amount of goodwill to arrive at the final impairment loss calculation of approximately $1.1 million.

Application of the non-amortization provisions of SFAS 142 resulted in a reduction of operating expenses of approximately $839,000 ($0.02 per share) for the year ending December 31, 2002.

Net loss and net loss per share, adjusted to exclude amortization of goodwill, are as follows:

                                                                                       YEAR ENDED
                                                                                      DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                       2002                2001                2000
                                                                    -----------         -----------         -----------
     Reported net loss...........................................   $(1,650,793)        $(7,367,243)        $(7,544,746)
          Add: amortization of goodwill..........................            --             838,899             816,609
                                                                    -----------         -----------         -----------
     Pro forma adjusted net loss ................................   $(1,650,793)        $(6,528,344)         (6,728,137)
                                                                    ===========         ===========         ===========

     Basic and diluted loss per share
          Reported net loss......................................        $(0.05)             $(0.30)             $(0.39)
          Add back: amortization of goodwill.....................            --                 .03                 .05
                                                                    -----------         -----------         -----------
     Pro forma adjusted basic and diluted net loss per share ....        $(0.05)             $(0.27)             $(0.34)
                                                                    ===========         ===========         ===========

As required under Statement 142, we performed our annual test for impairment of our goodwill during the fourth quarter of 2002. This test resulted in no additional impairment to our goodwill balance. We will perform the annual impairment test in the fourth quarter of subsequent years, or sooner, if indicators of impairment arise at an interim date. Any impairment identified during the annual impairment tests will be recorded as an operating expense in our consolidated statement of operations. We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and interim tests if necessary.

6. EQUITY FINANCING

On March 17, 2000, we closed an equity financing transaction (the "Equity Financing") which raised $18 million. Pursuant to the terms of the Equity Financing, certain investors paid $14.8 million to us in return for 7,400,000 shares of HealthGrades common stock and five-year warrants to purchase 2,590,000 shares of HealthGrades common stock at an exercise price of $4.00 per share. Net proceeds of the Equity Financing, after payment of certain legal and other financing fees, were approximately $14.4 million. In connection with the Equity Financing, we also issued an aggregate of 165,000 shares to our bank syndicate as a financing fee. We also issued a five year warrant to purchase 150,000 shares of HealthGrades common stock to a company that served as a financial advisor to us in connection with the Equity Financing, at an exercise price of $3.45 per share. In connection with the Equity Financing, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of our common stock and five-year warrants to purchase 560,000 shares of HealthGrades common stock at $4.00 per share. In accordance with the provisions of EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, upon the exchange of the notes payable, we recorded an expense of $347,200 based upon the estimated fair market value of the warrants issued to the officers. This expense is included in general and administrative expenses in our Consolidated Statement of Operations for the year ended December 31, 2000.

Effective April 16, 2001, we reached an agreement with Chancellor V., L.P. ("Chancellor") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment (the "Commitment") to provide us with up to $2.0 million of equity financing. Chancellor and Essex were the two principal investors in the Equity Financing described above. In consideration for the commitment, we issued Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price per share of $0.26, which was the closing market price per share of our common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants expire on April 16, 2007. In addition, we repriced warrants to purchase 100,000 shares of our common stock that were issued to Chancellor and Essex in March 2000 to the same $0.26 per share exercise price.

Under the terms of the agreement with Chancellor and Essex, we were granted the option until December 31, 2001, to sell our common stock to Chancellor and Essex at an aggregate purchase price of up to $2.0 million. Effective October 9, 2001, we exercised our option to receive the entire $2.0 million. Under the terms of the Commitment, in exchange for the $2.0 million, we issued an aggregate of 13,333,333 shares of HealthGrades' common stock to Chancellor and Essex. In addition, we issued six-year warrants to purchase 350,000 shares of our common stock at an exercise price per share of $0.15. See also Note 19 for a discussion of our repurchase of our common stock and warrants from Chancellor in March 2003.

7.   BANK LINE OF CREDIT

On May 13, 2002, we completed a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of December 31, 2002, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus 0.75% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of December 31, 2002, we had no advances outstanding. See also Note 19 for an update of this Agreement.

8.   COMMON STOCK AND WARRANTS

We record treasury stock at cost with regard to monetary transactions and at estimated fair value with regard to non-monetary transactions.

As of December 31, 2002, we had the following common shares reserved for future issuance:

                            Awards under the 1996 Equity Compensation Plan                          9,853,926
                            Awards under the 1996 Incentive and Non-Qualified Stock Option Plan         3,500
                                                                                                    ---------
                            Total shares reserved for future issuance                               9,857,426
                                                                                                    =========


In June 2000, we issued to SmallCaps Online Group, LLC five-year warrants to purchase 20,000 shares of HealthGrades common stock at $2.00 per share, in consideration for certain financial advisory services to be rendered to us.

In connection with a severance agreement with a former HealthGrades executive, effective March 29, 2001, the former executive surrendered 250,000 shares of HealthGrades' common stock. The cost of these shares is included as treasury shares purchased in our Consolidated Statements of Stockholders' Equity for the year ended December 31, 2001.

See also Note 6 for a discussion of warrants issued to certain investors and certain HealthGrades' officers.

9.   STOCK OPTION PLANS

On March 22, 1996, we adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") under which nontransferable options to purchase up to 5,000,000 shares of HealthGrades common stock were available for award to eligible directors, officers, advisors, consultants and key employees. On January 10, 1997, the Board of Directors voted to terminate the Plan.

The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant, and the options granted thereunder had a term of ten years. Options, which were generally contingent on continued employment with HealthGrades, could be exercised only in accordance with a vesting schedule established by our Board of Directors. Of the 553,500 shares underlying options granted during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 shares underlying the options remain outstanding and exercisable at December 31, 2002. The other 550,000 shares underlying options were forfeited or exercised during 1997.

On October 15, 1996, our Board of Directors approved the 1996 Equity Compensation Plan (the "Equity Plan"), which initially provided for the grant of options to purchase up to 2,000,000 shares of HealthGrades common stock. The total number of shares authorized for issuance under the Equity Plan increased to 6,000,000 in 1998, 7,000,000 in 2000, 8,000,000 in 2001 and 13,000,000 in
2002. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of HealthGrades and any subsidiaries, members of the Board of Directors and certain advisors are eligible to participate in the Equity Plan, which will terminate no later than October 14, 2006. Our Board of Directors or a committee of the Board of Directors authorizes the granting and vesting of options under the Equity Plan. As of December 31, 2002, there were 2,855,113 remaining shares available for grant under the Equity Plan.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 2002, 2001 and 2000 were estimated at the date of grant using an option pricing model with the following weighted-average assumptions: risk-free interest rate over the life of the option of 2.2% to 5.1%; no dividend yield; and expected two to eight year lives of the options. The Black-Scholes model was utilized to calculate the value of the options issued. The volatility factors utilized in 2002, 2001, and 2000 were 1.91, 1.60 and 1.46, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net (loss) income as disclosed below may not be representative of compensation expense in future years.

A summary of HealthGrades' stock option activity and related information for the years ended December 31 is as follows:

                                                          2002                      2001                      2000
                                                ------------------------    ----------------------   -----------------------
                                                               WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                                                AVERAGE                   AVERAGE                   AVERAGE
                                                               EXERCISE                  EXERCISE                  EXERCISE
                                                 OPTIONS        PRICE        OPTIONS       PRICE      OPTIONS        PRICE
                                                ----------     ---------    ----------   ---------   ----------    ---------
           Outstanding at Beginning of           4,814,278       $ 3.68      6,537,083     $ 4.31     5,536,312       $ 6.10
            Year
              Granted
                Exercise price equal to
                  fair value of common stock     6,640,759         0.09        775,333       0.39     2,682,489         1.35
              Exercised                                 --           --        (15,000)      0.70      (113,714)        0.55
              Forfeited                         (1,597,611)        6.68     (2,483,138)      4.32    (1,568,004)        5.86
                                                ----------       ------     ----------     ------    ----------       ------

           Outstanding at end of year            9,857,426         0.78      4,814,278       3.68     6,537,083         4.31
                                                ==========                  ==========               ==========

           Exercisable at end of year            6,601,970         1.07      3,365,928       4.50     3,382,639         5.13
                                                 =========                  ==========               ==========

                                                                            2002    2001    2000
                                                                           ------  ------  ------
                           Weighted-Average Fair Value of Options
                              Granted During the Year:
                              Exercise price equal to fair value of
                                common stock                               $ 0.08  $ 0.33  $ 1.09

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2002 are as follows:

                                     OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
            --------------------------------------------------------------------     -----------------------------
                                                    WEIGHTED
                                                     AVERAGE          WEIGHTED-                          WEIGHTED
                                                    REMAINING          AVERAGE                            AVERAGE
                RANGE OF            NUMBER         CONTRACTUAL        EXERCISE          NUMBER           EXERCISE
             EXERCISE PRICES     OUTSTANDING          LIFE              PRICE         EXERCISABLE          PRICE
            -----------------   -------------     -------------      -----------     -------------      ----------
                 $0.05 -$0.06       658,000            9.38             $0.06                   -           N/A
                         0.10     5,737,553            9.10              0.10           3,761,025         $0.10
                  0.17 - 0.38       367,200            8.51              0.20             123,881          0.20
                  0.50 - 0.70     1,976,461            6.67              0.58           1,816,461          0.56
                  0.75 - 0.98       319,397            7.78              0.83             173,135          0.85
                  1.00 - 1.88       195,550            7.31              1.53             144,203          1.54
                  2.00 - 4.31       116,668            6.98              3.35              96,668          3.48
                  6.00 - 6.75        53,400            4.98              6.52              53,400          6.52
                         8.00        60,000            3.92              8.00              60,000          8.00
                  9.38 - 9.88       190,194            5.29              9.82             190,194          9.82
                10.00 - 12.88       183,003            4.77             12.14             183,003         12.14
            -----------------   -----------            ----           -------           ---------        ------
              $ 0.05 - $12.88     9,857,426            8.30             $0.78           6,601,970        $ 1.07
                                ===========                                             =========


10.  SEGMENT DISCLOSURES

For the year ended December 31, 2002, substantially all of our revenue and operating expenses are derived from our ratings and advisory business. Therefore, for the year ended December 31, 2002, we had only one reportable segment.

For the years ended December 31, 2001 and 2000, our reportable segments were Physician Practice Services ("PPS") and Ratings and Advisory Revenue. PPS derived its revenue primarily from management services provided to physician practices. Ratings and Advisory Revenue ("RAR") is derived primarily from marketing arrangements with hospitals and fees related to the licensing of our content (including set-up fees).

We used net (loss) income before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

For the years ended December 31, 2001 and 2000, segment information for PPS represents the operating results for Health Grades, Inc. The RAR segment includes the operating results for Healthcare Ratings, Inc. (HRI), our only subsidiary with significant operations in 2001 and 2000. Effective December 31, 2002, we liquidated the HRI subsidiary. All operations that were previously recorded in the HRI subsidiary are now being recorded in Health Grades, Inc. HRI contained the revenue from our ratings and advisory business. Expenses of HRI include direct salaries and wages of HRI expenses, disbursements made directly from HRI, and depreciation recorded on HRI assets. In addition, our goodwill amortization is included in the RAR segment information. All corporate employees and operating expenses are included in the PPS segment. We did not perform any expense allocation other than certain telephone and utilities expense.

                                                                      AS OF AND FOR THE YEAR ENDED
                                                                            DECEMBER 31, 2002
                                                                          2001             2000
                                                                       -----------      -----------
                               PPS
                               Revenue from external
                                 customers                             $   551,925      $ 4,249,658
                               Interest income                              33,588          148,464
                               Interest expense                             28,794          471,553
                               Depreciation and amortization               292,566          493,811
                                 expense
                               Segment net (loss) income
                                 before income taxes                    (4,419,192)      (3,710,587)
                               Segment assets                           20,680,689       25,831,100
                               Segment asset expenditures                   11,042          210,680

                               RAR
                               Revenue from external
                                 Customers                             $ 3,088,451      $ 1,578,979
                               Interest income                              56,821          363,193
                               Depreciation and amortization             1,072,444        1,030,206
                                 expense
                               Segment net loss before
                                 income taxes                           (2,948,051)      (4,304,056)
                               Segment assets                            5,283,971        6,068,902
                               Segment asset expenditures                    3,704          207,962


                               REVENUE
                               Total for reportable segments             3,640,376        5,828,637
                               Other revenue                                 4,490            9,051
                                                                       -----------      -----------
                               Total consolidated revenue              $ 3,644,866      $ 5,837,688
                                                                       ===========      ===========

                               LOSS BEFORE INCOME TAXES
                               Total net loss before tax for
                                 reportable segments                   $(7,367,243)     $(8,014,643)
                               Adjustment                                       --               --
                                                                       -----------      -----------
                               Loss before income
                                 taxes                                 $(7,367,243)     $(8,014,643)
                                                                       ===========      ===========

                               ASSETS
                               Total assets for reportable
                                 segments                              $25,964,660      $31,900,002
                               Elimination of advances to
                                 subsidiaries                          (10,421,736)      (9,733,808)
                               Elimination of investment in
                                 subsidiaries                           (7,795,020)      (7,795,020)
                                                                       -----------      -----------
                               Consolidated total assets               $ 7,747,904      $14,371,174
                                                                       ===========      ===========

For each of the years presented, our operations and assets were within the United States of America.


11.  LEASES

We are obligated under operating leases for our office space and certain office equipment.

 Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

                                                   2003          $ 225,196
                                                   2004            228,832
                                                   2005             57,242
                                                   2006             21,725
                                                   2007                 --
                                                                 ---------
                                                  Total          $ 532,995
                                                                 =========

Rent expense for the years ended December 31, 2002, 2001 and 2000 under all operating leases was approximately $278,000, $272,000 and $240,000, respectively.

12.  INCOME TAXES

We are a corporation subject to federal and certain state and local income taxes. The provision for income taxes is made pursuant to the liability method as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                                          2002         2001
                                                                      -----------  -----------
                                   Deferred tax assets:
                                     Property and equipment, net      $   171,920  $   191,295
                                     Web development costs                 54,578       87,868
                                     Accrued liabilities                   10,406       29,679
                                     Deferred start-up expenditures        13,116       26,236
                                     Allowance for doubtful accounts           --       23,541
                                     Net operating loss
                                      carryforwards                     7,446,211    7,888,410
                                                                      -----------  -----------
                                                                        7,696,231    8,247,029
                                   Valuation allowance for deferred
                                     tax assets                        (7,579,289)  (8,195,339)
                                                                      -----------  -----------

                                   Gross deferred tax asset               116,942       51,690
                                                                      -----------  -----------

                                   Deferred tax liabilities:
                                     Prepaid expenses                     116,942       51,690
                                                                      -----------  -----------

                                   Gross deferred tax liability           116,942       51,690
                                                                      -----------  -----------

                                   Net deferred tax liability         $        --  $        --
                                                                      ===========  ===========

We have established a $7,579,289 valuation allowance as of December 31, 2002. The valuation allowance results from uncertainty regarding our ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. During 2002, the valuation allowance was decreased by $616,050. This reduction was principally due to our utilization of net operating losses generated in 2001, which we were allowed to carryback to offset taxable income of prior years pursuant to a 2002 tax law change.

The income tax (benefit) expense for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

                                                         2002          2001         2000
                                                     ------------    ----------    ----------
                                       Current:
                                         Federal     $ (1,046,296)   $       --    $ (472,897)
                                         State                 --            --         3,000
                                                     ------------    ----------    ----------
                                                     $ (1,046,296)           --      (469,897)
                                                     -------------   ----------    ----------
                                       Deferred:
                                         Federal               --            --            --
                                         State                 --            --            --
                                                     ------------    ----------    ----------
                                                               --            --            --
                                                     ------------    ----------    ----------
                                       Total         $ (1,046,296)   $       --    $ (469,897)
                                                     ============    ==========    ==========

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

During 2002, the Job Creation and Worker Assistance Act of 2002 ("JCWA Act") was signed into law. One of the provisions of the JCWA Act extended the net operating loss carryback provisions of the Internal Revenue Code from two years to five years for losses incurred in 2001 and 2002. Prior to the passage of the JCWA Act, we did not have the ability to utilize our 2001 tax loss to reduce prior year taxable income because we had no taxable income in 2000 or 1999. However, with the passage of the JCWA Act, we were able to carryback our 2001 tax loss to reduce taxable income in 1997. From the carryback, we received a tax refund of $1,046,296 which was recorded in 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

A reconciliation between the statutory federal income tax rate of 34% and our (38.8%), 0.0% and (5.9%) effective tax rates for the years ended December 31, 2002, 2001 and 2000, respectively, is as follows:

                                                                          2002      2001     2000
                                                                        -------   -------   ------
                  Federal statutory income tax rate                     (34.0)%   (34.0)%   (34.0)%
                  State income taxes, net of federal benefit             (4.8)     (5.1)     (5.6)
                  Non-deductible goodwill amortization
                    and impairment, business acquisition
                    and other costs                                      24.6       5.3       3.7
                  Miscellaneous                                          (1.7)     (0.8)     (2.9)
                  Deferred tax asset valuation allowance                (22.9)     34.6      32.9
                                                                        ------    -----     -----


                  Effective income tax rate                             (38.8)%     0.0%     (5.9)%
                                                                        ======    =====     =====

We have approximately $18,000,000 in net operating loss carryforwards, which expire during 2019 through 2022. Certain changes in our stock ownership can result in a substantial limitation on the amount of the net operating loss carryforwards that can be utilized following an ownership change. We have determined that we experienced such an ownership change during 2001. Consequently, future utilization of approximately $15,000,000 of our net operating loss carryforwards will be subject to these limitations. Additionally, approximately $4,500,000 of the net operating loss carryforwards relate to our former wholly-owned subsidiary, Healthcare Ratings, Inc., and are subject to Separate Return Limitation Year ("SRLY") limitations. The SRLY limitations permit an offset to consolidated taxable income only to the extent of taxable income attributable to the member with the SRLY loss.

13.  LEGAL PROCEEDINGS

On or about October 10, 2002, Strategic Performance Fund -- II ("SPF-II") commenced an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against us, alleging breach of two leases. These leases relate to two buildings in which one of our former affiliated practices, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") leased office space. Park Place ceased the payment of its rental obligations with respect to the two leases in May 2000, and subsequently filed a petition for bankruptcy, under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court, Southern District of Florida, Ft. Lauderdale Division. SPF-II is seeking damages against HealthGrades in the amount of approximately $4.7 million.

The basis of the allegation against HealthGrades is that while under the corporate name of Specialty Care Network, Inc., we entered into an Assignment, Assumption and Release Agreement dated July 8, 1997, under which we assumed the obligations of Orthopaedic Management Services, Inc., as lessee, under its Lease Agreement with the owner and lessor, Park Place Orthopaedic Center II, Ltd. The agreement was executed in connection with our acquisition of most of the non-medical assets of the Park Place practice. On October 1, 1997, the owner of the leased property sold its interests in the leasehold estates to SPF-II, Inc. On June 10, 1999, we sold the assets of the Park Place practice, including the leasehold interests, back to Park Place and entered into an Absolute Assignment and Assumption Agreement with Park Place, under which Park Place agreed to indemnify us in connection with the leasehold obligations. In addition, we entered into an Indemnification Agreement with Park Place and its individual physician owners, under which the individual physician owners (severally up to their ownership interest in the practice) agreed to indemnify us in connection with the leasehold obligations. SPF-II alleges that, notwithstanding the assignment of our leasehold interests to Park Place, HealthGrades remains liable for all lessee obligations under the leases.

We have filed a response to the initial complaint instituted by SPF-II, denying all liability with respect to the subject leases. In addition, we have filed a third-party complaint against the individual physician owners seeking indemnification from each of these individuals under the terms of the Indemnification Agreement. The physician owners have filed a response to our complaint denying their liability under the Indemnification Agreement, and asserting several affirmative defenses, including, among others, our failure to mitigate damages, lack of consideration, our assertion of a premature claim as liability and damages have not been established by SPF-II, rejection of the leases by the bankruptcy court, and, in the case of one physician owner, a claim that an "agent" of ours (who was, in fact, an employee of Park Place both before and after our affiliation with the practice) fraudulently induced the purchase of the Park Place practice's assets from us. The physician owners have also filed a motion to enjoin further prosecution of the action instituted against them by HealthGrades and Bank of America, the lender in connection with their repurchase of the assets of the Park Place practice, pending resolution of the bankruptcy proceeding.

The parties are currently engaged in a mediation process in an attempt to resolve this matter. If the mediation is not successful, we intend to contest our obligations under the Assignment, Assumption and Release Agreement, fully explore SPF-II's obligations to mitigate damages and vigorously pursue our rights against Park Place and the individual physician owners.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

14.  COMMITMENTS

We have entered into employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. We expense all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, or change in ownership of HealthGrades, we may be partially or wholly relieved of our financial obligations to such individuals. However, under certain circumstances, a change in control of HealthGrades may provide significant and immediate enhanced compensation to the executives. At December 31, 2002, we were contractually obligated to pay base pay compensation to these executives of approximately $481,000 through December 31, 2003.

15.  EARNINGS PER SHARE

For the years ended December 31, 2002, 2001 and 2000, we had no dilutive securities and therefore, basic and fully diluted earnings per share were based upon the same number of common shares outstanding.

Options to purchase 9,857,426, 4,814,278 and 6,537,083 shares of common stock were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per common share for the respective years because the effect would be antidilutive based on our net loss for the year.

16.  EMPLOYEE BENEFIT PLAN

We maintain a defined contribution employee benefit plan ("the Plan"). The Plan covers substantially all HealthGrades' employees and includes a Qualified Non-Elective Contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the plan.

Expense under the benefit plan, including the Qualified Non-Elective Contribution, aggregated approximately $114,000, $122,000 and $108,000 for 2002, 2001 and 2000, respectively.

17.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.


                                             MARCH 31       JUNE 30     SEPTEMBER 30    DECEMBER  31
 2002                                      -----------    -----------   ------------    ------------
Revenue:
   Ratings and advisory                    $ 1,084,955    $ 1,196,017    $ 1,287,436    $ 1,523,483
   Physician practice service fees             111,831         83,661             --             --
   Other                                         2,021            670            468         16,841
                                           -----------    -----------    -----------    -----------
Total revenue                                1,198,807      1,280,348      1,287,904      1,540,324

Expenses:
   Cost of ratings and advisory  revenue       371,237        332,882        393,347        370,631

   Cost of physician practice management
       revenue                                  19,812         15,872         16,183         39,184
                                           -----------    -----------    -----------    -----------
 Gross margin                                  807,758        931,594        878,374      1,130,509

Operating expenses:
  Sales and marketing                          469,199        494,203        602,122        508,901
  Product development                          306,803        318,925        324,475        371,308
  General and administrative                   538,308        527,154        488,575        568,817
   Amortization of goodwill                         --             --             --             --
                                           -----------    -----------    -----------    -----------
Loss from operations                          (506,552)      (408,688)      (536,798)      (318,517)

 Other:

  Gain on sale of assets and other                   --        141,668         6,000             100
   Interest income                                4,106          2,961         3,775           3,167
   Interest expense                                  --             --            --              --
                                            -----------    -----------    -----------     -----------
Loss before income taxes and
   cumulative effect of a change in
   accounting principle                        (502,446)      (264,059)      (527,023)       (315,250)
Income tax benefit                            1,046,296             --             --              --
                                            -----------    -----------    -----------     -----------
Loss before cumulative effect of a
   change in accounting principle               543,850       (264,059)      (527,023)       (315,250)
                                            -----------    -----------    -----------     -----------
Cumulative effect of a change in
   accounting principle                              --     (1,088,311)            --              --
                                            -----------    -----------    -----------     -----------

Net loss                                        543,850     (1,352,370)      (527,023)       (315,250)
                                            ===========    ===========    ===========     ===========

Net income (loss) per share (basic
  and diluted)                              $      0.02    $     (0.04)   $     (0.01)    $     (0.02)
                                            ===========    ===========    ===========     ===========

Weighted average shares outstanding
   (basic and diluted)                       35,526,744     36,406,731     36,406,731      36,406,731
                                            ===========    ===========    ===========     ===========

 2001                                         MARCH 31       JUNE 30       SEPTEMBER 30    DECEMBER 31
                                            -----------    ------------    ------------    ------------
Revenue:
   Ratings and advisory                    $    558,862    $    678,310    $    893,505    $    957,774
   Physician practice service fees              136,016         136,015         135,716         143,878
   Other                                          2,709             877              --           1,204
                                           ------------    ------------    ------------    ------------
Total revenue                                   697,587         815,202       1,029,221       1,102,856

Expenses:
   Cost of ratings and advisory revenue         313,549         312,998         321,575         359,803
   Cost of physician practice management
       revenue                                   79,937         403,977         273,982              --
                                           ------------    ------------    ------------    ------------
 Gross margin                                   304,101          98,227         433,664         743,053

Operating expenses:
  Sales and marketing                           844,892         805,829         883,048         693,829
  Product development                           410,863         371,036         380,897         315,275
  General and administrative                  1,145,459       1,271,974         773,740         464,077
   Amortization of goodwill                     209,725         209,724         209,725         209,725
                                           ------------    ------------    ------------    ------------
Loss from operations                         (2,306,838)     (2,560,336)     (1,813,746)       (939,853)

Other:
  Gain on sale of assets and other                  325              --             (29)        191,619
   Interest income                               54,566          23,642           6,756           5,445
   Interest expense                             (28,563)           (231)             --              --
                                           ------------    ------------    ------------    ------------
Loss before income taxes and
   cumulative effective of a change in
   accounting principle                      (2,280,510)     (2,536,925)     (1,807,019)       (742,789)
Income tax benefit                                   --              --              --              --
                                           ------------    ------------    ------------    ------------
Net loss                                     (2,280,510)     (2,536,925)     (1,807,019)       (742,789)
                                           ============    ============    ============    ============

Net loss per share (basic and diluted)     $      (0.11)   $      (0.12)   $      (0.08)   $      (0.02)
                                           ============    ============    ============    ============

Weighted average shares outstanding
   (basic and diluted)                       21,507,758      21,273,425      21,273,425      33,447,338
                                           ============    ============    ============    ============


18.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental noncash investing and financing activities are as follows:

In 2000, we received 888,779 shares of our common stock under the terms of a settlement agreement with one of our former affiliated practices.

In February 2000, we merged a majority-owned subsidiary, HG.com, Inc. into a recently formed, wholly-owned subsidiary, HealthCare Ratings, Inc. (the "Merger Transaction"). In connection with the Merger Transaction, the minority shareholders of HG.com were given 800,000 shares of HealthGrades common stock.

In March 2000, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of HealthGrades common stock and five-year warrants to purchase 560,000 shares of HealthGrades common stock at $4.00 per share.

19.  SUBSEQUENT EVENTS

Pursuant to a Stock and Warrant Repurchase Agreement, dated March 11, 2003, between Chancellor and us, we repurchased from Chancellor 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000. Chancellor initially acquired the common stock and warrants from us in two private transactions in 2000 and 2001. Immediately prior to the repurchase, Chancellor's ownership of HealthGrades common stock represented 33% of our outstanding common stock, and Chancellor's ownership of HealthGrades common stock and warrants represented 36% of our total outstanding common stock (assuming full exercise of the warrants held by Chancellor, but assuming no exercise of any other warrants or options).

Effective March 11, 2003, we executed an amendment to our line of credit arrangement with Silicon Valley Bank. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2004. To date, we have not borrowed any funds under the line of credit. In addition, the amendment provides for a term loan of $500,000. The term loan accrues interest at 5.94% and requires us to pay twenty-four equal installments of principal and interest over the term, beginning on April 1, 2003. We have the ability, at our option, to prepay all, but not less than all, of the term loan without penalty after August 21, 2003, provided we give Silicon Valley Bank at least thirty days written notice prior to such repayment.

                      Health Grades, Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                                            BALANCE AT    CHARGED TO    CHARGED TO                        BALANCE AT
                                             BEGINNING     COSTS AND       OTHER                            END OF
                   DESCRIPTION               OF PERIOD     EXPENSES      ACCOUNTS        DEDUCTIONS         PERIOD
        -------------------------------     ----------    ----------    ----------    ----------------    ----------
        Year ended December 31, 2002
             Allowance for doubtful
               accounts on trade
               receivables                  $   57,419    $       --    $       --    $  (57,4719)(1)     $       --


        Year ended December 31, 2001
             Allowance for doubtful
               accounts on management fee
               receivables                  $  231,895    $       --    $       --    $  (231,895)(1)     $       --

             Allowance for doubtful
               accounts on trade
               receivables                  $   80,183    $   85,319    $       --    $  (108,083)(1)     $   57,419


        Year ended December 31, 2000
             Allowance for contractual
               adjustments and doubtful
               accounts on receivables
               due from affiliated
               Physician practices in
               litigation                   $  839,032    $       --    $       --    $  (839,032)(2)     $       --

             Allowance for doubtful
               accounts on management fee
               receivables                  $1,434,073    $   35,090    $       --    $  (357,876)(1)     $  231,895
                                                                                      $  (879,392)(2)

             Allowance for doubtful
               accounts on trade
               receivables                  $       --    $   80,183    $       --    $        --         $   80,183



(1) Represents actual amounts charged against the allowance for the periods presented.

(2) Sold in conjunction with disposition of restructured affiliated practices.

                                 EXHIBIT INDEX


               EXHIBIT
                NUMBER                        DESCRIPTION

                  3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation and Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

                  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

                 10.1*     1996 Equity Compensation Plan, as amended

                10.2.1 Loan and Security Agreement by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

                10.2.2 Loan Modification Agreement by and between Health Grades, Inc. and Silicon Valley Bank

                  10.3     Stock and Warrant Repurchase Agreement

                  10.4* Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-17627))

                10.5.1* Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement of Form S-1 (File No. 333-17627))

                10.5.2* Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

                  23.1     Consent of Grant Thornton LLP

                  23.2     Consent of Ernst & Young LLP

                  99.1 Certificate of the Chief Executive Officer of Health Grades, Inc. pursuant to Title 18, Section 1350 of the United States Code.

                  99.2 Certificate of the Chief Financial Officer of Health Grades, Inc. pursuant to Title 18, Section 1350 of the United States Code.


* - Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.