Form 10-K/A
period 2002-12-31
HEALTH GRADES INC
filed 2003-04-30
CIK 1027915

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

As of April 25, 2003 there were 24,402,316 shares of the registrant's Common Stock outstanding.

This amendment to Health Grades, Inc.'s ("HealthGrades") Form 10-K for the fiscal year ended December 31, 2002 amends and modifies the Form 10-K to set forth the information required in Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

KERRY R. HICKS, age 43, one of our founders, has served as our Chief Executive Officer and has been a director since our inception in 1995. He also served as our President from our inception until November 1999 and since June 2001. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management
(LBA).

PETER H. CHEESBROUGH, age 51, has served as one of our directors since December 1996. Since December 3, 2002, Mr. Cheesbrough has served as Chief Financial Officer of Navigant Biotechnologies, a company that has developed a process for the elimination of pathogens from blood used for transfusions. From October 2000 to November 2002, Mr. Cheesbrough was a self-employed consultant. From August 1999 through September 2000, Mr. Cheesbrough served as Senior Vice President Finance and Chief Financial Officer of XCare.net, a company providing internet-based business to business connectivity, information exchange and electronic commerce applications solutions for healthcare. From June 1993 to August 1999, Mr. Cheesbrough was the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.

LESLIE S. MATTHEWS, M.D., age 51, has served as one of our directors since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1990, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital.

JOHN QUATTRONE, age 50, has served as one of our directors since November 2000. Mr. Quattrone has served as General Director of Human Resources for General Motors North America Automotive Operations since 1995.

J.D. KLEINKE, age 41, has served as one of our directors since April 2002. Mr. Kleinke has served as President and CEO for HSN, a privately-held health information technology development company since April 1998. From May 1992 to February 1998, Mr. Kleinke served in various capacities for HCIA, Inc., a healthcare information company that provides information products and services to health care systems, managed care organizations and pharmaceutical companies.

Kerry R. Hicks and David G. Hicks, our Executive Vice President - Information Technology, are brothers.

Health Grades, Inc., Kerry Hicks, our President and Chief Executive Officer, David Hicks, our Executive Vice President - Information Technology, Sarah Loughran, our Senior Vice President - Provider Services and certain of our former executive officers, have agreed to take such actions (including in the case of the individuals, voting their shares) as are in their control so that
(1) our Board of Directors is comprised of no more than eight members and (2) one designee of each of Chancellor V, L.P. ("Chancellor") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex") is elected to the Board of Directors. During 2002, Chancellor waived its right to designate a director. Furthermore, as further described in Item 13. Certain Relationships and Certain Transactions, effective March 11, 2003, we repurchased from Chancellor 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000. Subsequent to the repurchase, Chancellor no longer retains the right to designate a director. In addition, Essex has not designated any person as a director, but reserves the right to do so in the future.

 Section 16(a) Beneficial Ownership Reporting Compliance

Until March 31, 2002, Section 16(a) of the Securities Exchange Act of 1934 (the "Act") required our officers and directors and beneficial owners of more than ten percent of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. For the period from January 1, 2002 through March 31, 2002, we believe that all filings required to be made during 2002 were made on a timely basis. On December 31, 2001, we filed a Form 15 with the Securities and Exchange Commission that resulted in the termination of registration of our common stock under Section 12 of the Act. As a result, our officers, directors and holders of more than 10% of our common stock are no longer subject to Section 16(a) of the Act.

ITEM 11. EXECUTIVE COMPENSATION

                 Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning the compensation we paid during 2002, 2001 and 2000, to our Chief Executive Officer and the four other most highly paid executive officers (collectively, the "named executive officers") during the year ended December 31, 2002.


                                                                                       Long Term
                                                                                      Compensation
                                                                                        Awards
                                                           Annual Compensation       --------------
                                                          -----------------------     Securities
                                                                                      Underlying       All Other
Name and Principal Position                       Year      Salary       Bonus         Options       Compensation(1)
----------------------------------------------   ------   ----------   ----------   --------------   --------------
Kerry R. Hicks                                     2002   $  269,706   $    6,000        1,493,104   $        4,800
   Chief Executive Officer                         2001   $  269,706   $   67,250           61,719   $        4,800
                                                   2000   $  259,118   $  195,000          260,000   $        7,137

David G. Hicks                                     2002   $  183,400   $    4,000          900,000   $        4,800
   Executive Vice President - Information          2001   $  172,756   $   27,176           24,940   $        4,800
      & Technoloby                                 2000   $  175,419   $   78,287          100,000   $        4,800

Peter Fatianow                                     2002   $  149,800   $    4,000          600,000   $        4,614
   Senior Vice President - Corporate Services      2001   $  149,577   $   17,836           16,369   $        4,800
                                                   2000   $  144,000   $   28,565          100,000   $        4,288

Sarah Loughran                                     2002   $  148,825   $    4,000          900,000   $        4,585
   Senior Vice President - Provider Services       2001   $  149,577   $   17,836           16,369   $        4,800
                                                   2000   $  144,000   $   28,565          100,000   $        4,288

Michael D. Phillips                                2002   $  259,382   $       --          400,000   $        4,800
   Senior Vice President - Provider Sales          2001   $  215,186   $   15,900           15,900   $        4,800






(1) Includes amounts that we contributed for the account of the executive officers under our Retirement Savings Plan.

Stock Options

The following table sets forth certain information regarding stock options granted during 2002 to the named executive officers.


                             Number of       Percent of
                             Securities     Total Options
                             Underlying       Granted to        Exercise
                              Options        Employees in         Price          Expiration       Grant Date
            Name            Granted (1)      Fiscal Year        Per Share (2)       Date        Present Value (3)
------------------------   --------------   --------------    --------------   --------------   ----------------
Kerry R. Hicks                  1,493,104            25.13%   $       0.1000         2/7/2012   $        134,379

David G. Hicks                    900,000            15.15%   $       0.1000         2/7/2012   $         81,000

Peter Fatianow                    600,000            10.10%   $       0.1000         2/7/2012   $         54,000

Sarah Loughran                    900,000            15.15%   $       0.1000         2/7/2012   $         81,000

Michael D. Phillips               400,000             6.73%   $       0.1000         2/7/2012   $         36,000



(1) Of the options granted to each named executive officer, 13.6% of the shares underlying stock options fully vest after six months from date of grant; 13.6% of the shares underlying stock options fully vest after twelve months; 54.6% of the shares underlying stock options cliff-vest after two years, subject to acceleration if certain cash flow targets are met; and 18.2% shares underlying stock options cliff-vest after two years, subject to acceleration if certain stock price targets are met for the market value of our common stock.

         During 2002, the cash flow targets noted above were met. Therefore, all options subject to acceleration based on these cash flow targets are now fully vested.

(2) The exercise price per share underlying all options is equal to the closing price per share on the date of grant.

(3) These amounts represent the estimated fair value of stock options, measured at the date of grant using the Black-Scholes option pricing model. There are four underlying assumptions used in developing the grant valuations: an expected volatility of 1.909; an expected term to exercise of 3 years; risk-free interest rate over the life of the option of 2.23%; and an expected dividend yield of zero. The actual value, if any, an officer may realize will depend on the amount by which the market value of our common stock exceeds the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an officer will be at or near the value estimated above. These amounts should not be used to predict stock performance.

The following table sets forth certain information regarding stock options held as of December 31, 2002 by the named executive officers. The named executive officers did not exercise any stock options in 2002.

                                 Number of Securities            Value of Unexcercised
                                Underlying Unexercised               In-The-Money
                                     Options At                      Options at
                                 Fiscal Year-End (#)             Fiscal Year-End ($) (1)
                           -------------------------------   -------------------------------
Name                        Excercisable     Unexercisable    Excercisable     Unexercisable
------------------------   --------------   --------------   --------------   --------------
Kerry R. Hicks                  1,686,931          602,892   $           --   $           --

David G. Hicks                    888,617          336,323   $           --   $           --

Peter Fatianow                    481,215          235,154   $           --   $           --

Sarah Loughran                    685,760          330,609   $           --   $           --

Michael D. Phillips               278,027          137,873   $           --   $           --



(1) Based on $0.03, the closing price of our common stock as reported on the OTC Bulletin Board on December 31, 2002.


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

COMPENSATION OF DIRECTORS

Effective April 17, 2002, we granted options to our non-employee directors to purchase the following numbers of shares: Mr. Cheesbrough, 200,000; Mr. Kleinke, 100,000; Dr. Matthews, 100,000; Mr. Quattrone, 100,000; and Mr. Wahlstrom, 200,000 shares. Mr. Cheesbrough and Mr. Wahlstrom were granted options in excess of the grants to the other Board members in recognition for their respective chairmanships of various Board committees. The options all have an exercise price of $0.06 per share (the closing price per share of our Common Stock at the date of grant) and terminate on April 16, 2012. The options vest in one-third increments on each of the first through the third year anniversaries of the date of grant.

In November 2002, Mr. Wahlstrom announced to the Board that he had accepted a position with a Swedish company that, as a matter of policy, prohibits officers from serving concurrently as a director of a U.S. company. As a result, Mr. Wahlstrom resigned from the Board effective November 20, 2002. In consideration for his service on the Board, the Board approved the payment of a $10,000 cash bonus to Mr. Wahlstrom, which was paid in December 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF OUR COMMON STOCK BY CERTAIN PERSONS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 25, 2003 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person's address), (ii) the named executive officers, (iii) each director and (iv) all directors and executive officers as a group.


                                                                Number of Shares            Percent of
Name of Benefical Owner                                        Beneficially Owned       Outstanding Shares (1)
-----------------------                                       -------------------       ----------------------
Kerry R. Hicks (2)                                                3,969,930                    14.9%
David G. Hicks (3)                                                1,470,383                     5.8%
Peter Fatianow (4)                                                1,284,196                     5.1%
Sarah Loughran (5)                                                1,403,905                     5.6%
Michael Phillips (6)                                                499,935                     2.0%
Leslie S. Matthews, M.D. (7)                                         75,117                       *
Peter H. Cheesebrough (8)                                           111,012                       *
John Quattrone (9)                                                   46,667                       *
J.D. Kleinke (10)                                                    33,334                       *
Essex Woodlands Health Ventures Fund IV, L.P. (11)                9,947,430                    38.5%
All directors and executive officers as a group (10 persons)(12) (9,537,349)                   31.6%




*        Less than one percent

(1) Applicable percentage of ownership is based on 24,402,316 shares of common stock outstanding on April 25, 2003. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 25, 2003 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2) Includes 10,000 shares of common stock held by The David G. Hicks Irrevocable Children's Trust, warrants to purchase 350,000 shares and 1,911,109 shares underlying stock options. Does not include 60,000 shares of common stock held by The

         Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership. Mr. Hicks' address is 44 Union Blvd., Suite 600, Lakewood, Colorado 80228.

(3) Includes warrants to purchase 17,500 shares and 1,019,657 shares underlying stock options.

(4)      Includes 568,489 shares underlying stock options.

(5)      Includes 813,943 shares underlying stock options.

(6)      Includes 332,572 shares underlying stock options.

(7)      Includes 33,334 shares underlying stock options.

(8)      Includes 90,012 shares underlying stock options.

(9)      Includes 46,667 shares underlying stock options.

(10)     Includes 33,334 shares underlying stock options.

(11) Includes warrants to purchase 1,403,430 shares. The address of Essex Woodlands Health Ventures Fund IV, L.P. is 190 South LaSalle Street, Suite 2800, Chicago, IL 60603.

(12) Include warrants to purchase 367,500 shares, 5,373,193 shares underlying stock options and 10,000 shares of common stock held by The David G. Hicks Irrevocable Children's Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On February 7, 2002, our stockholders approved the Health Grades, Inc. Stock Purchase Plan (the "Plan"). The Plan enabled participating employees to purchase shares of our Common Stock by electing to have payroll deductions in 2002 of up to 30 percent of their annual base rate of pay (excluding bonuses, overtime pay, commissions and severance pay) as in effect on January 1, 2002. The share price for this purpose was based upon the average of the last reported sales price on each of the 20 trading days ending on, and including, February 15, 2002, as reported on the OTC Bulletin Board. The shares were restricted for sale until January 1, 2003. The number of shares purchased by our named executive officers, based upon a share price of $0.1195 per share as determined utilizing the calculation described above, were as follows:

        Name                       Number of shares purchased    Aggregate share price
--------------------------------   ---------------------------   ---------------------
        Kerry R. Hicks                        293,403                $  35,062
        David G. Hicks                        306,945                $  36,680
        Peter Fatianow                        162,962                $  19,474
        Sarah Loughran                        162,962                $  19,474
        Michael D. Phillips                   167,363                $  20,000

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

                               HEALTH GRADES, INC.


Date: April 30, 2003                     By  /s/ Kerry R. Hicks
                                             -----------------------------------
                                             Kerry R. Hicks
                                             Chief Executive Officer


Date: April 30, 2003                     By  /s/ Allen Dodge
                                             -----------------------------------
                                             Allen Dodge
                                             Senior Vice President - Finance/CFO

                                  CERTIFICATION

I, Kerry R. Hicks, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Health Grades, Inc.; and

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;



Date: April 30, 2003

/s/Kerry R. Hicks
-----------------
President and CEO

                                  CERTIFICATION

I, G. Allen Dodge, certify that:

1. I have reviewed this amendment to the annual report on Form 10-K of Health Grades, Inc.;

2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;


Date: April 30, 2003

/s/ G. Allen Dodge
-----------------------------------
Senior Vice President - Finance/CFO