Form 10-Q
period 2003-03-31
HEALTH GRADES INC
filed 2003-05-15
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended               MARCH 31, 2003
                               -------------------------------------------

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

      On April 30, 2003, 24,402,316 shares of the Registrant's common stock, $.001 par value, were outstanding.

Health Grades, Inc. and Subsidiaries

                                     INDEX

PART I.  FINANCIAL INFORMATION:

Item 1.         Consolidated Balance Sheets
                March 31, 2003 and December 31, 2002..............     3

                Consolidated Statements of Operations -
                Three Months Ended March 31, 2003 and 2002........     4

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2003 and 2002........     5

                Notes to Consolidated Financial
                Statements........................................     6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............    11

Item 3.         Quantitative and Qualitative Disclosure About
                Market Risk.......................................    15

Item 4.         Controls and Procedures ...........................   15

PART II.  OTHER INFORMATION:

Item 6.         Exhibits and Reports on Form 8-K .................    16

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                     MARCH 31         DECEMBER 31
                                                                       2003               2002
                                                                    ------------      ------------
                                                                    (UNAUDITED)
ASSETS

Cash and cash equivalents                                           $  2,616,056      $  2,947,047
Accounts receivable, net                                                 853,332           675,514
Prepaid expenses and other                                               302,933           284,898
                                                                    ------------      ------------
Total current assets                                                   3,772,321         3,907,459

Property and equipment, net                                              105,387           103,911
Goodwill                                                               3,106,181         3,106,181
                                                                    ------------      ------------
Total assets                                                        $  6,983,889      $  7,117,551
                                                                    ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                    $     65,052      $     23,332
Accrued payroll, incentive compensation and related expenses             382,412           396,774
Accrued expenses                                                          96,361           114,798
Note payable, current portion                                            243,485                --
Deferred income                                                        3,370,126         3,251,625
Income taxes payable                                                      76,201            76,723
                                                                    ------------      ------------
Total current liabilities                                              4,233,637         3,863,252

Note payable, less current portion                                       256,515                --
                                                                    ------------      ------------
Total liabilities                                                      4,490,152         3,863,252

Commitments and contingencies                                                 --                --

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized,
  no shares issued or outstanding                                             --                --
Common stock, $0.001 par value, 100,000,000 shares authorized,
   and 43,965,706 shares issued and outstanding                           43,966            43,966
Treasury stock                                                       (13,767,580)      (13,267,580)
Additional paid-in capital                                            89,762,836        89,762,836
Retained deficit                                                     (73,545,485)      (73,284,923)
                                                                    ------------      ------------
  Total stockholders' equity                                           2,493,737         3,254,299
                                                                    ------------      ------------
Total liabilities and stockholders' equity                          $  6,983,889      $  7,117,551
                                                                    ============      ============

           See accompanying notes to consolidated financial statements

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                            ------------------------------
                                                                2003              2002
                                                            ------------      ------------
 Revenue:
   Ratings and advisory revenue                             $  1,737,741      $  1,084,955
   Physician practice service fees                                    --           111,831
   Other                                                              43             2,021
                                                            ------------      ------------
                                                               1,737,784         1,198,807
 Expenses:
    Cost of ratings and advisory revenue                         440,109           371,237
     Cost of physician practice management revenue                    --            19,812
                                                            ------------      ------------
 Gross margin                                                  1,297,675           807,758

 Operating expenses:
   Sales and marketing                                           642,522           469,199
   Product development                                           327,430           306,803
   General and administrative                                    589,917           538,308
                                                            ------------      ------------
   Loss from operations                                         (262,194)         (506,552)

 Other:
    Gain on sale of assets and other                                  25                --
    Interest income                                                2,185             4,106
    Interest expense                                                (578)               --
                                                            ------------      ------------
    Loss before income taxes                                    (260,562)         (502,446)
    Income tax benefit                                                --         1,046,296
                                                            ------------      ------------
 Net (loss) income                                          $   (260,562)     $    543,850
                                                            ============      ============


 Net (loss) income per common share (basic and diluted)     $      (0.01)     $       0.02
                                                            ============      ============
 Weighted average number of common shares
   used in computation (basic and diluted)                    33,605,720        35,526,744
                                                            ============      ============


          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                           THREE MONTHS ENDED MARCH 31
                                                             2003              2002
                                                          -----------      -----------
OPERATING ACTIVITIES
Net (loss) income                                         $  (260,562)     $   543,850
Adjustments to reconcile net loss to net cash used in
   operating activities:
Depreciation                                                   28,407           76,729
Bad debt expense                                               11,667               --
Gain on disposal of assets                                        (25)              --
Change in operating assets and liabilities:
          Accounts receivable net                            (189,485)         260,460
          Prepaid expenses and other assets                   (18,035)         (19,858)
          Accounts payable and accrued expenses                23,283         (189,288)
          Accrued payroll, incentive compensation
             and related expenses                             (14,362)        (144,388)
          Income taxes payable                                   (522)      (1,046,493)
          Deferred income                                     118,501          (64,767)
                                                          -----------      -----------
Net cash used in operating activities                        (301,133)        (583,755)

INVESTING ACTIVITIES
Purchase of property and equipment                            (29,883)          (6,000)
Sale of property and equipment                                     25               --
                                                          -----------      -----------

Net cash used in investing activities                         (29,858)          (6,000)

FINANCING ACTIVITIES
Proceeds form stock purchases                                      --           21,510
Proceeds from note payable                                    500,000               --
Purchases of treasury stock                                  (500,000)              --
                                                          -----------      -----------
Net cash provided by financing activities                          --           21,510
                                                          -----------      -----------

Net decrease in cash and cash equivalents                    (330,991)        (568,245)
Cash and cash equivalents at beginning of period            2,947,047        2,295,557
                                                          -----------      -----------
Cash and cash equivalents at end of period                $ 2,616,056      $ 1,727,312
                                                          ===========      ===========

          See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Health Grades, Inc. and subsidiaries ("HealthGrades") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Effective December 31, 2002, we liquidated our Healthcare Ratings, Inc. ("HRI") and Providerweb.net subsidiaries. This liquidation had no impact on our financial position or operations. All significant intercompany balances and transactions for the periods presented prior to December 31, 2002 have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

HealthGrades provides healthcare ratings, advisory services and other healthcare information. We grade, or provide the means to assess and compare the quality or qualifications of, various types of healthcare providers. Our customers include healthcare providers, employers, health plans, insurance companies and consumers.

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

We also provide basic and expanded profile information on a variety of providers and facilities. We make this information available to consumers, employers and health plans to assist them in selecting healthcare providers. The basic profile information is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to certain healthcare providers. These reports provide more detailed information than is available free of charge on our website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional (for example medical professional underwriter).

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

FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

At a November 21, 2002 meeting, the Emerging Issues Task Force (EITF) reached a final consensus regarding EITF issue number 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, subject to different reporting guidance if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

During the quarter ended March 31, 2003, we completed our analysis of EITF 00-21. We examined our QAI - Phase I contracts (which we formerly called Ratings Quality Analysis or "RQA"), QAI - Phase II contracts (which we formerly called Quality Assessment and Improvement or "QAI") contracts and Strategic Quality Initiative ("SQI") contracts to determine if the adoption of EITF 00- 21 would have any impact on our current revenue recognition policies. As our QAI - Phase I contracts consist of a single deliverable (as defined by EITF 00-21), a comprehensive quality analysis, no change is required with respect to our current policy of recognizing revenue under these arrangements at the point in time that services are delivered. In addition, as our QAI - Phase II contracts consist of consulting services provided over the term of the contract, no change is required with respect to our current policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

Our SQI contracts contain both an analysis of quality outcomes data as well as a license to utilize our name and certain ratings information for an annual period. Based upon our analysis, we concluded that there was not reliable and verifiable evidence of fair value from which to allocate the consideration received between the two deliverables. Moreover, we believe the primary deliverable under these agreements clearly is the license to utilize our name and certain ratings information for an annual term. In addition, although we sell the analysis of quality outcomes data separately via our QAI - Phase I contracts, our QAI - Phase I contracts are sold to clients that have lower quality ratings (as rated by HealthGrades) and thus should have a more significant value than the quality analysis imbedded within our SQI contracts. Furthermore, some of our SQI clients never choose to receive the quality outcomes analysis included within our SQI contracts. Based upon these factors, we have concluded that no change is required with respect to our current policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

NOTE 2 - STOCK-BASED COMPENSATION

We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) and has been determined as if we had accounted for our employee stock options under the fair value method of that accounting pronouncement. The Black-Scholes option valuation model was utilized for the purpose of this disclosure. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net (loss) income as disclosed below may not be representative of compensation expense in future years.

The fair value for options awarded were estimated at the date of grant using an option pricing model with the following assumptions:

                                                         Three months ended March 31,
                                                              2003         2002
                                                              ----         ----
Risk-free interest rate                                       2.18%        2.23%
Dividend yield                                                  --           --
Expected life of option                                        3.0          3.0
Volatility                                                    1.96         1.91

The following table illustrates the effect on net (loss) income and (loss) income per share if we had applied the fair value recognition provisions of SFAS 123, to our stock-based compensation plan.

                                                                          Three months ended March 31,
                                                                              2003           2002
                                                                           ---------      ---------
Net (loss)income as reported                                               $(260,562)     $ 543,850
Add: Stock-based employee compensation expense included in
 reported net income under APB No. 25

Less: Total stock-based employee compensation expense determined under
 fair value based method for awards, net of related tax effects             (102,399)      (196,456)
                                                                           ---------      ---------
Pro forma net (loss) income                                                $(362,961)     $ 347,394
                                                                           =========      =========
(Loss) income per share:
  Basic and diluted as reported                                            $   (0.01)     $    0.02
                                                                           =========      =========
  Basic and diluted pro forma                                              $   (0.01)     $    0.01
                                                                           =========      =========

As of March 31, 2003, we had 55,000 shares underlying options that are currently exercisable, but were not included in our calculation of weighted average common shares outstanding as they were antidilutive.

NOTE 3 - STOCK AND WARRANT REPURCHASE AGREEMENT

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

NOTE 4 - LINE OF CREDIT

Effective March 11, 2003, we executed an amendment to our line of credit arrangement with Silicon Valley Bank. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2004. To date, we have not borrowed any funds under the line of credit. In addition, the amendment provided for a term loan of $500,000. The term loan accrues interest at 5.94% and requires us to pay twenty-four equal installments of principal and interest over the term, beginning on April 1, 2003. We have the ability, at our option, to prepay all, but not less than all, of the term loan without penalty after August 21, 2003, provided we give Silicon Valley Bank at least thirty days written notice prior to such repayment.

NOTE 5 - LEGAL PROCEEDINGS

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

The basis of the allegation against HealthGrades is that while under the corporate name of Specialty Care Network, Inc., we entered into an Assignment, Assumption and Release Agreement dated July 8, 1997, under which we assumed the obligations of Orthopaedic Management Services, Inc., as lessee, under leases with the owner and lessor, Park Place Orthopaedic Center II, Ltd. The agreement was executed in connection with our acquisition of most of the non-medical assets of the Park Place practice. On October 1, 1997, the owner of the leased properties sold its interests in the leasehold estates to SPF-II, Inc. On June 10, 1999, we sold the assets of the Park Place practice, including the leasehold interests, back to Park Place and entered into an Absolute Assignment and Assumption Agreement with Park Place, under which Park Place agreed to indemnify us in connection with the leasehold obligations. In addition, we entered into an Indemnification Agreement with Park Place and its individual physician owners, under which the individual physician owners (severally up to their ownership interest in the practice) agreed to indemnify us in connection with the leasehold obligations. SPF-II alleges that, notwithstanding the assignment of our leasehold interests to Park Place, HealthGrades remains liable for all lessee obligations under the leases.

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

Earlier this month, we filed a motion to dismiss or for summary judgment that seeks the entry of judgment in our favor based on the language of the lease agreements and SPF-II's relationship with Park Place, as lessee.

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

NOTE 6 - SEGMENT DISCLOSURES

For the quarter ended March 31, 2003, substantially all of our revenue and operating expenses are derived from our ratings and advisory business. Therefore, for the quarter ended March 31,2003, we had only one reportable segment.

For the quarter ended March 31, 2002, our reportable segments were Physician Practice Services ("PPS") and Ratings and Advisory Revenue. PPS derived its revenue primarily from management services provided to physician practices. Ratings and Advisory Revenue ("RAR") is derived primarily from marketing arrangements with hospitals and fees related to the licensing of our content (including set-up fees).

We used net (loss) income before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

Effective December 31, 2002, we liquidated our HRI subsidiary. All operations that were previously recorded in the HRI subsidiary are now being recorded in Health Grades, Inc. HRI contained the revenue from our ratings and advisory business. Expenses of HRI included direct salaries and wages of HRI employees, disbursements made directly from HRI, and depreciation recorded on HRI assets. All corporate employees and operating expenses were included in the PPS segment. We did not perform any expense allocation other than certain telephone and utilities expense.

                                                                AS OF AND FOR THE
                                                                   THREE MONTHS
                                                                      ENDED
                                                                     MARCH 31
                                                                        2002
                                                                   ------------
RAR

Revenue from external customers                                    $  1,084,955
Interest income                                                           4,106
Depreciation and amortization expense                                    36,806
Segment net income before income taxes                                   46,157
Segment assets                                                        5,493,533
Segment asset expenditures                                                6,000



PPS

Revenue from external customers                                    $    111,831
Interest income                                                              --
Interest expense                                                             --
Depreciation and amortization expense                                    39,923
Segment net loss before income taxes                                   (548,603)
Segment assets                                                       20,945,541
Segment asset expenditures                                                   --

A reconciliation of our segment revenue, segment net loss before income taxes, segment assets and other significant items to the corresponding amounts in the consolidated financial statements is as follows:

                                                                AS OF AND FOR THE
                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                                       2002
                                                                   ------------
REVENUE
Total for reportable segments                                      $  1,196,786
Other revenue                                                             2,021
                                                                   ------------
Total consolidated revenue                                         $  1,198,807
                                                                   ============

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                                              $   (502,446)
                                                                   ------------
Loss before income taxes                                           $   (502,446)
                                                                   ============

ASSETS
Total assets for reportable segments                               $ 26,439,074

Elimination of advance to subsidiaries                              (10,729,431)
Elimination of investment in subsidiaries                            (7,795,020)
                                                                   ------------
Consolidated total assets                                          $  7,914,623
                                                                   ============

For each of the periods presented, our primary operations and assets were within the United States.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to approximately $522 and $-- for the three months ended March 31, 2003 and 2002, respectively.

For the three months ended March 31, 2002, participants in our 2002 Stock Purchase Plan (the "Plan") paid $21,510 for shares purchased through payroll deductions. This amount has been included in cash received from financing activities in the Company's consolidated statement of cash flows. The Plan enabled participating employees to purchase shares of our common stock by electing to have payroll deductions in 2002 of up to 30 percent of their annual base rate of pay (excluding bonuses, overtime pay, commissions and severance pay) as in effect on January 1, 2002. The Plan terminated on December 31, 2002.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, anticipated future revenues and level of commission expense are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures, customer turnover and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, particularly under "Risk Factors" in Item 1.

Overview

In evaluating our financial results and financial condition, management has focused principally on the following:

- Revenue growth - We believe this is the key factor affecting both our results of operations and our liquidity. During the first quarter of 2003, our increased revenues reflected our success in adding new hospital customers to our Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs and obtaining renewals from hospitals already enrolled in these programs. Furthermore, because we typically receive payment in advance for the annual terms of these agreements, the addition of new customers could significantly affect our liquidity. Management is focused on increasing revenues in other areas of our business as well. We believe the principal risk we confront in this regard is that we may be unable to effect market penetration and growth in these other areas.

- Cost control - We have been successful in substantially reducing expenses, due largely to personnel reductions in 2001. We do not anticipate that further expense reductions are feasible or advisable, particularly because we want to be positioned to accommodate increased business if our efforts to increase revenues are successful. We anticipate that we will add personnel who provide client consulting and support for our SQI and QAI programs. Moreover, we believe it is important to provide incentives to our continuing and new employees. Specifically, we believe it is important to provide appropriate compensation and incentives to those employees who contribute to the further growth of our company. Management recognizes, however, that any increases in expenses to accommodate such growth must be applied in a disciplined fashion so as to enable us to obtain meaningful benefits from the standpoint of our operations and cash flows.

- Liquidity - We believe that current economic conditions and our depressed market price provides a very challenging environment for external financing, although we have a maximum of $1,000,000 availability under our line of credit with a bank. Therefore, we believe that our focus must be devoted to generating cash flow from operations. During 2002, we benefited from significantly reduced losses from operations, as well as a $1,000,000 tax refund resulting from tax legislation enacted last year. We experienced some decrease in our cash position during the first quarter of 2003, principally reflecting our net loss. However, cash used in operating activities of approximately $301,000 declined from $584,000 used during the first quarter of 2002. We believe our cash resources are sufficient to support ongoing operations for the next twelve months, but we confront the risk that our inability to generate revenues as expected could compel us to seek additional financing. Moreover, as described in Note 5 to the consolidated financial statements included in this report, we are engaged in litigation relating to property leased by a former affiliated practice. While we do not currently anticipate an outcome that would fundamentally affect our liquidity, an unanticipated result could be materially harmful to our financial position.

- Recent Financing Activities- Effective March 11, 2003, we executed an amendment to our agreement with a bank as described in Note 4 to our consolidated financial statements included in this report. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2004. To date, we have not borrowed any funds under the line of credit. In addition, the amendment provides for a term loan of $500,000. The term loan accrues interest at 5.94% and requires us to pay twenty-four equal installments of principal and interest over the term, beginning on April 1, 2003. Quarterly debt service under the term loan is approximately $67,000. We have the ability, at our option, to prepay all, but not less than all, of the term loan without penalty after August 21, 2003, provided we give the bank at least thirty days written notice prior to such repayment. In addition, we entered into a Stock and Warrant Repurchase Agreement, dated March 11, 2003, with Chancellor V, L.P. ("Chancellor"). Under the terms of the Stock and Warrant Repurchase Agreement, we repurchased from Chancellor 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000. Chancellor initially acquired the common stock and warrants from us in two private transactions in 2000 and 2001. Immediately prior to the repurchase, Chancellor's ownership of HealthGrades common stock represented 33% of our outstanding common stock, and Chancellor's ownership of HealthGrades common stock and warrants represented 36% of the our total outstanding common stock (assuming full exercise of the warrants held by Chancellor, but assuming no exercise of any other warrants or options).

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the presentation of financial condition and results of operations and that require the most difficult, subjective, complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. For the first quarter of 2003, we have identified evaluation of goodwill impairment and revenue recognition as our critical accounting policies.

Goodwill Impairment

As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), we discontinued the amortization of goodwill effective January 1, 2002. Statement 142 also requires companies to perform a transitional test of goodwill for impairment, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Goodwill in the accompanying consolidated balance sheets is shown net of the impairment charge described above as of December 31, 2002 and March 31, 2003.

SFAS 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit, as is the case with HealthGrades), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, EBITDA, and/or other financial measures. SFAS 142 also states that if a valuation technique is used that considers multiple sources of information, such as an average of the quoted market prices of the reporting unit over a specific time period and the results of a present value technique, the company should apply that technique consistently period to period (i.e. in the required annual impairment analysis in subsequent years).

Consistent with the methodology utilized in 2002, for our 2003 annual impairment test (or sooner, if any indicators of impairment are present), we plan to apply an approach that provides equal weight to market capitalization (adjusted to reflect a 30% "control premium") and a probability-weighted average of future cash flows. As the majority of our outstanding shares are owned by management and a venture capitalist investor, we believe a premium of 30% is reasonable to give effect to additional benefits a purchaser would derive from control of Health Grades, Inc.

As our shares are very thinly traded, we believe that any analysis of HealthGrades' fair value should include valuation techniques in addition to the overall market capitalization. We contemplated utilizing cost, market or income approaches. However, utilization of cost or market approaches was not feasible, particularly given the fact that HealthGrades does not fall into an easily identifiable "peer group" of companies from which to compare valuations in the form of price to earnings ratios, sales of similar companies, etc. Therefore we determined to utilize an approach using the present value of expected future cash flows as an additional valuation technique. Due to the inherent uncertainty involved in projecting cash flows, in particular for a growth company, we develop a range of possible cash flows and derive a probability-weighted average of the range of possible amounts to determine the expected cash flow over a five-year period. Based upon the inherent uncertainty in future cash flows in particular for a growth company, we feel the utilization of a longer time period would not be appropriate. As we utilize the expected future cash flow approach for our present value measurements, the appropriate discount rate to utilize for application to future cash flow estimates is the risk-free rate of interest over the time period of the expected cash flows (or five years in our case). This is due to the fact that in our expected cash flows, we have already built in our assumptions concerning the uncertainty of cash flows. Therefore, these assumptions should not be taken into account again in our discount rate.

As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarter of 2002. This test resulted in no additional impairment to our goodwill balance. We will perform the annual impairment test in the fourth quarter of 2003 and subsequent years or sooner if indicators of impairment arise at an interim date. Any impairment identified during the annual impairment tests will be recorded as an operating expense in our consolidated statement of operations. We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and interim tests, if necessary. For the quarter ended March 31, 2003, as no indicators of impairment were present, no interim impairment test was performed.

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

We recognize revenue related to these arrangements in a straight-line manner over the term of the agreement. We follow this method because the primary deliverable under the agreement is the license to utilize our rating over the contract term. In addition, consulting services are performed as requested by the client as needed over the term of the agreement. As we typically receive a non-refundable payment for the contract term upon execution of the agreement, we record the cash payment as deferred revenue that is then amortized to revenue over the contract term.

At a November 21, 2002 meeting, the Emerging Issues Task Force (EITF) reached a final consensus regarding EITF 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, subject to different reporting guidance if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

During the quarter ended March 31, 2003, we completed our analysis of EITF 00-21. We examined our QAI - Phase I contracts (which we formerly called Ratings Quality Analysis or "RQA"), QAI - Phase II contracts (which we formerly called Quality Assessment and Improvement or "QAI") contracts and SQI contracts to determine if the adoption of EITF 00- 21 would have any impact on our current revenue recognition policies. As our QAI - Phase I contracts consist of a single deliverable (as defined by EITF 00-21), a comprehensive quality analysis no change is required with respect to our current policy of recognizing revenue under these arrangements at the point in time that the services are delivered. In addition, as our QAI - Phase II contracts consist of consulting services provided over the term of the contract, no change is required with respect to our current policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

Our SQI contracts contain both an analysis of quality outcomes data as well as a license to utilize our name and certain ratings information for an annual period. Based upon our analysis, we concluded that there was not reliable and verifiable evidence of fair value with which to allocate the consideration received between the two deliverables. Certainly, the primary deliverable under these agreements is the license to utilize our name and certain ratings information for an annual term. In addition, although we do sell the analysis of quality outcomes data separately via our QAI - Phase I contracts, these contracts are sold to clients that have lower quality ratings (as rated by HealthGrades) and thus should have a more significant value than the quality analysis imbedded within our SQI contracts. Furthermore, some of our SQI clients never choose to receive the quality outcomes analysis included within our SQI contracts. Based upon these factors, we have concluded that no change is required with respect to our current policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

Were we to recognize revenue for the quality outcomes data analysis in the period in which the services were delivered, the amount of revenues reported in any particular period would increase or decrease, depending on the timing of the provision of these services.

RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three months ended March 31, 2003, ratings and advisory revenue was approximately $1,738,000, an increase of $653,000 or 60%, over revenue of $1,085,000 for the three months ended March 31, 2002. This increase is primarily due to the addition of hospital clients under our strategic quality initiative program. For the first quarter of 2003 and 2002, approximately 76% of our ratings and advisory revenue was derived from our SQI services. In addition, approximately 12% of our ratings and advisory revenue was derived from our QAI services, compared to 10% for the same period in 2002. The remainder of our revenue for the first quarter of 2003 was derived primarily from sales of physician reports for consumers and reimbursement of consultant travel expenses.

Cost of ratings and advisory revenue. For the three months ended March 31, 2003, cost of ratings and advisory revenue was $440,000, or approximately 25% of ratings and advisory revenue, compared to $371,000 or approximately 34% for the same period of 2002. This difference is primarily due to a reduction in costs to acquire data. During 2002 we renegotiated a data purchase agreement with a vendor that substantially reduced our cost to acquire certain physician data.


Sales and marketing expenses. Sales and marketing costs include salaries, wages and commission expenses related to our sales efforts, as well as other direct sales and marketing costs. For our SQI and QAI agreements, we pay our sales personnel commissions as we receive payment from our hospital clients. Although we typically record revenue earned from our SQI and QAI - Phase II agreements over the term of the agreement (typically one year), we record the commission expense in the period it is earned, which is typically upon contract execution. We record the commission expense in this manner, because once a contract is signed, the salesperson has no remaining obligations to perform in order to earn the commission.

Sales and marketing costs increased from approximately $469,000, or 43% of ratings and advisory revenue for the three months ended March 31, 2002, to approximately $643,000, or 37% of ratings and advisory revenue for the same period of 2003. The decrease as a percentage of ratings and advisory revenue is primarily due to our increased renewal base of business. Since we pay a lesser percentage of commissions to our sales group upon renewals of contracts than we pay with respect to new contracts, as our business expands, the overall commission cost as a percentage of ratings and advisory revenue should decline.

General and administrative expenses. For the three months ended March 31, 2003, general and administrative expenses were approximately $590,000, an increase of approximately $52,000 over general and administrative expenses of approximately $538,000 for the same period of 2002. This increase is primarily the result of increased legal fees related to the completion of the Stock and Warrant Purchase Agreement described above as well as increased litigation costs with respect to our ongoing dispute with SPF-II, as more fully described in Note 5 to our consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had a working capital deficit of approximately $461,000, a decrease of $505,000 from working capital of approximately $44,000 as of December 31, 2002. For the first three months of 2003, cash flow used in operations was approximately $301,000 compared to $584,000 for the same period of 2002. The decrease in working capital is primarily attributable to our current obligations under our term loan as well as increased deferred income, reflecting increased contractual payments that we have already received but will be recognized as revenue on a straight-line basis over the term of the contract.

Pursuant to a Stock and Warrant Repurchase Agreement, dated March 11, 2003, between Chancellor and us, we repurchased from Chancellor 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000. Chancellor initially acquired the common stock and warrants from us in two private transactions in 2000 and 2001. Immediately prior to our repurchase, Chancellor's ownership of HealthGrades common stock represented 33% of our outstanding common stock, and Chancellor's ownership of HealthGrades common stock and warrants represented 36% of the our total outstanding common stock (assuming full exercise of the warrants held by Chancellor, but assuming no exercise of any other warrants or options). As a result of the transaction, we believe that Chancellor no longer holds any equity securities in HealthGrades.

We have a line of credit arrangement as amended, (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of March 31, 2003, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at February 20, 2004, the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of March 31, 2003, we were in compliance with these covenants.

Under the Agreement, we also have a term loan of $500,000. The term loan accrues interest at 5.94% and requires us to pay twenty-four equal installments of principal and interest over the term, beginning on April 1, 2003. We have the ability, at our option, to prepay all, but not less than all, of the term loan without penalty after August 21, 2003, provided we give Silicon Valley Bank at least thirty days written notice prior to such repayment.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, upon execution of our strategic quality initiative and quality assessment and improvement agreements, we typically receive a non-refundable payment for the first year of the contract term. This payment is recorded as deferred revenue, which is reflected as a current liability in our consolidated balance sheet. Revenues related to these agreements are recorded ratably over the term of the agreement. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements. Our current operating plan includes growth in new sales from our strategic quality initiative and quality assessment and improvement agreements. For the reasons described above, failure to achieve our new sales plan would have a material negative impact on our financial position and cash flow. Moreover, as noted elsewhere in this report, we are engaged in litigation relating to property leased by a former affiliated practice. While we do not currently anticipate an outcome that would fundamentally affect our liquidity, an unanticipated result could be materially harmful to our financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of March 31, 2003, our investment in this fund amounted to approximately $2.1 million. This amount is included within the cash and cash equivalent line item of our balance sheet and consists of investments in highly liquid U.S. treasury securities with maturities of 90 days or less. For the three months ended March 31, 2003, interest earned on this balance was approximately $2,200. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

ITEM 4. CONTROL PROCEDURES

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, was carried out by us within 90 days prior to the filing of this Quarterly Report on Form 10-Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits -

      3.1 Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

      3.2 Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

      99.1 Certificate of the Chief Executive Officer of Health Grades, Inc. pursuant to title 18, Section 1350 of the United States Code.

      99.2 Certificate of the Chief Financial Officer of Health Grades, Inc. pursuant to title 18, Section 1350 of the United States Code.

      (b)   Reports on Form 8-K.

      During the quarter ended March 31, 2003, we filed a report on Form 8-K. The report, filed on March 18, 2003 and dated March 11, 2003 provided information responsive to Items 5 in connection with a Stock and Warrant Repurchase Agreement with Chancellor V, L.P.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTH GRADES, INC.

Date: May 15, 2003                   By: /s/ Allen Dodge
                                         ------------------------------------
                                          Allen Dodge
                                          Senior Vice President - Finance and
                                          Chief Financial Officer

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

Date:       May 15, 2003
           ---------------------------



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

Date:      May 15, 2003
           -------------------------------



/s/ Allen Dodge
-------------------------------------
Allen Dodge
Senior Vice President - Finance and Chief Financial Officer

                                  Exhibit Index

Exhibit Number                  Description
--------------                  -----------
      3.1             Amended and Restated Certificate of Incorporation, as
                      amended (Incorporated by reference to Exhibit 3.1 to our
                      Annual Report on Form 10-K for the year ended December 31,
                      2001).

      3.2 Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

      99.1            Certificate of the Chief Executive Officer of Health Grades, Inc.
                      pursuant to title 18, Section 1350 of the United States Code.

      99.2            Certificate of the Chief Financial Officer of Health Grades, Inc.
                      pursuant to title 18, Section 1350 of the United States Code.