Form 10-Q
period 2003-09-30
HEALTH GRADES INC
filed 2003-11-14
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended                SEPTEMBER 30, 2003
                                 -----------------------------------------------

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

     On October 31, 2003, 24,409,810 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

   PART I. FINANCIAL INFORMATION:

   Item 1.   Condensed Consolidated Balance Sheets
             September 30, 2003 and December 31, 2002...................    3

             Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended September 30, 2003 and 2002....    4

             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2003 and 2002..............    5

             Notes to Condensed Consolidated Financial
             Statements.................................................    6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................    11

   Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk................................................    15

   Item 4.   Controls and Procedures ...................................    16

   PART II. OTHER INFORMATION:

   Item 1.   Legal Proceedings..........................................    16

   Item 6.   Exhibits and Reports on Form 8-K...........................    16

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                  SEPTEMBER 30     DECEMBER 31
                                                                       2003            2002
                                                                  -------------    -------------
                                                                  (UNAUDITED)
ASSETS
Cash and cash equivalents                                         $   2,633,602    $   2,947,047
Accounts receivable, net                                              1,805,731          675,514
Prepaid expenses and other                                              154,934          284,898
                                                                  -------------    -------------
Total current assets                                                  4,594,267        3,907,459

Property and equipment, net                                             165,566          103,911
Goodwill                                                              3,106,181        3,106,181
                                                                  -------------    -------------
Total assets                                                      $   7,866,014    $   7,117,551
                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $      40,155    $      23,332
Accrued payroll, incentive compensation and related expenses            592,785          396,774
Accrued expenses                                                        637,260          114,798
Note payable, current portion                                           248,941               --
Deferred income                                                       4,607,633        3,251,625
Income taxes payable                                                     76,303           76,723
                                                                  -------------    -------------
Total current liabilities                                             6,203,077        3,863,252

Note payable, less current portion                                      130,208               --
                                                                  -------------    -------------
Total liabilities                                                     6,333,285        3,863,252

Commitments and contingencies                                                --               --

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized,
  no shares issued or outstanding                                            --               --
Common stock, $0.001 par value, 100,000,000 shares authorized, and 43,973,118 and 43,965,706 shares issued
   in 2003 and 2002, respectively                                        43,973           43,966
Treasury stock, 19,563,390 and 7,559,057 shares in 2003 and
   2002, respectively                                               (13,767,580)     (13,267,580)
Additional paid-in capital                                           89,778,654       89,762,836
Retained deficit                                                    (74,522,318)     (73,284,923)
                                                                  -------------    -------------
  Total stockholders' equity                                          1,532,729        3,254,299
                                                                  -------------    -------------
Total liabilities and stockholders' equity                        $   7,866,014    $   7,117,551
                                                                  =============    =============

      See accompanying notes to condensed consolidated financial statements

                      Health Grades, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30                   SEPTEMBER 30
                                                          ----------------------------    ----------------------------
                                                              2003            2002            2003             2002
                                                          ------------    ------------    ------------    ------------
Revenue:
  Ratings and advisory revenue                            $  2,289,669    $  1,287,436    $  6,036,721    $  3,568,407
  Physician practice service fees                                   --              --              --         195,492
  Other                                                             32             468           1,519           3,160
                                                          ------------    ------------    ------------    ------------
                                                             2,289,701       1,287,904       6,038,240       3,767,059
Expenses:
   Cost of ratings and advisory revenue                        510,428         393,347       1,415,535       1,097,466
   Cost of physician practice management revenue                    --          16,183              --          51,867
                                                          ------------    ------------    ------------    ------------
Gross margin                                                 1,779,273         878,374       4,622,705       2,617,726

Operating expenses:
  Sales and marketing                                          817,061         602,122       2,306,666       1,565,524
  Product development                                          337,284         324,475         997,462         950,203
  Litigation settlement                                        491,000              --         491,000              --
  General and administrative                                   655,709         488,575       2,057,120       1,554,037
                                                          ------------    ------------    ------------    ------------
  Loss from operations                                        (521,781)       (536,798)     (1,229,543)     (1,452,038)

Other:
   Gain  on sale of assets and other                                --           6,000              75         147,668
   Interest income                                               1,586           3,775           5,601          10,842
   Interest expense                                             (6,062)             --         (13,528)             --
                                                          ------------    ------------    ------------    ------------
   Loss before income tax benefit and cumulative effect
      of a change in accounting principle                     (526,257)       (527,023)     (1,237,395)     (1,293,528)
   Income tax benefit                                               --              --              --       1,046,296
                                                          ------------    ------------    ------------    ------------

Net loss before cumulative effect of a change in
   accounting principle                                   $   (526,257)   $   (527,023)   $ (1,237,395)   $   (247,232)
                                                          ============    ============    ============    ============

Cumulative effect of a change in accounting
   principle                                                        --              --              --      (1,088,311)
                                                          ------------    ------------    ------------    ------------

Net loss                                                  $   (526,257)   $   (527,023)   $ (1,237,395)   $ (1,335,543)
                                                          ============    ============    ============    ============


Net loss per common share (basic and diluted)             $      (0.02)   $      (0.01)   $      (0.05)   $      (0.04)
                                                          ============    ============    ============    ============
Weighted average number of common shares
  used in computation (basic and diluted)                   24,404,493      36,406,731      27,437,166      36,116,625
                                                          ============    ============    ============    ============

     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                       NINE MONTHS ENDED SEPTEMBER 30
                                                            2003             2002
                                                       -------------    -------------
OPERATING ACTIVITIES
Net loss                                               $  (1,237,395)   $  (1,335,543)
Adjustments to reconcile net loss to net cash
   used in operating activities:
Cumulative effect of a change in accounting
   principle                                                      --        1,088,311
Depreciation                                                  73,551          179,812
Bad debt expense                                              11,667            6,500
(Gain) Loss on disposal of assets                                (75)           6,000
Non-cash compensation expense related to
  stock options                                               15,825               --
Change in operating assets and liabilities:
          Accounts receivable net                         (1,141,884)        (662,080)
          Prepaid expenses and other assets                  129,964          (14,298)
          Accounts payable and accrued expenses              539,285         (205,154)
          Accrued payroll, incentive compensation
             and related expenses                            196,011          (73,673)
          Income taxes payable                                  (420)            (176)
          Deferred income                                  1,356,008          989,963
                                                       -------------    -------------
Net cash used in operating activities                        (57,463)         (20,338)

INVESTING ACTIVITIES
Purchase of property and equipment                          (135,206)         (11,527)
Sale of property and equipment                                    75               --
                                                       -------------    -------------
Net cash used in investing activities                       (135,131)         (11,527)

FINANCING ACTIVITIES
Proceeds from stock purchases                                     --          150,570
Proceeds from note payable                                   500,000               --
Principal repayments on note payable                        (120,851)              --
Purchases of treasury stock                                 (500,000)              --
                                                       -------------    -------------
Net cash (used in) provided by financing activities         (120,851)         150,570
                                                       -------------    -------------


Net (decrease) increase in cash and cash equivalents        (313,445)         118,705

Cash and cash equivalents at beginning of period           2,947,047        2,295,557
                                                       -------------    -------------

Cash and cash equivalents at end of period             $   2,633,602    $   2,414,262
                                                       =============    =============

     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. and subsidiaries ("HealthGrades") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Effective December 31, 2002, we liquidated our Healthcare Ratings, Inc. and Providerweb.net subsidiaries. This liquidation had no impact on our financial position or operations. All significant intercompany balances and transactions for the periods presented prior to December 31, 2002 have been eliminated in consolidation.

DESCRIPTION OF BUSINESS

HealthGrades provides healthcare ratings, advisory services and other healthcare information. We grade, or provide the means to assess and compare the quality or qualifications of, various types of healthcare providers. Our hospital ratings are available free of charge on our website, www.healthgrades.com. Our customers include healthcare providers, employers, health plans, insurance companies and consumers.

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

FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

At a November 21, 2002 meeting, the Emerging Issues Task Force (EITF) reached a final consensus regarding EITF issue number 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, subject to different reporting guidance if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

During the quarter ended March 31, 2003, we completed our analysis of EITF 00-21. We examined our QAI - Phase I contracts (which we formerly called Ratings Quality Analysis or "RQA"), QAI - Phase II contracts (which we formerly called Quality Assessment and Improvement or "QAI") and Strategic Quality Initiative(TM) ("SQI") contracts to determine if the adoption of EITF 00-21 would have any impact on our current revenue recognition policies. As our QAI - Phase I contracts consist of a single deliverable (as defined by EITF 00-21), namely a comprehensive quality analysis, no change is required with respect to our current policy of recognizing revenue under these arrangements at the point in time that services are delivered. In addition, as our QAI - Phase II contracts consist of consulting services provided over the term of the contract, no change is required with respect to our current policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

Our SQI contracts contain both an analysis of quality outcomes data as well as a license to utilize our name and certain ratings information for an annual period. Based upon our analysis, we concluded that there was not reliable and verifiable evidence of fair value from which to allocate the consideration received between the two deliverables. Moreover, we believe the primary deliverable under these agreements clearly is the license to utilize our name and certain ratings information for an annual term. In addition, although we sell the analysis of quality outcomes data separately via our QAI - Phase I contracts, these contracts are generally sold to clients that have lower quality ratings (as rated by HealthGrades) and thus may be deemed to have a more significant value than the quality analysis imbedded within our SQI contracts. Furthermore, some of our SQI clients never choose to receive the quality outcomes analysis included within our SQI contracts. Based upon these factors, we have concluded that no change is required with respect to our current policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

In the second quarter of 2003, we announced the winners of our 2003 Distinguished Hospital Award for Clinical Excellence(TM) (DHA). Winners of the DHA represent the highest-scoring of the nation's full-service hospitals based on a proprietary, three-year, risk-adjusted analysis of the top procedures and diagnoses in six major clinical specialties. Similar to our SQI program, we give DHA winners the opportunity to enter into a licensing agreement with us so that they can enhance their marketing efforts by publicizing this award. In addition, these agreements also contain an analysis of quality outcomes data. Based upon the factors described above with respect to our analysis of our SQI contracts, we have concluded that the straight-line method of revenue recognition for these agreements is appropriate as well.

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Interpretation No. FIN 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the requirements of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and provides guidance to improve financial reporting for enterprises involved with variable interest entities. FIN 46 requires a variable interest entity to be consolidated by the company that is subject to a majority of the risk of loss or return from the variable interest entity's activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For the variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for financial statements of interim or annual periods that end after December 15, 2003. We have completed our initial evaluation and do not believe that adoption of FIN 46 will have a significant impact on our financial statements; therefore, no transitional disclosures have been included herein.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements will be effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, SFAS 149 is not expected to have a significant impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances), SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 is not expected to have a significant impact on our financial statements.

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

In January 2003, the FASB issued Statement of Financial Accounting Standard No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years, including interim periods, beginning after December 15, 2002. SFAS 148 also requires disclosure of pro-forma results on an interim basis as if the company had applied the fair value recognition provisions of SFAS 123. We do not expect to change to the fair value based method of accounting for stock-based employee compensation and therefore, adoption of SFAS 148 is not expected to impact our financial results.

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

The fair value for options awarded during the nine months ended September 30, 2003 and 2002 were estimated using an option pricing model with the following assumptions: risk-free interest rate over the life of the options of between 1.32% to 2.23%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.91 to 2.04.

The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123, to our stock-based compensation plan.

                                                                 Three months ended September 30,   Nine months ended September 30,
                                                                        2003            2002            2003              2002
                                                                 --------------    --------------   -------------    --------------
Net loss as reported                                              $    (526,257)   $    (527,023)   $  (1,237,395)   $  (1,335,543)
Add: Stock-based compensation expense included in reported
 net income under APB No. 25, net of related tax effects                 15,825               --           30,825               --
Less: Total stock-based compensation expense determined under
 fair value based method for awards, net of related tax effects        (103,878)        (233,319)        (288,532)        (671,760)
                                                                  -------------    -------------    -------------    -------------

Pro forma net loss                                                $    (614,310)   $    (760,342)   $  (1,495,102)   $  (2,007,303)
                                                                  =============    =============    =============    =============

Loss per share:
  Basic and diluted as reported                                   $       (0.02)   $       (0.01)   $       (0.05)   $       (0.04)
                                                                  =============    =============    =============    =============
  Basic and diluted pro forma                                     $       (0.03)   $       (0.02)   $       (0.05)   $       (0.06)
                                                                  =============    =============    =============    =============

As of September 30, 2003, we had approximately 5.5 million shares underlying options and warrants that are currently exercisable, but were not included in our calculation of weighted average common shares outstanding as they were antidilutive.

NOTE 3 - GOODWILL IMPAIRMENT

Goodwill, which is stated at cost, was acquired in connection with two transactions. During 1999, we purchased a number of shares of our then majority-owned subsidiary, HG.com, Inc., which increased our ownership in HG.com, Inc. to 90%. This transaction resulted in $4.0 million in recorded goodwill. In connection with a merger transaction that took place during February 2000 from which we acquired the remaining minority interest in HG.com, we recorded goodwill in the amount of $1.85 million based on the fair value of our common stock issued as of the transaction date.

As a result of the adoption of Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets, we discontinued the amortization of goodwill effective January 1, 2002. SFAS 142 also required companies to perform a transitional test of goodwill for impairment as of January 1, 2002, and we completed this test during the second quarter of 2002.

Based upon the results of the test, we recorded a charge of approximately $1.1 million in our condensed consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Goodwill in the accompanying condensed consolidated balance sheet, as of September 30, 2003 and December 31, 2002, is shown net of the impairment charge described above.

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

As HealthGrades consists of only one reporting unit, and is publicly traded, management began its fair value analysis with an evaluation of our market capitalization. We applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price. We applied an additional premium of 30% to this valuation to give effect to management's best estimate of a "control premium." As the majority of our outstanding shares were owned by management and two venture capitalist investors at the time of this analysis we believe a premium of 30% is reasonable to give effect to additional benefits a purchaser would derive from control of HealthGrades.

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

As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarter of 2002. This test resulted in no additional impairment to our goodwill balance. We will perform the annual impairment test in the fourth quarter of subsequent years, or, if indicators of impairment arise at an interim date, earlier in the year. Any impairment identified during the impairment tests will be recorded as an operating expense in our consolidated statement of operations. We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and interim tests if necessary. For the nine months ended September 30, 2003, no indicators of impairment were present; therefore, no interim impairment test was performed.

NOTE 4 - STOCK AND WARRANT REPURCHASE AGREEMENT

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

NOTE 5 - LINE OF CREDIT AND NOTE PAYABLE

Effective March 11, 2003, we executed an amendment to our line of credit arrangement with Silicon Valley Bank. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2004. To date, we have not borrowed any funds under the line of credit. In addition, the amendment provided for a term loan of $500,000. The term loan accrued interest at 5.94% and requires us to pay twenty-four equal installments of principal and interest over the term, beginning on April 1, 2003. We have the ability, at our option, to prepay all, but not less than all, of the term loan without penalty after August

21, 2003, provided we give Silicon Valley Bank at least thirty days written notice prior to such repayment. As of September 30, 2003, the outstanding balance under the term loan was approximately $379,000.

See also NOTE 8 - SUBSEQUENT EVENTS.

NOTE 6 - LEGAL PROCEEDINGS

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

We filed a response to the initial complaint instituted by SPF-II, denying all liability with respect to the subject leases. In addition, we have filed a third-party complaint against the individual physician owners seeking indemnification from each of these individuals under the terms of the Indemnification Agreement. The physician owners filed a response to our complaint denying their liability under the Indemnification Agreement, and asserted several affirmative defenses.

See Note 8 - SUBSEQUENT EVENTS for a description of developments after September 30, 2003.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash interest paid amounted to approximately $13,528 and $- for the nine months ended September 30, 2003 and 2002, respectively. Cash paid for income taxes amounted to approximately $400 for the nine months ended September 30, 2003 and refunds received from income taxes amounted to approximately $1,000,000 for the nine months ended September 30, 2002.

For the nine months ended September 30, 2002, participants in our 2002 Stock Purchase Plan (the "Plan") paid approximately $151,000 for shares purchased through payroll deductions. This amount has been included in cash received from financing activities in our condensed consolidated statement of cash flows. The Plan enabled participating employees to purchase shares of our common stock by electing to have payroll deductions in 2002 of up to 30 percent of their annual base rate of pay (excluding bonuses, overtime pay, commissions and severance pay) as in effect on January 1, 2002. The Plan terminated on December 31, 2002.

NOTE 8 - SUBSEQUENT EVENTS

NOTE PAYABLE

After giving notice to Silicon Valley Bank in September 2003, we repaid the approximately $360,000 balance of our term loan in October 2003.

LEGAL PROCEEDINGS

In November 2003, we executed a Settlement Agreement and Mutual Release (the "Settlement Agreement") with SPF-II and four of the physician owners. In consideration for the dismissal of all claims and mutual releases, HealthGrades agreed to pay approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions of the Settlement Agreement. Payment out of escrow will be contingent upon the occurrence, on or before September 25, 2004 of (i) the bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and (ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In addition, HealthGrades agreed to pay $50,000 to SPF-II on or before September 25, 2004. These amounts have been recorded as an expense in the accompanying condensed consolidated financial statements as of September 30, 2003.

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

Overview

In evaluating our financial results and financial condition, management has focused principally on the following:

o Revenue growth - We believe this is the key factor affecting both our results of operations and our liquidity. In the second quarter of 2003, we announced the winners of our 2003 Distinguished Hospital Award for Clinical Excellence (DHA). Winners of the DHA represent the highest-scoring of the nation's full-service hospitals based on a proprietary, three-year, risk-adjusted analysis of the top procedures and diagnoses in six major clinical specialties. Similar to our Strategic Quality Initiative (SQI) program, we give DHA winners the opportunity to enter into a licensing agreement with us so that they can market this award. For the nine months ended September 30, 2003, our increased revenues reflected our success in adding new hospital customers to our DHA program. In addition, we also continued to add new hospitals to our SQI and Quality Assessment and Improvement (QAI) programs and obtained renewals from hospitals already enrolled in these programs. Because we typically receive payment in advance for the annual terms of these agreements, the addition of new customers could significantly affect our liquidity. Management is focused on increasing revenues in other areas of our business as well. We believe the principal risk we confront in this regard is that we may be unable to effect market penetration and growth in these other areas.

o Operating expense considerations - During the economic slowdown in the United States, we were successful in controlling expenses, due largely to personnel reductions in 2001. We do not anticipate that further significant expense reductions are feasible or advisable, particularly because we want to be positioned to accommodate increased business if our efforts to increase revenues further are successful. During the first nine months of 2003, we have added and anticipate we will continue to add personnel who provide client consulting and support for our DHA, SQI and QAI programs. Moreover, we believe it is important to provide incentives to our continuing and new employees to contribute to the further growth of our company. Management recognizes, however, that any increases in expenses to accommodate growth in our business must be applied in a disciplined fashion so as to enable us to obtain meaningful benefits from the standpoint of our operations and cash flows. In July 2003, we paid cash bonuses of approximately $268,000. This amount was reflected in the consolidated statement of operations for the three and six months ended June 30, 2003. In addition, if certain revenue and cash flow targets are met for the second half of 2003, additional bonuses will be paid in early 2004. Based on our progress during the third quarter, we recorded an expense of approximately $110,000 in the consolidated statement of operations for the three months ended September 30, 2003 as an estimate of the potential bonus payout that was earned during this period. During the fourth quarter, we will again evaluate our progress toward these targets and we will accrue for potential bonus amounts if it becomes probable that such targets will be met.

o Liquidity - We believe that recent economic conditions and our depressed market price have provided a very challenging environment for external financing, although we have a maximum of $1,000,000 availability under our line of credit with a bank. Therefore, we believe that our focus must be devoted to generating cash flow from operations. During 2002, we benefited from significantly reduced losses from operations, as well as a $1,000,000 tax refund resulting from tax legislation enacted last year.

     For the first nine months of 2003, we utilized cash flow from operations of approximately $57,000. As noted above under "revenue growth" we typically receive payment in advance for the annual term of our agreements; as a result of sales efforts during the first nine months of 2003, advance payments received for the annual terms of most of our agreements contributed substantially to our cash flow. Two recent events have affected and will affect our cash balances after September 30, 2003. As more fully described in Note 8 to our condensed consolidated financial statements included in this report, in October 2003 we repaid the approximately $360,000 balance under our term loan with Silicon Valley Bank and in November 2003 we agreed to pay approximately $491,000 to settle our lawsuit with SPF-II. The settlement amount has been recorded as an expense in the accompanying condensed consolidated financial statements as of September 30, 2003, although payment of the amount is contingent upon the occurrence of certain events.

     We believe our cash resources are sufficient to support ongoing operations for the next twelve months. Nevertheless, we confront the risk that our inability to generate revenues as expected could compel us to seek additional financing.

o Recent Financing Activities - Effective March 11, 2003, we executed an amendment to our agreement with a bank as described in Note 5 to our consolidated financial statements included in this report. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2004. To date, we have not borrowed any funds under the line of credit. In addition, the amendment provided for a term loan of $500,000. As noted above, we repaid the approximately $350,000 balance of a term loan in October 2003. In addition, we entered into a Stock and Warrant Repurchase Agreement, dated March 11, 2003, with Chancellor V, L.P. ("Chancellor"). Under the terms of the Stock and Warrant Repurchase Agreement, we repurchased from Chancellor 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000. Chancellor initially acquired the common stock and warrants from us in two private transactions in 2000 and 2001. Immediately prior to the repurchase, Chancellor's ownership of HealthGrades common stock represented 33% of our outstanding common stock, and Chancellor's ownership of HealthGrades common stock and warrants represented 36% of the our total outstanding common stock (assuming full exercise of the warrants held by Chancellor, but assuming no exercise of any other warrants or options).

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the presentation of financial condition and results of operations and that require the most difficult, subjective, complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain. For the first nine months of 2003, we have identified evaluation of goodwill impairment and revenue recognition as our critical accounting policies.

Goodwill Impairment

As a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), we discontinued the amortization of goodwill effective January 1, 2002. SFAS 142 also required companies to perform a transitional test of goodwill for impairment, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002 as a cumulative effect of a change in accounting principle. Goodwill in the consolidated balance sheets included in this report is shown net of the impairment charge described above.

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

As our shares are very thinly traded, we believe that any analysis of HealthGrades' fair value should include valuation techniques in addition to the overall market capitalization. We contemplated utilizing cost, market or income approaches. However, utilization of cost or market approaches was not feasible, particularly given the fact that HealthGrades does not fall into an easily identifiable "peer group" of companies from which to compare valuations in the form of price to earnings ratios, sales of similar companies, etc. Therefore, we determined to utilize an approach using the present value of expected future cash flows as an additional valuation technique. Due to the inherent uncertainty involved in projecting cash flows, in particular for a growth company, we will, consistent with our previously used methodology, develop a range of possible cash flows and derive a probability-weighted average of the range of possible amounts to determine the expected cash flow over a five-year period. Based upon the inherent uncertainty of future cash flows, in particular for a growth company, we feel the utilization of a longer time period would not be appropriate. In connection with our utilization of the expected future cash flow approach for our present value measurements, we believe that the appropriate discount rate to utilize for application to future cash flow estimates is the risk-free rate of interest over the time period of the expected cash flows (or five years in our case). This is due to the fact that in our expected cash flows, we have already built in our assumptions concerning the uncertainty of cash flows. Therefore, these assumptions should not be taken into account again in determining our discount rate.

As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarter of 2002. This test resulted in no additional impairment to our goodwill balance. As noted above, we will perform the annual impairment test in the fourth quarter of 2003 and subsequent years or, if indicators of impairment arise at an interim date, earlier in the year. Any impairment identified during the annual impairment tests will be recorded as an operating expense in our consolidated statement of operations. We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and interim tests, if necessary. For the nine months ended September 30, 2003, as no indicators of impairment were present, no interim impairment test was performed.

Revenue Recognition - Ratings and Advisory Revenue

We currently derive our ratings and advisory revenue principally paid by annual fees from hospitals that participate in our Strategic Quality Initiative (SQI) and Distinguished Hospital Award (DHA) programs. The SQI program provides business development tools to hospitals that are highly rated on our website. Under our SQI program, we license to hospital customers the use of the HealthGrades name and our "report card" ratings. The license may be in a single area (for example, Cardiac) or multiple areas (for example, Cardiac, Neurosciences and Orthopedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants. Another key feature of this program is a detailed comparison of the data underlying a hospital's rating to local and national benchmarks. Similar to our SQI program, we give DHA winners the opportunity to enter into a licensing agreement with us so that they can enhance their marketing efforts by publicizing this award.

We recognize revenue related to these arrangements in a straight-line manner over the term of the agreement. We follow this method because the primary deliverable under the agreement is the license to utilize our rating over the contract term. In addition, consulting services are performed as requested by the client over the term of the agreement. As we typically receive a non-refundable payment for the first year of the contract term upon execution of the agreement, we record the cash payment as deferred revenue that is then amortized to revenue over the first year of the contract term. Annual payments made in connection with renewal of our agreements are treated in the same manner.

At a November 21, 2002 meeting, the Emerging Issues Task Force (EITF) reached a final consensus regarding EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, subject to different reporting guidance if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

During the quarter ended March 31, 2003, we completed our analysis of EITF 00-21. We examined our QAI - Phase I contracts (formerly known as Ratings Quality Analysis or "RQA"), QAI - Phase II contracts (formerly known as Quality Assessment and Improvement or "QAI") and SQI contracts to determine if the adoption of EITF 00-21 would have any impact on our current revenue recognition policies. As our QAI - Phase I contracts consist of a single deliverable (as defined by EITF 00-21), namely a comprehensive quality analysis, no change is required with respect to our current policy of recognizing revenue under these arrangements at the point in time that the services are delivered. In addition, as our QAI - Phase II contracts consist of consulting services provided over the term of the contract, no change is required with respect to our current policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

Our SQI and DHA contracts contain both an analysis of quality outcomes data as well as a license to utilize our name and certain ratings information for an annual period. Based upon our analysis, we concluded that there was not reliable and verifiable evidence of fair value with which to allocate the consideration received between the two deliverables. Moreover, the primary deliverable under these agreements is the license to utilize our name and certain ratings information for an annual term. In addition, although we do sell the analysis of quality outcomes data separately via our QAI - Phase I contracts, these contracts are sold to clients that have lower quality ratings (as rated by HealthGrades) and thus may be deemed to have a more significant value than the quality analysis imbedded within our SQI contracts. Furthermore, some of our SQI clients never choose to receive the quality outcomes analysis included within our SQI contracts. Based upon these factors, we have concluded that no change is required with respect to our current policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

Were we to recognize revenue for the quality outcomes data analysis in the period in which the services were delivered, the amount of revenues reported in any particular period would increase or decrease, depending on the timing of the provision of these services.

RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three and nine months ended September 30, 2003, ratings and advisory revenue was approximately $2.3 million and $6.0 million respectively, compared to ratings and advisory revenue of approximately $1.3 million and $3.6 million for the three and nine months ended September 30, 2002, respectively. These increases are primarily due to the addition of hospital clients under our SQI and DHA programs. For the third quarter of 2003 and 2002, approximately 73% and 80%, respectively, of our ratings and advisory revenue was derived from these services. In addition, approximately 10% of our ratings and advisory revenue for the third quarter of 2003 was derived from our QAI services, compared to 12% for the same period in 2002. The remainder of our revenue for the third quarter of 2003 was derived primarily from sales of physician reports to consumers, sales of nursing home and hospital quality reports to professionals and reimbursement of consultant travel expenses.

Cost of ratings and advisory revenue. For the three and nine months ended September 30, 2003, cost of ratings and advisory revenue was $510,000 and $1,416,000, respectively, or approximately 22% and 23% of ratings and advisory revenue, compared to $393,000 and $1,097,000, respectively, or approximately 31% for each of the three and nine month periods of 2002. This difference is primarily due to a reduction in costs to acquire data. During 2002, we renegotiated a data purchase agreement with a vendor, which substantially reduced our cost to acquire certain physician data.

Sales and marketing expenses. Sales and marketing costs include salaries, wages and commission expenses related to our sales efforts, as well as other direct sales and marketing costs. For our SQI, DHA and QAI agreements, we pay our sales personnel commissions as we receive payment from our hospital clients. We typically receive a non-refundable payment for the first year of the contract term upon execution of the agreement. Although we typically record revenue earned from our SQI, DHA and QAI - Phase II agreements over the term of the agreement (typically one year), we record the commission expense in the period it is earned, which is typically upon contract execution. We record the commission expense in this manner because once a contract is signed, the salesperson has no remaining obligations to perform in order to earn the commission.

Sales and marketing costs increased from approximately $602,000 and $1,566,000, respectively, or 47% and 44% of ratings and advisory revenue for three or nine months ended September 30, 2002, to approximately $817,000 and $2,307,000, respectively, or 36% and 38% of ratings and advisory revenue for the same period of 2003. Sales and marketing costs as a percentage of ratings and advisory revenue has decreased over the prior year due to our increased renewal base of business. We pay a lesser percentage of contract payments as commissions to our sales group upon renewals of contracts than we pay with respect to new contracts. Therefore, as our business expands, we anticipate that the overall commission cost as a percentage of ratings and advisory revenue will decline.

General and administrative expenses. For the three and nine months ended September 30, 2003, general and administrative expenses were approximately $656,000 and $2,057,000, an increase of approximately $167,000 and $503,000 over general and administrative expenses of approximately $489,000 and $1,554,000 for the same period of 2002. The increase for the three months ended September 30, 2003 relates to a charge of $110,000 for the estimate of the potential bonus payout expected to be paid in the first quarter of 2004, that was earned during this period. In addition, legal fees were higher during the period due to the SPF-II litigation described in Notes 6 and 8 to our condensed consolidated financial statements included in this report. General and administrative expenses do not include the amount we agreed to pay to settle this litigation, which is reported as a separate line item. The increase for the nine months ended September 30, 2003 is primarily the result of cash bonuses paid in July 2003 totaling $268,000, the accrual for anticipated bonuses described above of $110,000 and increased legal fees.

Loss from Operations. For the three and nine months ended September 30, 2003, loss from operations was approximately $522,000 and $1,230,000, respectively, compared to $537,000 and $1,452,000 for the same period of 2002. The 2003 loss from operations for both periods includes the $491,000 that we agreed to pay to SPF-II as described in Notes 6 and 8 to our condensed consolidated financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had a working capital deficit of approximately $1,609,000, a decrease of $1,653,000 from working capital of approximately $44,000 as of December 31, 2002. For the first nine months of 2003, cash flow used in operations was approximately $57,000 compared to $20,000 used for the same period of 2002. Included in cash flow used in operations for the nine months ended September 30, 2002 was an income tax refund of approximately $1,000,000 related to the carryback of our 2001 tax loss to reduce taxable income in 1997 made possible by the Job Creation and Worker Assistance Act of 2002. The decrease in working capital is primarily attributable to our loss from operations of approximately $1,230,000 for the nine months ended September 30, 2003. Despite this loss, as noted above, our cash flow used in operations was only $57,000. This apparent disparity between the decline in our working capital and cash flow used in operations is due to an increase in deferred income of approximately $1,356,000, reflecting increased contractual payments that we received but will be recognized as revenue on a straight-line basis over the term of the contract. The payments we received significantly offset the effect of our operating loss on our cash balance. Also contributing to our decrease in working capital, as described in more detail in Note 4 to our consolidated financial statements included in this report, is our repurchase from Chancellor, pursuant to a Stock and Warrant Repurchase Agreement, dated March 11, 2003, of 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000.

Two recent events have affected and will affect our cash balances after September 30, 2003. As more fully described in Note 8 to our condensed consolidated financial statements included in this report, in October 2003 we repaid the approximately $360,000 balance under our term loan with Silicon Valley Bank and in November 2003 we agreed to pay approximately $491,000 to settle our lawsuit with SPF-II. The settlement amount has been recorded as an expense in the accompanying condensed consolidated financial statements as of September 30, 2003, although payment of the amount is contingent upon the occurrence of certain events.

We have a line of credit arrangement (the Agreement) with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of September 30, 2003, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at February 20, 2004, the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of September 30, 2003, we were in compliance with these covenants.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, upon execution of our SQI, DHA and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term. This payment is recorded as deferred revenue, which is reflected as a current liability in our consolidated balance sheet. Revenues related to these agreements are recorded ratably over the term of the agreement. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements. Our current operating plan includes growth in new sales from these agreements. For the reasons described above, failure to achieve sales plan would have a material negative impact on our financial position and cash flow. Moreover, as noted elsewhere in this report, we have settled the SPF-II litigation, which related to property leased by a former affiliated practice. While we did not anticipate an outcome that would fundamentally affect our liquidity, in the event that the settlement agreement is not effected and the litigation therefore continues, an unanticipated result could be materially harmful to our financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of September 30, 2003, our investment in this fund amounted to approximately $2.0 million. This amount is included within the cash and cash equivalent line item of our balance sheet and consists of investments in highly liquid U.S. treasury securities with maturities of 90 days or less. For the nine months ended September 30, 2003, interest earned on this balance was approximately $5,100. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2003, we executed a Settlement Agreement and Mutual Release (the "Settlement Agreement") with SPF-II and four of the physician owners. In consideration for the dismissal of all claims and mutual releases, HealthGrades agreed to pay approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions of the Settlement Agreement. Payment out of escrow will be contingent upon the occurrence, on or before September 25, 2004 of (i) the bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and (ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In addition, HealthGrades agreed to pay $50,000 to SPF-II on or before September 25, 2004. These amounts have been recorded as an expense in the accompanying condensed consolidated financial statements as of September 30, 2003.

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

31.1 Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d - 14(a).

31.2 Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d - 14(a).

32.1 Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d - 14(b).

32.2 Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d - 14(b).

(b)  Reports on Form 8-K.

     During the quarter ended September 30, 2003, we furnished a report on Form 8-K. The report, furnished on August 6, 2003 and dated August 6, 2003, provided information responsive to Item 7 and 12 in connection with our second quarter results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HEALTH GRADES, INC.

Date: November 14, 2003                    By: ALLEN DODGE
                                               ---------------------------------
                                               Allen Dodge
                                               Senior Vice President - Finance
                                               and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------

3.1      Amended and Restated Certificate of Incorporation, as amended
         (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form
         10-K for the year ended December 31, 2001).

3.2 Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended
         December 31, 2001).

31.1     Certificate of the Chief Executive Officer of Health Grades, Inc.
         required by Rule 15d - 14(a).

31.2     Certificate of the Chief Financial Officer of Health Grades, Inc.
         required by Rule 15d - 14(a).

32.1     Certificate of the Chief Executive Officer of Health Grades, Inc.
         required by Rule 15d - 14(b).

32.2     Certificate of the Chief Financial Officer of Health Grades, Inc.
         required by Rule 15d - 14(b).