Form 10-K
period 2003-12-31
HEALTH GRADES INC
filed 2004-03-30
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

           [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL
                             YEAR ENDED DECEMBER 31, 2003 OR

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

As of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,976,257. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined "affiliates" as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 30, 2004 there were 24,961,159 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

                                      PART I
Item 1.      Business..........................................................  2
Item 2.      Properties........................................................ 21
Item 3.      Legal Proceedings................................................. 21
Item 4.      Submission of Matters to a Vote of Security Holders............... 21

                                     PART II

Item 5.      Market for the Registrant's Common Equity and Related
             Stockholder Matters............................................... 22
Item 6.      Selected Financial Data........................................... 23
Item 7.      Management's Discussion and Analysis of Financial Condition And
             Results of Operations............................................. 23
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk........ 30
Item 8.      Financial Statements and Supplementary Data                        30
Item 9.      Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................. 30
Item 9A.     Controls and Procedures........................................... 30

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant................ 30
Item 11.     Executive Compensation............................................ 30
Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholders Matters.................................. 30
Item 13.     Certain Relationships and Related Transactions.................... 31
Item 14.     Principal Accountant Fees and Services............................ 31

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 31

This Report contains forward-looking statements that address, among other things, the availability of healthcare data, the generation of increased revenues, addition of personnel, 2004 cash bonus program, continued company expansion, anticipated capital expenditures, potential equity and/or debt financing. These statements may be found under "Item 1-Business," "Item 1-Risk Factors," and "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this Report generally. We generally identify forward-looking statements in this report using words like "believe," "intend," "expect," "may," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: the failure of the Company to generate increased revenues or the inability of the Company to raise additional financing. In addition, other factors that could cause actual events or results to differ materially from those discussed in the forward looking statements are addressed in "Risk Factors" in Item 1 and matters set forth in the Report generally. We undertake no obligation to update publicly any forward-looking statements.

                                     PART I

Item 1. Business.

                                    BUSINESS

OVERVIEW

     Health Grades, Inc. ("HealthGrades") provides proprietary, objective healthcare provider ratings and advisory services. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

     We currently provide ratings or profile information relating to the following healthcare providers:

     - Over 4,700 hospitals with risk-adjusted ratings on twenty-six procedures and diagnoses and programmatic ratings for obstetrics and women's health (as further described below);

     -    Over 620,000 physicians in over 120 specialties; and

     -    Over 16,000 nursing homes.

     We offer services to hospitals that help them build a reputation based upon quality of care or assist them in improving the quality of care. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. For hospitals that want to improve or maintain their quality of care, we offer quality improvement services.

     We also provide basic and expanded profile information on a variety of providers and facilities. We make this information available to consumers, employers, benefits consulting firms and payers to assist them in selecting healthcare providers. For certain providers, basic profile information is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to hospitals, nursing homes and physicians. These reports provide more detailed information than is available free of charge on our website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional (for example, medical professional underwriter).

     We provide online integrated healthcare quality services for employers, benefits consulting firms, payers and other organizations that license access to our database of healthcare providers.

     We have also entered into strategic arrangements with other service providers, including Ingenix and J.D. Power and Associates, in an effort to increase our name recognition and market presence, enhance our service offerings and increase the distribution of our products.

BACKGROUND - THE DEMAND FOR HEALTHCARE INFORMATION

     Consumer demand for quality information regarding healthcare providers has been increasing over the last several years, as evidenced by numerous publications, web sites and other communications. Recent research also indicates that the demand for healthcare quality information is increasing rapidly. According to 2003 J.D. Power and Associates research, 79% of consumers would probably or definitely use information from an independent source about a hospital's clinical performance in choosing a hospital.

     Employers are seeking to empower employees to make appropriate healthcare choices utilizing both cost and quality metrics. In addition, a growing number of employers are implementing corporate intranet sites to assist their employees in making informed healthcare decisions, which is important in an environment where employers are increasingly shifting healthcare costs to employees.

     Payers (medical insurers) also seek quality information as a valuable resource for defining their reimbursements to healthcare providers, creating provider networks and in giving their members useful tools for evaluating and selecting healthcare providers.

     We believe that the growing demand for quality healthcare information described above provides increasing opportunities to sell our current product offerings.

HEALTHCARE INFORMATION; HEALTHGRADES.COM

     We compile comprehensive information regarding various healthcare providers and distill the information to meet the requirements of consumers, employers, payers and other customers. We provide certain information for no charge on our website. Our revenues are generated, in part, through the provision of healthcare information derived from our database in a manner that can be useful to consumers, employers, benefits consulting firms, payers and others.

     The www.healthgrades.com website is a comprehensive healthcare information website that provides rating and other profile information regarding a variety of providers and facilities. Our goal is to provide comprehensive, objective healthcare ratings and profiles to assist consumers in making informed decisions regarding their families' health.

     We distinguish the www.healthgrades.com website from most other healthcare information websites based on the nature of the information we provide. Most other healthcare information websites provide general information regarding specific diseases, conditions or procedures. Healthgrades.com, in contrast, provides information to assist the user in finding a quality facility or a quality provider, using our rating and profile information. However, we do not endorse any particular provider or facility. We strive to provide objective ratings regarding the quality of providers and facilities by developing sophisticated statistical processes and other methodologies and applying them to a number of databases used on our ratings website.

     We provide information on our healthgrades.com website through the sections described below. As noted above, the data used to compile information for our website also provides the more comprehensive information and reports we make available for a fee.

     Hospital Report Cards(TM) - This section of our website enables users to search by state and compare hospitals' performance in twenty-six risk-adjusted procedures/diagnoses, including, among others, coronary bypass surgery, acute myocardial infarction (heart attack), stroke, total knee or hip replacement and back and neck surgery. In addition, users can compare hospitals utilizing our programmatic ratings for obstetrics and women's health. Our programmatic ratings are currently available in the eighteen states that provide us with all-payer data as further described below. In general, all ratings are updated each fall except for our programmatic ratings, which typically are updated every spring.

     For each particular diagnosis or procedure chosen by the user, other than those relating to obstetrics and women's health, we provide a rating system of five stars, three stars or one star (five stars is the highest rating; one star is the lowest) for virtually every hospital in the United States. We base all of our ratings, except ratings on obstetrics and women's health, on three years of MedPAR (Medicare Provider Analysis and Review) data that we purchase from the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration), known as CMS. The MedPAR database contains the inpatient records of all Medicare patients. We apply proprietary algorithms to the MedPAR data to account for variations in risk in order to make the data comparable from hospital to hospital. In the initial analysis of the data, a separate data set is created for each group of patients having a specific procedure or diagnosis (e.g., coronary bypass surgery, total hip replacement), based on ICD-9-CM coding. The ICD-9-CM (International Classificant of Diseases, Clinical Modification) is the official system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States. The ICD-9 is used to code and classify mortality data from death certificates. Each group of patients is defined by using the information on diagnoses and procedures coded in the patient records. The quality measure for some procedures or diagnoses is mortality, while the quality measure for others is major complications.

      Generally, approximately 75% to 80% of hospitals studied are classified as three stars. The three star rating is applied when there is no difference, statistically speaking, between a hospital's predicted and actual performance. Approximately 10% to 15% of hospitals are rated five stars, which means that their performance is statistically better than expected. Approximately 10% to 15% of hospitals are rated one star, meaning that their performance was statistically worse than expected.

      For our obstetrics ratings, which also are subject to the five star rating system, we use state all-payer files from 18 individual states derived from the inpatient records of persons who utilize hospitals in those states. The 18 states represented on the site are: Arizona, California, Florida, Iowa, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Texas, Utah, Vermont, Virginia, Washington and Wisconsin. This data represents all discharges for the 18 states over a three-year period set from 1999-2001. We analyzed the following factors for each hospital within the 18 all-payer states:

     -    Volume of vaginal and cesarean single live-born deliveries;

     - Complication rates from vaginal and cesarean section single live-born deliveries;

     -    Presence of neonatal intensive care unit (NICU);

     -    Preplanned first-time cesarean section rate; and

     -    Newborn mortality rate stratified into six birth weight categories.

     We then developed a system that assigned a weight to each factor based on its importance to the quality of obstetric care. The weightings were developed by interviewing a focus group of physicians from various specialties including obstetrics, neonatology, family practice and internal medicine, who had an average of ten years of practice experience. Based upon the application of this system, the top 15% of hospitals (in the 18 states) receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.

     For the women's health ratings, which are also subject to the five star rating system, we use state all-payer files from the same 18 individual states referenced for our obstetrics ratings. These ratings are based upon outcomes in obstetric services and cardiac/stroke mortality outcomes for women. The top 15% of hospitals (in the 18 states) receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.

     Distinguished Hospital Award for Clinical Excellence(TM) - This recently developed section of our website provides users the ability to review hospitals across the United States that are recognized by us for their outstanding clinical excellence. We anticipate that this distinction will be announced on an annual basis at the beginning of each calendar year. To be considered for the Distinguished Hospital Award (DHA) for Clinical Excellence, a hospital is required to have ratings in the following:

     -    Inhospital mortality for coronary bypass surgery and stroke; and

     - Inhospital mortality or major complication rating in at least 21 of the 26 procedures/diagnoses that we rate using MedPAR data

In connection with our most recent determination of DHA designees, we created a list of 869 hospitals that met the criteria set forth above and performed the following steps:

     - Calculated the average star rating for each hospital by averaging all of their MedPAR-based ratings;

     - Ranked hospitals in descending order by their average star rating. (Ties were broken by total volume for all of the procedures and diagnoses considered.);

     -    Selected the top 20% of hospitals from the list (174 hospitals);

     -    Removed the ten hospitals with the lowest total volume from the list;
          and

     - Designated the hospitals that remained on the list as the current DHA winners

From the original list of 869 hospitals considered for the DHA, 164 received the DHA designation.

Nursing Home Report Cards(TM) - This section of our website provides rankings of the performance of nursing homes across the United States that were Medicare or Medicaid certified and active in these programs. These ratings are typically updated on a monthly basis. In preparing the ratings, we analyze licensing survey data from CMS's Online Survey Certification and Reporting (OSCAR) database and complaint data from CMS's Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. Nursing homes whose most recent survey date was more than 20 months prior to the date the data was received by HealthGrades are not included in the analysis. Stand-alone Medicare and/or Medicaid nursing homes are analyzed apart from Medicare, hospital-based nursing homes. We do not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey are not included in our analysis. The ratings are assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations between the states' survey process and results.

     In conjunction with a group of nursing home professionals (which include nursing home administrators, a physician, long-term care ombudsmen, a nurse consultant and others), we developed a proprietary scoring system that translated the scope and severity of each deficiency into a numerical value. A low numerical value indicated a deficiency that was not severe (no actual harm to the resident) and isolated (involve very few residents) in scope. A high numerical value indicated a deficiency that was very severe (actual harm to the resident) and was widespread throughout the nursing home. Each nursing home received several scores from the analysis of licensing surveys and complaint surveys. We then performed a statistical analysis of these scores that produced a weight for each area. The weighted scores were summed to produce an overall score for each nursing home. Based upon the overall score, the best 30% of nursing homes receive five stars, and the middle 40% of nursing homes receive three stars.

     Provider Profiles - In addition to the report card sections, we provide profiles containing information with regard to the following providers or facilities:

     - Physicians - The physician data provides a list of physicians by specialty based on geographic criteria selected by the user. For a fee, we provide detailed profile information including, to the extent available through our data sources, primary and secondary specialty areas, medical school attended, years since medical school, address, telephone number, board certification, hospital affiliation and federal or state medical board sanction information. The directory contains detailed profiles for more than 620,000 physicians.

     - Hospitals - The hospital profile database includes a directory of almost every hospital in the U.S. The directory contains detailed profiles and maps for more than 5,000 hospitals.

INFORMATION AND RELATED SERVICES FOR HOSPITALS, EMPLOYERS, BENEFITS CONSULTING FIRMS, PAYERS, PROFESSIONALS AND CONSUMERS

     The information provided on our www.healthgrades.com website, and the database from which this information is derived, forms the basis of our marketing efforts. While certain information is provided free of charge on our website, we seek to generate revenues from hospitals and other providers, as well as employers, payers and consumers as described below:

SERVICES FOR HOSPITALS - We offer a Strategic Quality Initiative(TM) (SQI) program, a Distinguished Hospital Program (DHP) for Clinical Excellence(TM) and a Quality Assessment and Improvement(TM) (QAI) program for hospitals. Our SQI and QAI programs primarily cover the following eight areas:

-    Cardiac;

-    Orthopedics;

-    Vascular;

-    Pulmonary;

-    Stroke;

-    Neurosciences;

-    Obstetrics; and

-    Women's health.

In addition, we also offer SQI and QAI services for the following individual procedures or diagnoses (typically when a hospital participates with respect to one of the areas listed above):

-    Cholecystectomy;

-    Prostatectomy;

-    Bowel obstruction;

-    GI Bleed; and

-    Sepsis.

As our programs are targeted toward specific service areas, some of our hospital customers choose to work with us utilizing our SQI programs for their higher rated areas and utilizing our QAI programs for their lower rated areas. As of March 2004, we had 179 contracts to provide services to 153 hospitals.

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

     The SQI program provides business development tools to hospitals that are highly rated on our website. Under our SQI program, we license the commercial use of the HealthGrades corporate mark, applicable data and multiple marketing messages that may be used by hospitals to demonstrate third party validation of excellence, including:

- HealthGrades' name, logo, stars and current ratings data including performance score

- National designation (i.e., Top 5% in the Nation, Top 10% in the Nation) as applicable;

- State rank (i.e., Best in State, Best in Region) as applicable (not available for obstetrics or women's health);

-    Marketing messages developed and approved by HealthGrades; and

-    Ratings comparisons developed and approved by HealthGrades.

     The license may be in a single service area (for example, Cardiac) or multiple areas (for example, Cardiac, Neurosciences and Orthopedics). In addition, the SQI program provides ongoing access to HealthGrades' marketing service and resources, including our in-house healthcare consultants, tailored to the hospital's specific needs.

     In addition our QAI-I program, described below, is made available to a hospital that has purchased our SQI program with respect to the areas covered by the SQI program. Our in-house healthcare consultants also provide certain onsite consulting services.

     QAI-I Program (formerly Ratings Quality Analysis or RQA). We also assist hospitals in measuring the success of their quality efforts utilizing our in-house healthcare consultants. Whether purchased as a stand-alone product, or as part of the SQI program, the QAI-I program involves our provision of an on-site presentation to administrative, physician and quality improvement staff, including a detailed, quality analysis and report of the last three years of client's Medicare data within the service areas licensed by the hospital. This analysis includes:

     -    National and Five Star performer benchmarks;

     -    Analysis of the hospital's annual actual and predicted outcome data;

     - Risk adjusted analysis and comparison of hospital's documented and coded risk factors;

     - Risk adjusted analysis and comparison of hospital's documented and coded complications; and

     - Summary analysis presenting key observations and recommendations for overall improvement.

     QAI-II Program. Our QAI-II program is principally designed to help a hospital measure and improve the quality of its care in particular service areas. Using our database and on-site interviews, we can measure how well the hospital performs relative to national and regional best practices and help identify measures to improve quality. Detailed quality comparisons are also available at the hospital, physician group and individual physician level. Our consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis and quality improvement. Under our QAI-II program, with respect to the areas licensed by the hospital, we will provide services including, but not limited to, the following: periodic onsite visits; detailed analysis of the last 2 years of client's all-pager data; and individual quality profiles for high volume physicians.

     Distinguished Hospital Award Program (DHP). The DHP recognizes clinical excellence in hospitals across a range of service areas. Hospitals that contract with us for DHP services receive all of the SQI features described above with respect to their licensed service areas. In addition, hospitals can reference the additional DHA designation. Hospital clients are provided with additional marketing and planning assistance with respect to the DHA designation as well as a trophy for display at the hospital. This program was developed in conjunction with J.D. Power and Associates, as described below under, "Arrangements with Other Service Providers."

     During 2003 and prior years, as part of our DHP and SQI programs, we provided certain exclusivity rights for client hospitals. In most cases, for the particular areas subject to license by our hospital clients, we agreed not to provide similar marketing services to a maximum of three hospitals selected by the client. However, we did not remove ratings of an "excluded" hospital from our website or change the ratings in any way. Beginning in January 2004, we no longer offer exclusivity under our contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (with the ability to terminate on an annual basis), we anticipate that all exclusivity provisions will expire by the end of 2006.

SERVICES FOR EMPLOYERS, BENEFITS CONSULTING FIRMS, PAYERS AND OTHERS - Through our Quality Ratings Suite(TM) (QRS) we license access to, and customize our database for, employers, benefits consulting firms, payers and others. Modules currently available for license are as follows:

-    Hospital Quality Guide(TM)

-    Physician Quality Guide(TM)

-    Nursing Home Quality Guide(TM)

-    Home Health Quality Guide(TM)

Customers can integrate our QRS modules within their online provider directories. As noted below, we have entered into an arrangement with Ingenix, which provides for the marketing of our QRS to managed care organizations, payers, employers and benefit management companies. In addition, through this arrangement, our provider quality data can be combined with in- or out-of-network indicators so that users can search for healthcare providers within the provider networks available under their current health plans. Depending on the client's needs, we can customize our content for the intended users. Some of the healthcare quality information available to our customers and their users within our modules are as follows:

     Hospital Quality Guide

     - Easy-to-understand star ratings by procedure or diagnosis and by service area based on risk-adjusted outcome measures;

     -    Consumer-friendly navigation and terminology;

     -    Cost, length of stay, procedure volume and distance to facility;

     -    Hospital profile information; and

     -    Leapfrog Group safety measures.

     Physician Quality Guide

     -    Addresses and phone numbers;

     - State and federal sanction information within the last 5 years (if any);

     -    Board certification;

     -    Years since medical school;

     -    Gender;

     -    Foreign languages; and

     - Ratings of affiliated hospitals (hospitals for which the physician has privileges).

     Nursing Home Quality Guide

     - Overall star rating based on comparison to other facilities within the state;

     -    Details of the last four licensing surveys;

     -    Complaint investigations;

     -    Repeat violations; and

     -    State averages for violations and inspections.

     Home Health Quality Guide

     - Overall star rating based on comparison to other home health agencies within an individual state;

     -    Licensing survey deficiencies;

     -    Complaint investigations; and

     -    Repeat violations.

HEALTHCARE QUALITY REPORTS FOR PROFESSIONALS(TM) - We offer comprehensive quality information to organizations in need of current and historical quality information on nursing homes and hospitals. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.

     Nursing Home Quality Reports for Professionals(TM) - Our primary customers for our Nursing Home Quality Reports for professionals are medical professional liability underwriters and other organizations. We currently offer the following three categories of reports on nursing homes: Nursing Home Quality Report; Executive Summary Report; and Risk Assessment Report. Our Nursing Home Quality Report for Professionals contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, complaint and life safety surveys. Our Executive Summary Report is a three-page report, which summarizes this information. Our Risk Assessment Report is a two to three page textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.

     Hospital Reports for Professionals(TM) - Our Hospital Reports contain detailed information on ownership, services provided and clinical performance outcomes. Some of the features of our reports include:

     - Risk and severity-adjusted performance measures for cardiac, neurosciences, stroke, vascular, orthopedics and pulmonary;

     -    Programmatic ratings for women's health and obstetrics;

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

HEALTHCARE QUALITY REPORTS FOR CONSUMERS(TM) - We offer comprehensive quality information to consumers that provides current and historical quality information on hospitals and nursing homes in more detail than is available on our website. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.

     Hospital Quality Reports for Consumers - Our Hospital Quality Reports for Consumers include:

     - Ratings for all procedures and diagnoses rated by HealthGrades for the hospital;

     -    Survey data prepared in connection with The Leapfrog Group; and

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

     Physician Quality Reports for Consumers(TM) - Our Physician Quality Reports for Consumers include:

     -    Addresses and phone numbers;

     -    Board certification information;

     -    Education information;

     - State and federal sanction information within the last 5 years (if any);

     -    Name and address of area hospitals;

     -    Gender and age;

     - National comparative statistics in board certification and sanction activity regarding physicians in the same specialty field; and

     -    Information on how to choose a physician with a checklist and guide.

ARRANGEMENTS WITH OTHER SERVICE PROVIDERS

     We have also entered into arrangements with other service providers in an effort to increase our name recognition and market presence, as well as enhance our service offerings. The following is a summary of our current arrangements for the provision of joint product offerings.

     Distinguished Hospital Program(TM) with J.D. Power and Associates. In August 2002, we entered into an agreement with J.D. Power and Associates to offer a Distinguished Hospital Program, which is designed to validate and recognize hospitals that perform at notably high levels utilizing J.D. Power and Associates' customer satisfaction data and HealthGrades' clinical quality data. Under this program, hospitals may be concurrently or separately recognized and awarded for exceptional clinical performance and for the provision of an "outstanding patient experience." The first component of this program, clinical excellence recognition, is provided by HealthGrades and developed thorough detailed, risk-adjusted analysis of up to three years of actual and predicted hospital mortality data and documented coded risk factors, in addition to documented and coded complications in specialty areas, based on our Hospital Report Cards methodology (described above under "Information and Related Services For Hospitals, Employers, Benefits Consulting Firms, Payers, Professionals and Consumers - Distinguished Hospital Program (DHP).") The second component of the program, service excellence recognition, is provided by J.D. Power and Associates and is obtained by surveying a random sample of patients who have recently experienced a hospital stay and comparing the results with those from a nationally representative patient experience study. The Distinguished Hospital Performance Program offers hospitals that receive recognition the ability to enter into a license agreement to reference the awards in future advertising and marketing efforts. To enhance the visibility, understanding and appreciation of the available awards, HealthGrades and J.D. Power and Associates provide the following support:

     -    onsite strategic marketing and communication consulting;

     -    advertising and press release samples;

     -    electronic artwork;

     - links to both the J.D. Power and Associates and HealthGrades web sites; and recognition of the award posted on both the J.D. Power and Associates and HealthGrades web sites

     Ingenix/HealthGrades Quality Rating Suite. We have entered into an arrangement with Ingenix, Inc., to market our Quality Ratings Suite (described above under "Services for Employers, Benefits Consulting Firms, Payers and Others") to managed care organizations, payers, employers and benefits consulting firms through Ingenix' sales and marketing teams. Ingenix provides much of the physician data included in our Quality Ratings Suite, which combines access to HealthGrades quality ratings and The LeapFrog Group Patient Safety Survey information. (The Leapfrog Group, a consortium of more than 90 Fortune 500 companies and other large private and public healthcare purchasers, began a national effort in November 2000 to reward hospitals for advances in patient safety and to educate employees, retirees, and families about the importance of hospitals' efforts in this area. The Leapfrog Group's Survey assesses the extent to which urban, acute care hospitals in selected regions of the U.S. currently meet or are striving to implement three patient safety practices: Computer Physician Order Entry, Evidence-Based Hospital Referral and ICU Physician Staffing.) In addition, under the Ingenix/HealthGrades Quality Rating Suite, customers are offered project management, information technology, user support and communications services (for example, materials to inform users of the Ingenix/HealthGrades Quality Rating Suite and how to access the information). The Quality Rating Suite also includes the following features:

     - links to HealthGrades' Hospital Quality Guide from Ingenix' online physician and hospital directories;

     - risk severity adjusted mortality/complication rates by procedures/diagnoses;

     -    hospital comparison tools;

     -    search by geography, procedure/diagnoses and consumer preference;

     -    downloadable hospital quality reports;

     -    nursing home ratings;

     -    physician profiles and sanction information; and

     - additional customization (client designed user interface or additional data, such as state hospital data)

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

     We face competition with respect to our service offerings to employers, benefits consulting firms, payers, consumers and others from companies that provide online information and decision support tools regarding healthcare providers and physicians. There are several companies that currently offer online healthcare information and support tools such as Subimo and SelectQualityCare. We believe that the ability to provide accurate and comprehensive healthcare information in a manner that is cost-effective to the client is the principal factor that affects competition in this area.

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

     In January 2000, we changed our name to Healthgrades.com, Inc. In November 2000, we changed our name to Health Grades, Inc.

GOVERNMENT REGULATION

     The delivery of healthcare services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of healthcare services. The focus of Federal regulation of healthcare businesses and professionals is based primarily upon their participation in the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with Federal funds. State jurisdiction is based upon its financing of healthcare as well as the states' authority to regulate and protect the health and welfare of its citizens.

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

     To provide more direct guidance on the interpretation of the anti-fraud and abuse provisions, the Office of the Inspector General, or OIG, of the Centers for Medicare and Medicaid Services ("CMS") has developed regulations regarding what types of business arrangements are not to be considered violative of the law and to develop criteria to be applied to any new arrangement to determine whether it is acceptable under the law. The regulations feature certain "Safe Harbors" addressing activities that may be technically violative of the act, but are not to be considered as illegal when carried on in conformance with the proposed regulation. The OIG has also set forth specific procedures by which the Department of Health and Human Services, through the OIG, in consultation with the Department of Justice (DOJ), will issue advisory opinions to outside parties regarding the interpretation and applicability of anti-kickback and certain other statutes relating to Federal and State healthcare programs.

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

     There is a potential that our arrangements could be brought within the personal services and management agreement safe harbor that is provided by federal statute. The personal services and management agreement safe harbors provide that payments under such agreements will not constitute remuneration under the anti-kickback statute if the payments meet six criteria including that the payments are set forth is writing and fixed in advance, are consistent with fair market value and do not take into account the volume or value of any referrals or business generated between the parties. Unless an arrangement meets all of the terms of a safe harbor, the government could attempt to draw an inference that payments made constitute remuneration and that at least one purpose of the remuneration is to induce referrals. However, failure to meet the safe harbors does not render an arrangement unlawful. We believe that our operations comply with applicable legal regulatory requirements of the anti-kickback laws. However, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. It is possible that additional or changed laws, regulations or guidelines could be adopted in the future that could affect our business.

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

Healthcare Reform. The Medicare Prescription Drug and Modernization Act of 2003 contained no provisions which will have a major impact on our arrangements with providers. Legislation may be introduced and considered by Congress and state legislatures that is designed to change access to and payment for healthcare services in the United States. We can make no prediction as to whether additional healthcare reform legislation will be enacted or, if enacted, the effect that such legislation will have on us.

Privacy of Information and HIPAA

     Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patters when consumers access our databases that may reveal health related information or other private information about their user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other payers. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

     -    state privacy and confidentiality laws;

     - state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;

     -    Medicaid laws;

     - the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as described in detail below, and related rules proposed by the Health Care Financing Administration; and

     -    CMS standards for Internet transmission of health data

     Under HIPAA, Congress set national standards for the protection of health information. Under the law, and regulations known collectively as the Privacy Rule, covered entities must implement standards to protect and guard against the misuse of individually identifiable health information by the compliance deadline date of April 14, 2003. We believe that as of April 14, 2003, we have complied with the applicable standards. Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties.

     The Rule does not replace federal, state, or other law that grants individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.

     By law, the Privacy Rule applies only to covered entities - payers, healthcare clearinghouses, and certain healthcare providers. However, most healthcare providers and payers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy Rule allows covered providers and payers to disclose protected health information to these "business associates" if the covered entities obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged by the covered entity, will safeguard the information from misuse, and will help the covered entity comply with some of the covered entity's duties under the Privacy Rule. HealthGrades is not a covered entity, however, it may be asked to enter into business associate agreements with covered entities, which may restrict its ability to receive or utilize information from covered entities.

     Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its healthcare functions - not for the business associate's independent use or purposes, except as needed for the proper management and administration of the business associate.

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

     Laws and regulations have been adopted in the United States and throughout the world, and additional laws and regulations may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial e-mail, pricing and quality of products and services. This legislation could increase our cost of doing business and negatively affect our business. Moreover, it likely will take many years to determine the extent to which older laws and regulations governing issues like property ownership, libel, negligence taxes, and personal privacy are applicable to the Internet.

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

EMPLOYEES

     As of December 31, 2003 we had 56 employees, most of whom were located at our corporate offices in Denver, Colorado. Of these employees, 23 were engaged in sales and marketing, client consulting or client administrative support, 19 in product development (including information technology/web development) and 14 in general and administrative (including finance, accounting, IT infrastructure, etc.). We are not subject to any collective bargaining agreements.

                                  RISK FACTORS

                          Risks Related to Our Business

OUR HEALTHCARE INFORMATION BUSINESS HAS NOT BEEN PROFITABLE AND MAY NEVER BECOME PROFITABLE.

     We began developing our healthcare information business in 1998. For the year ended December 31, 2003, substantially all of our operations related to this business. Our loss from operations for the year ended December 31, 2003, was approximately $1.3 million. We may continue to incur operating losses as we fund operating and capital expenditures to expand our healthcare information database and website, market our healthcare information, develop new products, upgrade our technology and continue efforts to increase recognition of our brand name. Our business model assumes that consumers will be attracted to and use the healthcare ratings and profile information and related content available on our website, which will, in turn, enable us to license access to the information on our website to hospitals and other providers. In addition, our business model assumes that employers, payers, insurance plans, consumers and other potential customers will seek our healthcare information to help increase the quality and reduce the cost of healthcare. Our business model is not yet proven, and we cannot assure you that we will ever achieve or sustain profitability or that our operating losses will not increase in the future.

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

OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR HEALTHCARE INFORMATION.

     To provide our healthcare information, we must be able to receive comprehensive, reliable data. We currently obtain this data from a number of public and private sources. Currently, the information we utilize to compile our hospital report cards is acquired from CMS. For the year ended December 31, 2003, revenues derived from our DHP, SQI and QAI products accounted for approximately 83% of our total ratings and advisory revenue. These products are based exclusively on our hospital report cards. Moreover, some of our QRS modules, are based on information acquired from CMS. Our business could suffer if some of these sources were to begin charging for use or access to this data, or cease to make such information available, and suitable alternative sources are not identified on a timely basis. Moreover, our ability to attract and retain customers is dependent on the reliability of the information that we use and purchase. If our information is inaccurate or otherwise erroneous, our reputation and customer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we denied, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that determines to stop providing information, or which charges substantially more for such data, could hurt our business.

OUR PLAN FOR REVENUE GENERATION MAY NOT BE VIABLE.

     Our business plan contemplates that we will generate revenues from our healthcare information business principally by:

- licensing our data, Health Grades name and marks to highly-rated hospitals and other healthcare providers for use in connection with their marketing programs;

-    advising lower rated hospitals on improving their quality of care;

- providing employers, payers and others with information for use by employees or members in selecting providers and facilities available to employees or members;

- providing insurance underwriters, consumers and others with provider quality reports;

     However, we do not yet know whether we will be able to generate sufficient revenues from these activities to be profitable. Specifically, we have not yet generated substantial revenues from employers or payers, or from our quality reports. In addition, we do not know whether a significant number of employers or payers will view our rating and profile information as useful in connection with their operations or whether our quality reports will be accepted by their target markets. In addition, while we have entered into licensing agreements with a number of hospitals, the use of Internet information in conjunction with hospital and other provider marketing campaigns is a recently developed, unproven concept. We may not be able to expand or retain acceptance by hospitals and other providers.

FAILURE TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM BECOMING PROFITABLE

     We are currently in an expansion mode as a company to increase our sales efforts, attract new clients, maintain existing clients and develop new products. We anticipate continued expansion during 2004, particularly in our consulting area. To manage our growth, we must successfully attract qualified consulting personnel to serve our clients as well as appropriately leverage our consultants among our growing client base. Our existing operational plan may not be sufficient to support our growth.

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

     We have had disputes with certain physicians with respect to the accuracy of their data that is included in reports we sell to consumers and professionals. Continuing to improve the accuracy of our data by both internal process measures and obtaining data from various sources for comparative purposes will continue to be important for us.

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

IF WE DO NOT STRENGTHEN RECOGNITION OF OUR BRAND NAME, OUR ABILITY TO EXPAND OUR BUSINESS WILL BE IMPAIRED.

     To expand our audience of online users and increase our online traffic and increase interest in our other healthcare information services, we must strengthen recognition of our brand name. To be successful in this effort, consumers must perceive us as a trusted source of healthcare information; hospitals and other providers must perceive us as an effective marketing and sales channel for their services and products; and employees, payers, insurers, consumers and others must perceive us as a source of valuable information that can be used to enhance the quality and cost-effectiveness of healthcare. We may be required to increase substantially our marketing budget in our efforts to strengthen brand name recognition. Our business will suffer if our efforts are not productive.

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

     In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to a claim that we infringe upon the proprietary rights of others. Although we do not believe that we are infringing upon the rights of others, third parties may claim that we are doing so. The possibility of inadvertently infringing upon the proprietary rights of another is increased for businesses such as ours because there is significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as copyrights and other intellectual property rights. A claim of intellectual property infringement may cause us to incur significant expenses in defending against the claim. If we are not successful in defending against an infringement claim, we could be liable for substantial damages or may be prevented from offering some aspects of our services. We may be required to make royalty payments, which could be substantial, to a party claiming that we have infringed their rights. These events could damage our business.

WE MAY LOSE BUSINESS IF HOSPITALS AND OTHERS UTILIZE OUR NAME AND RATINGS WITHOUT OUR PERMISSION

     In order for a hospital to use our name and ratings information, we require them to enter into a marketing agreement with us. However, hospitals, the media and others may take the position that certain use of our ratings is "fair use" and not proprietary. We will need to continue to enforce the protection of our proprietary information and aggressively pursue hospitals and others that utilize our name and ratings information without our permission.

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

- companies and organizations providing or maintaining web search and retrieval services and other high-traffic websites; and

- publishers and distributors of traditional media, some of which have established or may establish websites

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

- subject us or our customers to legal fees and expenses and adverse publicity; or

- increase the costs of regulatory compliance and, if found by a court of competent jurisdiction to have engaged in improper practices, subject us or our customers to criminal or civil monetary fines or other penalties

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

     Criminal provisions prohibit the knowing filing of false claims or making false statements or causing false statements to be made by others, and civil provisions prohibit the filing of claims that one knows or should have known were false. Criminal penalties include fines and imprisonment. Civil penalties include fines of up to $10,000 per claim plus treble damages, for each filed claim. Although we are not filing claims ourself, liability under the statutes can extend to those who "cause claims to be presented." To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by the customers, we could be subject to false claims liability.

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

     Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other payers. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

-    state privacy and confidentiality laws;

- state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;

-    Medicaid laws;

- the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and

-    CMS standards for Internet transmission of health data

     Congress has been considering proposed legislation that would establish a new federal standard for protection and use of health information. While we are not gathering patient health information at this time, other third-party websites that consumers access through our website and employees, payers and other customers may not maintain systems to safeguard any health information they may be collecting. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of information. For example, we contract out the hosting of our website to a third party. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

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

OTHER RISKS

OUR OFFICERS AND DIRECTORS MAINTAIN SIGNIFICANT CONTROL OF HEALTH GRADES, INC.

     As of December 31, 2003, our current executive officers and directors and entities with which they are affiliated beneficially own approximately 33.2% of our outstanding common stock. In addition, Essex Woodlands Health Ventures Fund IV, L.P. holds approximately 38.4% of our outstanding common stock. If our officers, directors and Essex Woodlands act together, they will be able to control the management and affairs of Health Grades, Inc. and will have the ability to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us and may adversely affect the market price for our common stock.

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

Item 2. Properties

     We have a lease for our approximately 15,100 square foot headquarters facility in Lakewood, Colorado, which expires on February 15, 2005. Our annual lease payments for this facility are approximately $270,000.

Item 3. Legal Proceedings

     On or about October 10, 2002, Strategic Performance Fund - II ("SPF-II") commenced an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against us, alleging breach of two leases. These leases relate to two buildings in which one of our former affiliated practices, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") leased office space. Park Place ceased the payment of its rental obligations with respect to the two leases in May 2000, and subsequently filed a petition for bankruptcy, under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court, Southern District of Florida, Ft. Lauderdale Division. SPF-II sought damages against HealthGrades in the amount of approximately $4.7 million.

     The basis of the allegation against HealthGrades was that while under the corporate name of Specialty Care Network, Inc., we entered into an Assignment, Assumption and Release Agreement dated July 8, 1997, under which we assumed the obligations of Orthopaedic Management Services, Inc., as lessee, under its Lease Agreement with the owner and lessor, Park Place Orthopaedic Center II, Ltd. The agreement was executed in connection with our acquisition of most of the non-medical assets of the Park Place practice. On October 1, 1997, the owner of the leased property sold its interests in the leasehold estates to SPF-II, Inc. On June 10, 1999, we sold the assets of the Park Place practice, including the leasehold interests, back to Park Place and entered into an Absolute Assignment and Assumption Agreement with Park Place, under which Park Place agreed to indemnify us in connection with the leasehold obligations. In addition, we entered into an Indemnification Agreement with Park Place and its individual physician owners, under which the individual physician owners (severally up to their ownership interest in the practice) agreed to indemnify us in connection with the leasehold obligations. SPF-II claimed that, notwithstanding the assignment of our leasehold interests to Park Place, HealthGrades remained liable for all lessee obligations under the leases.

     We filed a response to the initial complaint instituted by SPF-II, denying all liability with respect to the subject leases. In addition, we filed a third-party complaint against the individual physician owners seeking indemnification from each of these individuals under the terms of the Indemnification Agreement. The physician owners filed a response to our complaint denying their liability under the Indemnification Agreement, and asserting several affirmative defenses, including, among others, our failure to mitigate damages, lack of consideration, our assertion of a premature claim as liability and damages had not been established by SPF-II, rejection of the leases by the bankruptcy court, and, in the case of one physician owner, a claim that an "agent" of ours (who was, in fact, an employee of Park Place both before and after our affiliation with the practice) fraudulently induced the purchase of the Park Place practice's assets from us. The physician owners also filed a motion to enjoin further prosecution of the action instituted against them by HealthGrades and Bank of America, the lender in connection with their repurchase of the assets of the Park Place practice, pending resolution of the bankruptcy proceeding.

     In November 2003, we executed a Settlement Agreement and Mutual Release (the "Settlement Agreement") with SPF-II and four of the physician owners. In consideration for the dismissal of all claims and mutual releases, HealthGrades paid approximately $441,000 into an escrow account to be released to SPF-II upon the occurrence, on or before September 25, 2004 of (i) the bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and (ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In addition, HealthGrades agreed to pay $50,000 to SPF-II on or before September 25, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company:

                    NAME                         AGE                   POSITION
Kerry R. Hicks..........................         44       President, Chief Executive Officer
David G. Hicks..........................         46       Executive Vice President-Information
                                                          Technology
Allen Dodge.............................         36       Senior Vice President-Finance, CFO &
                                                          Treasurer
Peter A. Fatianow.......................         40       Senior Vice President-Corporate Services
Sarah Loughran..........................         39       Senior Vice President-Provider Services
Michael D. Phillips.....................         46       Senior Vice President-Provider Sales
John R. Morrow..........................         44       Senior Vice President-Strategic Development

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

PETER A. FATIANOW has served us in several capacities since February 1999, including as our Senior Vice President - Corporate Services since March 2000.

SARAH LOUGHRAN has served us in several capacities since 1998, including as our Senior Vice President - Provider Services since December 2001.

MICHAEL D. PHILLIPS has served as Senior Vice President - Provider Sales since December 2001. He was our Vice President of Provider Sales from April 2000 until December 2001. Prior to joining HealthGrades, Mr. Phillips was Vice President of Sales at HCIA-Sachs (later named Solucient LLC) from January 1999 to February 2000 and Vice President of Sales for LBA Healthcare Management from October 1986 to December 1998.

JOHN R. MORROW has served as Senior Vice President - Strategic Development since February 2003. From June 2000 to January 2003, he was a self-employed consultant. From November 1999 to May 2000, Mr. Morrow served as Senior Vice President and Publisher for HCIA-Sachs LLC (later named Solucient LLC). From August 1998 to November 1999 Mr. Morrow served as Senior Vice President and Publisher for HCIA, Inc. During his term with HCIA and Solucient, Mr. Morrow was responsible for the Syndicated Products business units and 100 Top Hospitals Programs and Corporate Channel Relationships.

Kerry R. Hicks and David G. Hicks are brothers.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated as reported by the OTC Bulletin Board (OTCBB).

                                                              HIGH      LOW
                                                            --------   -----
Year Ended December 31, 2002
    First Quarter....................................        $  .17    $ .05
    Second Quarter ..................................           .10      .04
    Third Quarter....................................           .09      .05
    Fourth Quarter...................................           .10      .02

Year Ended December 31, 2003
    First Quarter....................................        $  .06    $ .03
    Second Quarter ..................................           .61      .04
    Third Quarter....................................           .45      .20
    Fourth Quarter...................................           .62      .25

We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data

Statement of Operations Data

                                                  YEAR ENDED      YEAR ENDED         YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                 DECEMBER 31,    DECEMBER 31,        DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                     2003            2002               2001             2000            1999
                                              ----------------  ----------------  ---------------- ----------------  -------------
Ratings and advisory revenue                     $ 8,803,929     $ 5,091,891         $ 3,088,451      $ 1,578,979     $   407,577
Physician practice service fees                           --         195,492             551,925        4,249,658      28,948,397
Loss from operations                              (1,275,850)     (1,770,555)         (7,620,773)      (7,355,737)     (2,599,167)
(Loss) income before cumulative effect of a
   change in accounting principle                 (1,283,687)       (562,482)         (7,367,243)      (7,544,746)        964,930

Net (loss) income                                $(1,283,687)    $(1,650,793)(1)     $(7,367,243)     $(7,544,746)    $   964,930
                                                 ===========     ===========         ===========      ===========     ===========
Net (loss) income per common share (basic)       $     (0.05)    $     (0.05)(1)     $     (0.30)     $     (0.39)    $      0.07
                                                 ===========     ===========         ===========      ===========     ===========
Weighted average number of common shares
      used in computation (basic)                 26,679,467      36,189,748          24,399,699       19,535,841      14,202,748
                                                 ===========     ===========         ===========      ===========     ===========
Net (loss) income per common share (diluted)     $     (0.05)    $     (0.05)(1)     $     (0.30)     $     (0.39)    $      0.07
                                                 ===========     ===========         ===========      ===========     ===========
Weighted average number of common
      shares and common share equivalents
      used in computation (diluted)               26,679,467      36,189,748          24,399,699       19,535,841      14,817,732
                                                 ===========     ===========         ===========      ===========     ===========

(1) - Net loss for the year ended December 31, 2002 includes an impairment charge of approximately $1.1 million related to a cumulative effect of a change in accounting principle due to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In addition, net loss also includes an income tax benefit of approximately $1.0 million related to the carryback of our 2001 tax loss.

Balance Sheet Data

                             DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001    DECEMBER 31, 2000    DECEMBER 31, 1999
                             -----------------    -----------------    -----------------    -----------------    -----------------
Working capital (deficit)      (1,820,137)              44,207               161,324             4,292,698            1,383,945
Total assets                    8,821,239            7,117,551             7,747,904            14,371,174           20,392,868
Total long-term debt                   --                   --                    --                    --            8,803,283
Total short-term debt                  --                   --                    --             1,559,213            7,702,005

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

In evaluating our financial results and financial condition, management has focused principally on the following:

- Revenue Growth - We believe this is the key factor affecting both our results of operations and our liquidity. In 2003, our increased revenues reflected our success in adding new hospital customers to our Distinguished Hospital (DHP), Strategic Quality Initiative (SQI), Quality Assessment and Improvement (QAI) programs and in retaining clients who enrolled in these programs in prior years. As our base of hospital clients grows, a principal goal will be to achieve a high rate of retention of our hospital clients. We retained agreements with 79% of the hospitals whose contracts had second or third year anniversary dates in 2003. In addition, 40% of hospitals where contracts expired during 2003 signed new agreements with us. We typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date) upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our liquidity could be adversely affected. Management is focused on increasing revenues in other areas of our business as well. We believe the principal risk we confront in this regard is that we may be unable to effect market penetration and growth in these other areas.

- Operating Expense Considerations - During 2003, we added personnel to provide client consulting and support for our DHP, SQI and QAI programs, as well as personnel in our information technology department who work on existing and future client services. We anticipate that we will continue to add client consultants, some information technology personnel and, possibly, additional administrative support personnel during 2004 as we continue to grow our revenue base. Moreover, we believe it is important to provide appropriate compensation and incentives to those employees who contribute to the further growth of our company. Cash bonuses of approximately $708,000 are reflected in the consolidated statement of operations for the year ended December 31, 2003. Approximately $400,000 of these bonuses were paid in January 2004. We anticipate that we will have a cash bonus program in 2004, the amount of which will be dependent upon our company performance. Management recognizes that any increases in expenses to accommodate such growth must be applied in a disciplined fashion so as to enable us to obtain meaningful benefits from the standpoint of our operations and cash flows.

- Liquidity - Although we continued to incur net losses in 2003, we have made meaningful advances in cash generation from operations. In 2003, we generated cash flow from operations of approximately $1,300,000. As noted above under "Revenue Growth" we typically receive payment in advance for the annual term of our agreements. As a result of sales efforts during 2003, advance payments received for the annual terms of most of our agreements contributed substantially to our cash flow. Although we generated $1,300,000 in cash flow from operations, our working capital declined from approximately $44,000 at December 31, 2002 to a working capital deficit of approximately $1,800,000 at December 31, 2003. However, we believe that the components of our working capital deficit reflect the growth of our business, rather than a short-term liquidity constraint. In this regard, approximately 79% of our current liabilities as of December 31, 2003 consist of deferred income, which reflects advance payments under contracts relating to our DHP, SQI and QAI programs. These amounts will be amortized into revenues over the terms of the contracts.

     As more fully described in Note 7 to our consolidated financial statements included in this report, in October 2003 we repaid the remaining balance due under our term loan with Silicon Valley Bank, and in November 2003 we agreed to pay approximately $491,000 to settle our lawsuit with SPF-II as further described in Note 13 to our consolidated financial statements. In December 2003, $441,000 of this amount was paid into escrow and was removed from our consolidated balance sheet. The remaining $50,000 has been recorded as an accrued expense in our consolidated balance sheet and will be paid on or before September 30, 2004 assuming that, as we anticipate, the conditions to such payment are satisfied. The entire $491,000 was recorded as an expense in our consolidated statement of operations for the year ended December 31, 2003.

     We believe our cash resources are sufficient to support ongoing operations for the next twelve months. Nevertheless, we confront the risk that our inability to generate revenues as expected could compel us to seek additional financing.

Critical Accounting Estimates

     In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements, namely those relating to our goodwill impairment assessment. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has discussed the application of these estimates with our Audit Committee.

Goodwill Impairment

     Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142), requires companies to perform an annual test of goodwill for impairment. SFAS 142 also states that if a valuation technique is used that considers multiple sources of information, such as an average of the quoted market prices of the reporting unit over a specific time period and the results of a present value technique, the company should apply that technique consistently period to period (i.e., in the required annual impairment analysis in subsequent years).

     Consistent with the techniques used in prior impairment tests, for our 2003 annual impairment test, we applied an approach that provided equal weight to market capitalization (adjusted to reflect a 20% "control premium") and a probability-weighted average of future cash flows. As the majority of our outstanding shares are owned by management and a venture capitalist investor, we believe a premium to market of 20% is reasonable to give effect to additional benefits a purchaser would derive from control of HealthGrades. However, we reduced this premium from the 30% used in prior tests due to our purchase of 12,004,333 shares in 2003 from another venture capital investor.

     Consistent with the methodology we used in prior years, we developed a range of possible cash flows and derived a probability-weighted average of the range of possible amounts to determine the expected cash flow over a five-year period. In connection with our utilization of the expected future cash flow approach for our present value measurements, we believe that the appropriate discount rate to utilize for application to future cash flow estimates is the risk-free rate of interest over the time period of the expected cash flows (or five years in our case). This is due to the fact that in our expected cash flows, we have already built in our assumptions concerning the uncertainty of cash flows. Therefore, we believe these risk assumptions should not be taken into account again in determining our discount rate.

     The annual impairment tests performed during the fourth quarters of 2003 and 2002 resulted in no additional impairment to our goodwill balance. In accordance with the requirements of FAS 142, we will perform the annual impairment test in the fourth quarter of each year or, if indicators of impairment arise at an interim date, earlier in the year. Any impairment identified during the annual impairment tests will be recorded as an operating expense in our consolidated statement of operations. We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and, if necessary, interim tests.

Evolving Accounting Guidance Regarding Revenue Recognition

     Guidance on revenue recognition has and continues to evolve. In order to assist readers of our financial statements to better understand our results of operations, we have set forth below an explanation of how we record revenues for our most significant revenue sources.

     We currently derive our ratings and advisory revenue principally from annual fees paid by hospitals that participate in our Strategic Quality Initiative (SQI), Distinguished Hospital (DHP) and Quality Assessment and Improvement (QAI) programs. The SQI program provides business development tools to hospitals that are highly rated on our website. Under our SQI program, we license to hospital customers the use of the HealthGrades name and our "report card" ratings. The license may be in a single area (for example, Cardiac) or multiple areas (for example, Cardiac, Neurosciences and Orthopedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our in-house healthcare consultants. Another key feature of the SQI program is a detailed comparison of the data underlying a hospital's rating to local and national benchmarks. Similar to our SQI program, our DHP program provides Distinguished Hospital Awards (DHA) winners with the opportunity to enter into a licensing agreement with us so that they can enhance their marketing efforts by publicizing this award. Our QAI program is principally designed to help a hospital measure and improve the quality of its care in particular areas where it has lower ratings. Using our database and focusing on a particular hospital's information and ratings, we can help identify areas to improve quality and measure how well the hospital performs relative to national and regional best practices.

     We recognize revenue related to our SQI and DHP arrangements in a straight-line manner over the term of the agreement. We follow this method because the primary deliverables under the agreement are the license to utilize our ratings and consulting services over the contract term. We typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date) upon contract execution. We record the cash payment as deferred revenue that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner.

     In November 2002, the Emerging Issues Task Force (EITF) reached a final consensus regarding EITF 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, subject to different reporting guidance if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

     During the quarter ended March 31, 2003, we completed our analysis of EITF 00-21. We examined our QAI - Phase I contracts (formerly known as Ratings Quality Analysis or "RQA"), QAI - Phase II contracts (formerly known as Quality Assessment and Improvement or "QAI") and SQI contracts to determine if the adoption of EITF 00-21 would have any impact on our revenue recognition policies. As our QAI - Phase I contracts consist of a single deliverable (as defined by EITF 00-21), namely a comprehensive quality analysis, no change was required with respect to our policy of recognizing revenue under these arrangements at the point in time that the services are delivered. In addition, as our QAI - Phase II contracts consist of consulting services provided over the term of the contract, (typically on a quarterly basis), we determined that no change was required with respect to our policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

     Our SQI and DHP contracts contain both an analysis of quality outcomes data as well as a license to utilize our name and certain ratings information for an annual period. Based upon our analysis, we concluded that there was not reliable and verifiable evidence of fair value with which to allocate, between the two deliverables, the consideration received. Moreover, one of the primary deliverables under these agreements is the license to utilize our name and certain ratings information for an annual term. In this regard, although we do sell an analysis of quality outcomes data separately via our QAI - Phase I contracts, these contracts are generally sold to clients that have lower quality ratings (as rated by us) and thus may be deemed to have a more significant value than the quality analysis imbedded within our SQI contracts. Furthermore, some of our SQI clients never choose to receive the quality outcomes analysis included within our SQI contracts. Based upon these factors, we concluded that no change is required with respect to our policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

     Were we to recognize revenue for the quality outcomes data analysis in the period in which the services were delivered, the amount of revenues reported in any particular period would increase or decrease, depending on the timing of the provision of these services

CONSOLIDATED STATEMENT OF OPERATIONS PRESENTATION

     During 2002, we revised the presentation of our statement of operations by making certain modifications to the classification of expenses. These reclassifications have been made to all periods presented in this report. The primary changes made were to add line items for cost of ratings and advisory revenue and cost of physician practice management revenue, as well as to make certain reclassifications from general and administrative expenses to both sales and marketing and product development.

DILUTED EARNINGS PER SHARE

For each of the three years in the period ending December 31, 2003, our basic and fully diluted earnings per share were based upon the same number of common shares outstanding, with no effect given to outstanding options or warrants as such securities would have had an antidilutive effect based on our net losses in these years. However, as of December 31, 2003, options to purchase approximately
9.8 million shares of our common stock and warrants to purchase approximately
2.2 million shares of our common stock are currently outstanding. Exercise prices for these stock options and warrants range from $0.04 to $11.75, as more fully described in notes 6, 8 and 9 to our consolidated financial statements.

REVENUE AND EXPENSE COMPONENTS

The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.

Ratings and advisory revenue. We currently operate in one business segment. We provide proprietary, objective healthcare provider ratings and advisory services to our clients. We generate revenue by providing our clients with targeted solutions that enable them to measure, assess, enhance and market healthcare quality. Our target clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

Physician practice service fees. Physician practice service fees include services fees and other revenue derived from our physician practice management business. Our last contract to provide management services expired in September 2002. We no longer provide physician practice management services.

Cost of ratings and advisory revenue. Cost of ratings and advisory revenue consists primarily of the costs associated with the delivery of services related to our SQI, DHP and QAI programs, as well as the costs incurred to acquire the data utilized in connection with these and other services. The cost of delivery of services relates primarily to the client consultants and support staff that provide our services.

Cost of physician practice management revenue. In 2001 and 2002, cost of physician practice management revenue primarily consisted of consulting costs related to the delivery of limited services to physician practices under agreements that expired at various times through September 2002.

Sales and marketing costs. Sales and marketing costs include salaries, wages and commission expenses related to our sales efforts, as well as other direct sales and marketing costs. For our SQI, DHP and QAI agreements, we pay our sales personnel commissions as we receive payment from our hospital clients. We typically receive a non-refundable payment for the first year (and subsequent years on each anniversary date) of the three-year contract term. In addition, we record the commission expense in the period it is earned, which is typically upon contract execution for the first year of the agreement and on each anniversary date for clients that do not cancel in the second or third year of the contract term. We record the commission expense in this manner because once a contract is signed, the salesperson has no remaining obligations to perform in order to earn the commission.

Product development costs. We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred.

General and administrative expenses. General and administrative expenses consist primarily of salaries, employee benefits and other expenses for employees that support the company infrastructure such as finance and accounting personnel, certain information technology employees and some of our support staff, facility costs, professional fees and insurance costs.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUE:

Ratings and advisory revenue

     Ratings and advisory revenue was approximately $8.8 million for the year ended December 31, 2003, an increase of approximately $3.7 million or 73% from the year ended December 31, 2002. This increase reflects strong sales of our DHP and SQI programs during 2003. The revenue growth reflects both new clients as well as the sale of additional services (upsells) to current clients. Of the total amount of additional business added during 2003 for the DHP, SQI and QAI products, approximately 70% reflected sales to new clients and approximately 30% related to sales of additional services to our existing clients. Our retention of existing clients also contributed to our increased revenues. For our DHP, SQI and QAI agreements that had second or third year anniversary dates during 2003, we retained approximately 79% of these clients. Also contributing to our revenue growth in 2003 was our sale of Healthcare Quality Reports. We began selling these reports at the end of 2002.

     For the year ended December 31, 2003, approximately 72% of our ratings and advisory revenue was derived from our DHP and SQI programs. For the same period of 2002, approximately 79% of our ratings and advisory revenue was derived from our SQI programs. We had no DHP sales in 2002 as the program did not begin until early 2003. Sales of our Quality Ratings Suite, Healthcare Quality Reports for Consumers and Healthcare Quality Reports for Professionals accounted for approximately 14% of revenues during 2003, compared to approximately 8% for the same period of 2002. In addition, approximately 11% of our ratings and advisory revenue for the year ended December 31, 2003 was derived from our QAI services, compared to 10% for the same period in 2002.

Cost of ratings and advisory revenue

     For the year ended December 31, 2003, cost of ratings and advisory revenue was approximately $2.0 million, or approximately 22% of ratings and advisory revenue, compared to $1.5 million, or 29% of revenue for the same period of 2002. The decrease is primarily due to a reduction in costs to acquire data. During 2002, we renegotiated a data purchase agreement with a vendor, which substantially reduced our cost to acquire certain physician data. In addition, during 2003, as described above, we had strong sales of our DHP and SQI programs. These programs do not have significant cost of sales as they are primarily licensing and marketing arrangements. The costs incurred related to these programs principally relate to the sales efforts, which are included in sales and marketing.

Sales and marketing costs

     Sales and marketing costs increased from approximately $2.1 million for the year ended December 31, 2002 to $3.4 million for the year ended December 31, 2003, an increase of approximately 62%. As a percentage of ratings and advisory revenue, sales and marketing costs decreased from approximately 41% for the year ended December 31, 2002 to 38% for the same period of 2003. Sales and marketing costs as a percentage of ratings and advisory revenue has decreased over the prior year due to an increase in retained clients. We pay a lower percentage of contract payments as commissions to our sales group upon the retention of contracts (i.e., non-cancellation of contracts on their anniversary date and signing of new contracts at the end of their term) than we pay with respect to new contracts. Therefore, as our business expands, we anticipate that the overall commission cost as a percentage of ratings and advisory revenue will decline.

General and administrative expenses

     For the year ended December 31, 2003, general and administrative expenses were approximately $2.8 million, an increase of approximately $712,000 or 34% over general and administrative expenses of approximately $2.1 million for the same period of 2002. The increase relates to legal fees incurred during 2003 due to the SPF-II litigation described in Note 13 to our consolidated financial statements included in this report. General and administrative expenses do not include the amount we agreed to pay to settle this litigation, which is reported in the litigation settlement line item. Also contributing to the increase in general and administrative expenses were 2003 cash bonuses.

Interest expense

     For the year ended December 31, 2003, we incurred interest expense of approximately $15,000 with respect to interest paid on a loan payable of $500,000 that was outstanding for part of 2003. This note was completely repaid in 2003.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUE:

Ratings and advisory revenue

     Ratings and advisory revenue was approximately $5.1 million for the year ended December 31, 2002; an increase of approximately $2.0 million or 65% from the year ended December 31, 2001. This increase reflects our continued addition of new customers while maintaining a high renewal rate with respect to current customers. In 2002, approximately 79% of our ratings and advisory revenue was derived from our strategic quality initiative (SQI) services. Approximately 10% of our ratings and advisory revenue was derived from our quality assessment and improvement (QAI) services.

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

General and administrative

     For the year ended December 31, 2002, general and administrative expenses were approximately $2.1 million, compared to approximately $3.7 million for the same period of 2001. Contributing to this 42% decrease was a significant reduction in salaries and wages expenses in 2001, due to certain voluntary and involuntary employee reductions during 2001. Professional fees also decreased substantially as a result of cost reductions in areas such as consulting, legal and investor relations. During the second quarter of 2001, we also incurred a non-recurring financing fee of approximately $162,000. Finally, we decreased costs in several additional areas as a result of a cost reduction effort initiated during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had a working capital deficit of approximately $1,820,000, a decrease of $1,864,000 from working capital of approximately $44,000 as of December 31, 2002. For the year ended December 31, 2003, cash flow provided by operations was approximately $1,333,000, compared to $444,000 provided by operations for the same period of 2002. Included in cash flow provided by operations for the year ended December 31, 2002 was an income tax refund of approximately $1,000,000 related to the carryback of our 2001 tax loss to reduce taxable income in 1997 made possible by the JCWA Act of 2002. This apparent disparity between the decline in our working capital and increase in cash flow provided by operations is due to an increase in deferred income of approximately $2,534,000 (partially offset by an increase in accounts receivable of approximately $1,013,000), reflecting increased contractual payments that we received but will be recognized as revenue on a straight-line basis over the term of the contract. The payments we received significantly offset the effect of our operating loss on our cash balance. Also contributing to our decrease in working capital, is our repurchase from our former largest stockholder, in March 2003, of 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock for a total purchase price of $500,000 and our payment of $441,000 into an escrow account in connection with the settlement of our lawsuit with SPF-II. These matters are described in more detail in Notes 6 and 7 to our consolidated financial statements. Although we initially financed the share purchase with the proceeds of a $500,000 term loan, we repaid the loan during 2003.

We have a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of December 31, 2003, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75% and are secured by substantially all of our assets. In February 2004, we negotiated an extension of the maturity date of the Agreement from February 20, 2004 to February 20, 2005. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due on February 20, 2005. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of December 31, 2003, we were in compliance with these covenants.

The following table sets forth our contractual obligations as of December 31, 2003:

                                      -------------------------------------------------------------------
                                                            Payments Due by Period
                                      -------------------------------------------------------------------
                                                   Less than 1                                More then 5
                                       Total          year       1-3 years     3-5 years        years
                                      -------      -----------   ---------     ---------      -----------
Contractual Obligations
Operating Lease Obligations           364,966        274,757      84,842         5,367            --
                                      -------        -------      ------         -----        ------
Total                                 364,966        274,757      84,842         5,367            --
                                      =======        =======      ======         =====        ======

Operating lease obligations relate principally to our office space lease. In addition to these obligations, we anticipate incurring certain capital expenditures during 2004 primarily to upgrade certain information technology hardware and software. We expect that total capital expenditures in 2004 will be less than $200,000.

In February 2004, we added approximately 2,900 square feet of office space to our existing lease of 12,200 square feet. Total annual lease costs are now approximately $270,000. The lease expires in February 2005. We anticipate that we will begin negotiations in the summer or fall of 2004 on a multi-year extension to our current lease.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, as noted above upon execution of our SQI, DHP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us on each annual anniversary date) upon contract execution. We record the cash payment as deferred revenue, which is a current liability on our consolidated balance sheet, that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. For the reasons described above, a significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.

RECENT ACCOUNTING PRONOUNCEMENTS

Variable interest entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE's that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Company is not the primary beneficiary of any SPEs at December 31, 2003. The Company will adopt FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 did not result in the consolidation of any VIEs, nor is the adoption of FIN 46(R) expected to result in the consolidation of any VIEs. The Company does not anticipate that the adoption of FIN 46(R) will have any impact on its financial statements.

Financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The guidance in Statement 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In November 2003, the FASB deferred for an indefinite period the application of the guidance in Statement 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under Statement 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe it has any involvement with such entities as of December 31, 2003 or with any other entities as a result of FIN 46 (as described above).

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of December 31, 2003, our investment in this fund amounted to approximately $3.2 million. This amount is included within the cash and cash equivalent line item of our balance sheet and consists of investments in highly liquid U.S. treasury securities with maturities of 90 days or less. For the year ended December 31, 2003, interest earned on this balance was approximately $7,400. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

Item 8. Financial Statements and Supplementary Data

See pages 40-61 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

This information (other than the information relating to executive officers included in Part I) will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report

Item 11. Executive Compensation

This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information, as of December 31, 2003, regarding securities issuable under our stock based compensation plans.

                                                                                                Number of securities
                                                                                                 remaining available
                                                                                                 for future issuance
                                 Number of securities                                               under equity
                                   to be issued upon              Weighted-average               compensation plans
                                      exercise of                exercise price of              (excluding securities
                                 outstanding options,           outstanding options,             reflected in column
                                  warrants and rights           warrants and rights                     (a))
Plan category                             (a)                           (b)                              (c)
--------------------             --------------------           --------------------            -----------------------
Equity compensation
plans approved
by security holders                   9,831,408                        $0.31                          2,794,684

Equity compensation
plans not approved
by security holders                      20,000(1)                     $2.00                                N/A

Total                                 9,851,408                                                       2,794,684

(1) - Represents warrants issued to a company with respect to certain financial advisory services provided to us.

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

Item 14. Principal Accountant Fees and Services

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

EXHIBIT
NUMBER                              DESCRIPTION
 3.1           Form of Amended and Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3.1 to our Annual Report on
               Form 10-K for the year ended December 31, 2001.)

 3.2           Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 to our Annual Report on Form 10-K for the year ended December
               31, 2001.)

10.1* 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.1         Loan and Security Agreement dated May 10, 2002 by and between
               Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net,
               Inc., and Silicon Valley Bank (incorporated by reference to
               Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.2.2         Loan Modification Agreement dated March 11, 2003 by and between
               Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.3           Stock and Warrant Repurchase Agreement dated March 11, 2003
               (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.4* Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form
               S-1 (File No. 333-17627))

10.5.1*        Employment Agreement between Specialty Care Network, Inc. and
               David Hicks, dated March 1, 1996 (incorporated by reference to
               Exhibit 10.8 to our Registration Statement of Form S-1 (File No.
               333-17627))

10.5.2*        Amendment to Employment Agreement between Specialty Care Network,
               Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

23.1           Consent of Grant Thornton LLP

23.2           Consent of Ernst & Young LLP

31.1           Certification of the Chief Executive Officer pursuant to Rule
               15d-14(a) under the Securities Exchange Act.

31.2           Certification of the Chief Financial Officer pursuant to Rule
               15d-14(a) under the Securities Exchange Act.

32.1           Certification of the Chief Executive Officer pursuant to Rule
               15d-14(b) under the Securities Exchange Act.

32.2           Certification of the Chief Financial Officer pursuant to Rule
               15d-14(b) under the Securities Exchange Act.

* - Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

(b) Reports on Form 8-K

During the quarter ended December 31, 2003, we furnished a report on Form 8-K. The report, filed on November 19, 2003, and dated November 13, 2003, provided information responsive to Item 12 in connection with our press release related to our results of operations for the quarter ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HEALTH GRADES, INC.

Date: March 30, 2004

                                                        /s/ KERRY R. HICKS
                                                        -----------------------
                                                        Kerry R. Hicks
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            NAME                            TITLE                     DATE
----------------------------     -----------------------------  --------------
/s/ KERRY R. HICKS               Chief Executive Officer        March 30, 2004
----------------------------     (Principal Executive Officer)
Kerry R. Hicks

/s/ ALLEN DODGE                  Chief Financial Officer        March 30, 2004
----------------------------     (Principal Financial and
Allen Dodge                      Accounting Officer)

/s/ PETER H. CHEESBROUGH         Director                       March 30, 2004
----------------------------
Peter H. Cheesbrough

/s/ LESLIE S. MATTHEWS, M.D.     Director                       March 30, 2004
----------------------------
Leslie S. Matthews, M.D.

/s/ J.D. KLEINKE                 Director                       March 30, 2004
----------------------------
J.D. Kleinke

/s/ JOHN QUATTRONE               Director                       March 30, 2004
----------------------------
John Quattrone

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                         WITH REPORTS FILED PURSUANT TO
                           SECTION 15(d) OF THE ACT BY
                      REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No annual report covering the Registrant's last fiscal year and no proxy statement, form of proxy or other soliciting material relating to the Registrant's 2004 annual meeting of stockholders has been sent to the Registrant's stockholders. The Registrant intends to send a report to stockholders for the period covered by this report and a proxy statement and proxy with respect to the Registrant's next annual meeting of stockholders. The Registrant will furnish copies of such material when such material is sent to its stockholders. Such material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                          INDEX TO FINANCIAL STATEMENTS

HEALTH GRADES, INC. AND SUBSIDIARIES:
    Reports of Independent Auditors..................   37
    Consolidated Balance Sheets......................   39
    Consolidated Statements of Operations............   40
    Consolidated Statements of Stockholders' Equity .   41
    Consolidated Statements of Cash Flows............   42
    Notes to Consolidated Financial Statements.......   43

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders of Health Grades, Inc.

We have audited the accompanying consolidated balance sheets of Health Grades, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Grades, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002.

We have also audited Schedule II for the years ended December 31, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information therein.

                                                       /s/ GRANT THORNTON LLP
                                                       -------------------------
                                                           Grant Thornton LLP

Denver, Colorado
February 4, 2004

                         Report of Independent Auditors

Board of Directors and Stockholders of Health Grades, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Health Grades, Inc. and subsidiaries (collectively the "Company") for the year ended December 31, 2001. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2001. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholders' equity, and cash flows of the Company for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                        /s/ ERNST & YOUNG LLP
                                                        ------------------------
                                                            Ernst & Young LLP

Denver, Colorado
February 8, 2002

                      Health Grades, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                     DECEMBER 31
                                                                2003            2002
                                                           -------------    -------------
ASSETS
Cash and cash equivalents                                  $   3,559,125    $   2,947,047
Accounts receivable, net                                       1,688,336          675,514
Prepaid expenses and other                                       230,840          284,898
                                                           -------------    -------------
Total current assets                                           5,478,301        3,907,459
Property and equipment, net                                      236,757          103,911
Goodwill, net                                                  3,106,181        3,106,181
                                                           -------------    -------------
Total assets                                               $   8,821,239    $   7,117,551
                                                           =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                           $     116,117    $      23,332
Accrued payroll, incentive compensation and related
   expenses                                                    1,148,161          396,774
Accrued expenses                                                 175,380          114,798
Deferred income                                                5,785,437        3,251,625
Income taxes payable                                              73,343           76,723
                                                           -------------    -------------
Total current liabilities                                      7,298,438        3,863,252
Long-term liabilities                                                 --               --
                                                           -------------    -------------
Total liabilities                                              7,298,438        3,863,252
Commitments and contingencies                                         --               --
Stockholders' equity:
   Preferred stock, $0.001 par value, 2,000,000
     shares authorized, no shares issued or outstanding               --               --
   Common stock, $0.001 par value, 100,000,000 shares
     authorized, and 44,052,153 and 43,965,706 shares
     issued in 2003 and 2002, respectively                        44,052           43,966
   Additional paid-in capital                                 89,814,939       89,762,836
   Accumulated deficit                                       (74,568,610)     (73,284,923)
   Treasury stock, 19,563,390 and 7,559,057 shares in
     2003 and 2002, respectively                             (13,767,580)     (13,267,580)
                                                           -------------    -------------
Total stockholders' equity                                     1,522,801        3,254,299
                                                           -------------    -------------
Total liabilities and stockholders' equity                 $   8,821,239    $   7,117,551
                                                           =============    =============

See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                            Years ended December 31,

                                                       2003         2002          2001
                                                    -----------  -----------  ------------
Revenue:
   Ratings and advisory revenue                     $ 8,803,929  $ 5,091,891  $  3,088,451
   Physician practice service fees                           --      195,492       551,925
   Other                                                  1,551       20,000         4,490
                                                    -----------  -----------  ------------
                                                      8,805,480    5,307,383     3,644,866
                                                    -----------  -----------  ------------

Expenses:
   Cost of ratings and advisory revenue               1,963,949    1,468,097     1,307,925
   Cost of physician practice management revenue             --       91,051       757,896
                                                    -----------  -----------  ------------
Gross margin                                          6,841,531    3,748,235     1,579,045
Operating expenses:
   Sales and marketing                                3,357,874    2,074,425     3,227,598
   Product development                                1,433,965    1,321,511     1,478,071
   Litigation settlement                                491,000           --            --
   General and administrative                         2,834,542    2,122,854     3,655,250
   Amortization of goodwill                                  --           --       838,899
                                                    -----------  -----------  ------------
Loss from operations                                 (1,275,850)  (1,770,555)   (7,620,773)

Other:
   Gain on sale of assets and other                          75      147,768       191,915
   Interest income                                        7,393       14,009        90,409
   Interest expense                                     (15,305)          --       (28,794)
                                                    -----------  -----------  ------------
Loss before income taxes and cumulative
   effect of a change in accounting principle        (1,283,687)  (1,608,778)   (7,367,243)
Income tax benefit                                           --    1,046,296            --
                                                    -----------  -----------  ------------
Loss before cumulative effect of a change in
   accounting principle                              (1,283,687)    (562,482)   (7,367,243)
Cumulative effect of a change in accounting
   principle                                                 --   (1,088,311)           --
                                                    -----------  -----------  ------------
Net loss                                            $(1,283,687) $(1,650,793) $ (7,367,243)
                                                    ===========  ===========  ============
Net loss per common share (basic and diluted)
   Loss before cumulative effect of a change
     in accounting principle                        $     (0.05) $     (0.02) $      (0.30)
                                                    -----------  -----------  ------------
   Cumulative effect of a change in
     accounting principle                                    --        (0.03)           --
                                                    -----------  -----------  ------------
   Net loss per common share                              (0.05)       (0.05)        (0.30)
                                                    ===========  ===========  ============
Weighted average number of common shares
   used in computation (basic and diluted)           26,679,467   36,189,748    24,399,699
                                                    ===========  ===========  ============

See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                 Consolidated Statements of Stockholders' Equity
                                   Years ended
                        December 31, 2003, 2002 and 2001

                                                  COMMON STOCK                       STOCK
                                                $0.001 PAR VALUE      ADDITIONAL    PURCHASE
                                            -----------------------    PAID-IN       PLAN
                                              SHARES        AMOUNT     CAPITAL     RECEIVABLE
                                            ----------    ---------  ------------  ----------
Balance at January 1, 2001                  28,817,400    $  28,817  $ 87,381,917  $      --
Exercise of employee stock options              15,000           16         8,423         --
250,000 shares acquired as treasury stock           --           --          --           --
Retainer warrants - SmallCaps Online                --           --        10,800         --
Non-cash financing fee                              --           --       161,731         --
Common stock issued                         13,333,333       13,333     1,986,667         --
Net loss                                            --           --            --         --
                                            ----------    ---------  ------------  ---------
Balance at December 31, 2001                42,165,733       42,166    89,549,538         --
                                            ----------    ---------  ------------  ---------
Common stock issued                          1,799,973        1,800       213,298   (215,098)
Payments made under stock purchase plan             --           --            --    215,098
Net loss                                            --           --            --         --
                                            ----------    ---------  ------------  ---------
Balance at December 31, 2002                43,965,706       43,966    89,762,836         --
                                            ----------    ---------  ------------  ---------
12,004,333 shares acquired as treasury
   stock                                            --           --            --         --
Option grants to consultant                         --           --        42,499         --
Stock option exercise                           86,447           86         9,604         --
Net loss                                            --           --            --         --
                                            ----------    ---------  ------------  ---------
Balance at December 31, 2003                44,052,153    $  44,052  $ 89,814,939  $      --
                                            ==========    =========  ============  =========

                                                ACCUMULATED        TREASURY
                                                  DEFICIT           STOCK            TOTAL
                                              ----------------   ------------     ------------
Balance at January 1, 2001                    $   (64,266,887)   $(13,080,080)    $ 10,063,767
Exercise of employee stock options                         --              --            8,439
250,000 shares acquired as treasury stock                  --        (187,500)        (187,500)
Retainer warrants - SmallCaps Online                       --              --           10,800
Non-cash financing fee                                     --              --          161,731
Common stock issued                                        --              --        2,000,000
Net loss                                           (7,367,243)             --       (7,367,243)
                                              ---------------    ------------     ------------
Balance at December 31, 2001                      (71,634,130)    (13,267,580)       4,689,994
                                              ---------------    ------------     ------------
Common stock issued                                        --              --               --
Payments made under stock purchase plan                    --              --          215,098
Net loss                                           (1,650,793)             --       (1,650,793)
                                              ---------------    ------------     ------------
Balance at December 31, 2002                      (73,284,923)    (13,267,580)       3,254,299
                                              ---------------    ------------     ------------
12,004,333 shares acquired as treasury
   stock                                                   --       (500,000)         (500,000)
Option grants to consultant                                --              --           42,499
Stock option exercise                                      --              --            9,690
Net loss                                           (1,283,687)             --       (1,283,687)
                                              ---------------    ------------     ------------
Balance at December 31, 2003                  $   (74,568,610)   $(13,767,580)    $  1,522,801
                                              ===============    ============     ============

See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                            Years ended December 31,

                                                                  2003             2002            2001
                                                              ------------     ------------     ------------
OPERATING ACTIVITIES
Net loss                                                      $(1,283,687)     $(1,650,793)     $(7,367,243)
Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Cumulative effect of a change in accounting principle              --        1,088,311               --
     Non-cash consulting expense related to
       non-employee stock options                                  42,499               --               --
     Retainer warrants                                                 --               --           10,800
     Depreciation expense                                          98,006          249,802          526,111
     Amortization expense                                              --               --          838,899
    Bad debt expense                                               11,667            6,500           59,014
    Non-cash financing fee                                             --               --          161,731
    (Gain) loss on sale of assets and other                           (75)             446         (191,915)
    Changes in operating assets and liabilities:
         Accounts receivable, net                              (1,024,489)          96,356           (9,690)
         Due from affiliated practices in litigation                   --               --        1,944,919
         Prepaid expenses and other assets                         54,058         (152,317)          73,836
         Prepaid and recoverable income taxes                      (3,380)            (207)           1,930
         Accounts payable and accrued expenses                    153,367         (142,185)        (232,661)
         Accrued payroll, incentive compensation
           and related expenses                                   751,387         (167,716)        (219,819)
         Deferred income                                        2,533,812        1,115,450          778,145
                                                              -----------        ---------     ------------
Net cash provided by (used in) operating activities             1,333,165          443,647       (3,625,943)

INVESTING ACTIVITIES
Purchases of property and equipment                              (230,852)         (19,981)         (14,746)
Increase in other assets                                               --               --           64,747
Sale of property, plant and equipment                                  75               --               --
                                                              -----------        ---------     ------------
Net cash (used in) provided by  investing activities             (230,777)         (19,981)          50,001

FINANCING ACTIVITIES
Proceeds from stock purchases                                          --          215,098               --
Net proceeds from equity financing                                     --               --        2,000,000
Principal repayments on note payable                             (500,000)              --       (1,369,767)
Purchases of treasury stock                                      (500,000)              --         (187,500)
Exercise of employee stock options                                  9,690               --            8,439
Repayments of notes receivable                                         --           12,726          622,459
Proceeds from note payable                                        500,000               --               --
                                                              -----------        ---------     ------------
Net cash (used in) provided by financing activities              (490,310)         227,824        1,073,631
                                                              -----------        ---------     ------------
Net increase (decrease) in cash and
   cash equivalents                                               612,078          651,490       (2,502,311)
Cash and cash equivalents at beginning of period                2,947,047        2,295,557        4,797,868
                                                              ===========      ===========      ===========
Cash and cash equivalents at end of period                    $ 3,559,125      $ 2,947,047      $ 2,295,557
                                                              ===========      ===========      ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid                                                 $    15,305      $        --      $    38,467
                                                              ===========      ===========      ===========
Income taxes paid (received)                                  $     3,380      $(1,046,089)     $    (1,930)
                                                              ===========      ===========      ===========

See accompanying notes to consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 2003 and 2002

1. DESCRIPTION OF BUSINESS

Health Grades, Inc. ("HealthGrades") provides proprietary, objective healthcare provider ratings and advisory services. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

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

We also provide basic and expanded profile information on a variety of providers and facilities. We make this information available to consumers, employers, benefits consulting firms and payers to assist them in selecting healthcare providers. For certain providers, the basic profile information is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to hospitals, nursing homes and physicians. These reports provide more detailed information than is available free of charge on our website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional (for example, medical professional underwriter).

We provide online integrated healthcare quality services for employers, benefits consulting firms, payers and other organizations that license access to our database of healthcare providers.

We have also entered into strategic arrangements with other service providers, including Ingenix and J.D. Power and Associates, in an effort to increase our name recognition and market presence, as well as enhance our service offerings.

In addition to the services noted above, which constitute our ratings and advisory business, we also provided, through September 2002, limited physician practice management services to musculoskeletal practices under management services agreements. As of December 31, 2002, all of these agreements had expired or had been terminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Effective December 31, 2002, we liquidated our Healthcare Ratings and Providerweb.net subsidiaries. This liquidation had no impact on our financial position or operations. As of and for the year ended December 31, 2003, Health Grades, Inc. had no subsidiaries. All significant intercompany balances and transactions for the years ended December 31, 2002 and 2001 have been eliminated in consolidation.

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

REVENUE RECOGNITION

Ratings and advisory revenue

Strategic Quality Initiative, Distinguished Hospital and Quality Assessment and Improvement Programs:

Our ratings and advisory revenue is generated principally from annual fees paid by hospitals that participate in our Strategic Quality Initiative (SQI), Distinguished Hospital (DHP) and Quality Assessment and Improvement (QAI) programs. The SQI program provides business development tools to hospitals that are highly rated on our website. Under the SQI program, we license the HealthGrades name and our "report card" ratings to hospitals. The license may be in a single area (for example, Cardiac) or multiple areas (for example, Cardiac, Neuroscience and Orthopedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants. Another key feature of the SQI program is a detailed comparison of the data underlying a hospital's rating to local and national benchmarks. DHP recognizes clinical excellence in hospitals among a range of areas. Hospitals that contract with us for DHP services receive all of the SQI features described above with respect to their licensed service lines. In addition, hospitals can reference the additional DHA (Distinguished Hospital Award) designation. Hospital clients are provided with additional marketing and planning assistance related to the DHA designation as well as trophies for display at the hospital.

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

We typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date) upon contract execution. We record the cash payment as deferred revenue that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payments relate, are treated in the same manner.

Quality Ratings Suite:

Through our Quality Ratings Suite (QRS), we license access to, and customize our database for employers, benefits consulting firms, payers and others. Modules currently available for license are the Hospital Quality Guide, Physician Quality Guide, Nursing Home Quality Guide and Home Health Quality Guide. Some of our revenue for this product is derived through a relationship with Ingenix. Typically, Ingenix will add the HealthGrades' QRS functionality to services available to its existing clients who license Ingenix' provider lookup online application. An additional licensing fee is charged, of which a portion is payable to us, with Ingenix retaining the remaining part of the fee. We only recognize the fees that will ultimately be paid to us as revenue from Ingenix, and not the entire amount of the licensing fee. We recognize revenues related to these agreements in a straight-line manner over the term of the agreement.

Healthcare Quality Reports:

We offer comprehensive quality information to professionals and consumers that provides current and historical quality information on hospitals and nursing homes in more detail than is available on our website. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items. As pricing is usually on a per report basis, we recognize revenue as reports are ordered.

Physician practice service fees:

Physician practice service fees include services fees and other revenue derived from our former physician practice management business.

PRODUCT DEVELOPMENT COSTS

We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred.

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

Computer equipment and software   3-5 years
Furniture and fixtures            5-7 years
Leasehold improvements            5 years

GOODWILL

Goodwill, which is stated at cost, is evaluated annually for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. SFAS 142 also requires companies to perform a transitional test of goodwill for impairment as of January 1, 2002, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. See Note 5 for further discussion of our adoption of SFAS 142.

Net Loss Per Common Share

We compute net loss per common share following Statement of Financial Accounting Standards No. 128, Earnings Per share (SFAS 128). Under the provisions of SFAS 128, basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, (composed of incremental common shares issuable upon the exercise of common stock options and warrants) are included in diluted net loss per share to the extent these shares are dilutive. Common share equivalents are not included in our computation of diluted net loss per common share for the years ended December 31, 2003, 2002 and 2001 because the effect on net loss per common share would be antidilutive. Common share equivalents excluded from our calculation of diluted net loss per common share because their effect would be antidilutive totaled 2,017,064, 15,732 and 3,700, for the years ended December 31, 2003, 2002 and 2001, respectively.

STOCK-BASED COMPENSATION

We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and has been determined as if we had accounted for our employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 2003, 2002 and 2001 were estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate over the life of the option of 1.32% to 3.62%; no dividend yield; and expected two to eight year lives of the options. The volatility factors utilized for the year ended December 31, 2003 were 2.04 and 1.95. For the years ended December 31, 2002 and 2001, volatility factors used were 1.91 and 1.60, respectively.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net (loss) income as disclosed below may not be representative of compensation expense in future years. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123, using assumptions described in Note 9, to our stock-based compensation plan:

                                                                           Year ended December 31,
                                                                     2003           2002            2001
                                                                 ------------   ------------    ------------
Net loss as reported                                             $ (1,283,687)  $ (1,650,793)   $ (7,367,243)
Add: Stock-based compensation expense included in
 reported net income under APB No. 25                                       -              -               -
Less: Total stock-based employee compensation expense
 determined under fair value based method for awards
 granted, modified or settled                                        (343,512)      (870,374)       (707,091)
                                                                 ------------   ------------    ------------
Pro forma net loss                                               $ (1,627,199)  $ (2,521,167)   $ (8,074,334)
                                                                 ============   ============    ============
Loss per share:
  Basic and diluted as reported                                  $      (0.05)  $      (0.05)   $      (0.30)
                                                                 ============   ============    ============
  Basic and diluted pro forma                                    $      (0.06)  $      (0.07)   $      (0.33)
                                                                 ============   ============    ============

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue Recognition

At a November 21, 2002 meeting, the Emerging Issues Task Force (EITF) reached a final consensus regarding EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion No. 20, Accounting Changes.

During the quarter ended March 31, 2003, we completed our analysis of EITF 00-21. We examined our QAI - Phase I contracts (which we formerly called Ratings Quality Analysis or "RQA"), QAI - Phase II contracts (which we formerly called Quality Assessment and Improvement or "QAI") and Strategic Quality Initiative ("SQI") contracts to determine if the adoption of EITF 00-21 would have any impact on our revenue recognition policies. As our QAI - Phase I contracts consist of a single deliverable (as defined by EITF 00-21), namely a comprehensive quality analysis, no change was required with respect to our policy of recognizing revenue under these arrangements at the point in time that services are delivered. In addition, as our QAI - Phase II contracts consist of consulting services provided over the term of the contract, no change was required with respect to our policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

Our SQI contracts contain both an analysis of quality outcomes data as well as a license to utilize our name and certain ratings information for an annual period. Based upon our analysis, we concluded that there was not reliable and verifiable evidence of fair value from which to allocate, between the two deliverables, the consideration received. Moreover, we believe the primary deliverable under these agreements clearly is the license to utilize our name and certain ratings information for an annual term. In this regard, although we sell the analysis of quality outcomes data separately via our QAI - Phase I contracts, these contracts are generally sold to clients that have lower quality ratings (as rated by HealthGrades) and thus may be deemed to have a more significant value than the quality analysis imbedded within our SQI contracts. Furthermore, some of our SQI clients never choose to receive the quality outcomes analysis included within our SQI contracts. Based upon these factors, we concluded that no change is required with respect to our policy of recognizing revenue under these arrangements over the term of the contract on a straight-line basis.

Therefore, the adoption of EITF 00-21 did not have any effect on our financial statements.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The accounting and reporting requirements is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Currently, we do not have any derivative instruments and do not anticipate entering into any derivative contracts. Accordingly, the adoption of SFAS 149 did not have any impact on our financial statements.

Variable interest entities

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities that either do not have any equity investors with a controlling financial interest, or have equity investors that do not provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. FIN 46 also requires disclosures about VIE's that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003. The Company has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46(R)) was released in December 2003. FIN 46(R) delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46(R) delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Company is not the primary beneficiary of any SPEs at December 31, 2003. The Company will adopt FIN 46(R) for non-SPE entities as of March 31, 2004. The adoption of FIN 46 did not result in the consolidation of any VIEs, nor is the adoption of FIN 46(R) expected to result in the consolidation of any VIEs. The Company does not anticipate that the adoption of FIN 46(R) will have any impact on its financial statements.

Financial instruments with characteristics of both liabilities and equity

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The guidance in Statement 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In November 2003, the FASB deferred for an indefinite period the application of the guidance in Statement 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under Statement 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe it has any involvement with such entities as of December 31, 2003 or with any other entities as a result of FIN 46 (as described above).

3. ACCOUNTS RECEIVABLE AND MANAGEMENT FEE REVENUE

Accounts receivable consisted of the following:

                                                        DECEMBER 31
                                                     2003          2002
                                                  ----------    ---------
Trade accounts receivable                         $1,700,003    $ 675,514
Less allowance for doubtful accounts                  11,667           --
                                                  ----------    ---------
                                                  $1,688,336    $ 675,514
                                                  ==========    =========

For the years ended December 31, 2003, 2002 and 2001, we derived substantially pall of our revenue from our ratings and advisory services. Furthermore, our SQI services accounted for 72%, 79% and 73% of total ratings and advisory revenue for the years ending December 31, 2003, 2002 and 2001, respectively. During 2003, 2002 and 2001, no individual customer accounted for more the 10% of our revenues.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     DECEMBER 31
                                                2003            2002
                                            -----------     -----------
Furniture and fixtures                      $   847,147     $   847,147
Computer equipment and software               1,974,276       1,750,141
Leasehold improvements and other                 10,784          10,784
                                            -----------     -----------
                                              2,832,207       2,608,072

Accumulated depreciation and amortization    (2,595,450)     (2,504,161)
                                            -----------     -----------
Net property and equipment                  $   236,757     $   103,911
                                            ===========     ===========

For the years ended December 31, 2003, 2002, and 2001, depreciation expense was approximately $98,000, $250,000, and $526,000 respectively.

5. GOODWILL

As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. SFAS 142 also requires companies to perform a transitional test of goodwill for impairment as of January 1, 2002, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our consolidated statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Goodwill, net in the accompanying consolidated balance sheets, as of December 31, 2003 and 2002, is shown net of the impairment charge described above.

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

As HealthGrades consists of only one reporting unit, and is publicly traded, management began its fair value analysis with an evaluation of our market capitalization. We applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price. We applied an additional premium of 30% to this valuation to give effect to management's best estimate of a "control premium." As the majority of our outstanding shares were owned by management and two venture capitalist investors, management believed a premium of 30% was reasonable to give effect to additional benefits a purchaser would derive from control of HealthGrades. For the impairment test completed in the fourth quarter of 2003, we reduced the control premium to 20%. This change was made due to the fact that in the first quarter of 2003, we repurchased 12,004,333 shares of common stock owned by one of the venture capital investors. As a result, management believed that a reduction in the control premium was appropriate.

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

After deriving the market capitalization and expected cash flow valuations as described above, we then applied an equal weighting to each model to derive an overall fair value estimate of HealthGrades. For our transitional impairment test in 2001, the carrying value of our net assets exceeded the fair value estimate. We then compared the implied fair value of goodwill to the carrying amount of goodwill to arrive at the impairment loss calculation of approximately $1.1 million during the quarter ended June 30, 2002, in connection with the transitional test for impairment. As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarters of 2002 and 2003. These tests resulted in no additional impairment to our goodwill balance.

Net loss and net loss per share, adjusted to exclude amortization of goodwill, are as follows:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                            ----------------------------------------------------
                                                                  2003             2002                2001
                                                            --------------     --------------     --------------
Reported net loss...................................        $  (1,283,687)     $  (1,650,793)     $  (7,367,243)
     Add: amortization of goodwill..................                   --                 --            838,899
                                                            -------------      -------------      -------------
Pro forma adjusted net loss.........................        $  (1,283,687)     $  (1,650,793)     $  (6,528,344)
                                                            =============      =============      =============

Basic and diluted loss per share
     Reported net loss..............................        $       (0.05)     $       (0.05)     $       (0.30)
     Add back: amortization of goodwill.............                   --                 --                .03
                                                            -------------      -------------      -------------
Pro forma adjusted basic and diluted net
     loss per share.................................        $       (0.05)     $       (0.05)     $       (0.27)
                                                            =============      =============      =============

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

6. EQUITY FINANCING AND STOCK AND WARRANT REPURCHASE

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

Effective April 16, 2001, we reached an agreement with Chancellor V., L.P. ("Chancellor") and Essex Woodlands Health Ventures Fund IV, L.P. ("Essex"), regarding a commitment (the "Commitment") to provide us with up to $2.0 million of equity financing. Chancellor and Essex were the two principal investors in the Equity Financing described above. In consideration for the commitment, we issued Chancellor and Essex warrants (the "Commitment Warrants") to purchase an aggregate of 500,000 shares of our common stock at an exercise price per share of $0.26, which was the closing market price per share of our common stock as reported by Nasdaq on April 16, 2001. The Commitment Warrants were to expire on April 16, 2007. In addition, we repriced warrants to purchase 100,000 shares of our common stock that were issued to Chancellor and Essex in March 2000 to the same $0.26 per share exercise price.

Under the terms of the agreement with Chancellor and Essex, we were granted the option, until December 31, 2001, to sell our common stock to Chancellor and Essex at an aggregate purchase price of up to $2.0 million. Effective October 9, 2001, we exercised our option to receive the entire $2.0 million. Under the terms of the Commitment, in exchange for the $2.0 million, we issued an aggregate of 13,333,333 shares of HealthGrades' common stock to Chancellor and Essex. In addition, we issued six-year warrants to purchase 350,000 shares of our common stock at an exercise price per share of $0.15.

Pursuant to a Stock and Warrant Repurchase Agreement, dated March 11, 2003, we paid Chancellor $500,000 to repurchase all 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock that Chancellor acquired in the transactions, in 2000 and 2001 described above. Immediately prior to the repurchase, Chancellor's ownership of HealthGrades common stock represented 33% of our outstanding common stock, and Chancellor's ownership of HealthGrades common stock and warrants represented 36% of our total outstanding common stock (assuming full exercise of the warrants held by Chancellor, but assuming no exercise of any other warrants or options).

See also note 8.

7. BANK LINE OF CREDIT AND TERM LOAN

On May 13, 2002, we completed a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we were entitled to request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. Effective March 11, 2003, we executed an amendment to the Agreement. The terms of the amendment provided for an extension of the maturity date of the Agreement to February 20, 2004. To date, we have not borrowed any funds under the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of December 31, 2003, the entire $1.0 million is available to us.

In addition, the amended Agreement provided for a term loan of $500,000, which carried an interest rate of 5.94% and was due on March 1, 2005. In October 2003, we repaid the balance of the term loan.

Advances under the Agreement will bear interest at Silicon Valley Bank's prime rate plus 0.75% and will be secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of December 31, 2003, we had no advances outstanding. See also
Note 17 for an update of this Agreement.

8. COMMON STOCK AND WARRANTS

For the year ended December 31, 2002, participants in our 2002 Stock Purchase Plan paid approximately $215,000 for shares purchased through payroll deductions. This amount was included in cash received from financing activities in our consolidated statement of cash flows. The 2002 Stock Purchase Plan enabled participating employees to purchase shares of our common stock by electing to have payroll deductions in 2002 of up to 30 percent of their annual base rate of pay (excluding bonuses, overtime pay, commissions and severance pay) as in effect on January 1, 2002. The 2002 Stock Purchase Plan terminated on December 31, 2002.

We record treasury stock at cost with regard to monetary transactions and at estimated fair value with regard to non-monetary transactions.

As of December 31, 2003, we had the following common shares reserved for future issuance:

Awards under the 1996 Equity Compensation Plan                               9,827,908
Awards under the 1996 Incentive and Non-Qualified Stock Option Plan              3,500
                                                                             ---------
Total shares reserved for future issuance                                    9,831,408
                                                                             =========

In connection with an equity financing in March 2000, we issued a five year warrant to purchase 150,000 shares of HealthGrades common stock to a company that served as a financial advisor to us. Additionally, certain of our officers exchanged $3.2 million in notes payable for an aggregate of 1.6 million shares of common stock and five-year warrants to purchase 560,000 shares of HealthGrades common stock at $4.00 per share.

In June 2000, we issued to SmallCaps Online Group, LLC five-year warrants to purchase 20,000 shares of HealthGrades common stock at $2.00 per share, in consideration for certain financial advisory services to be rendered to us.

Effective March 29, 2001, a former executive surrendered 250,000 shares of HealthGrades common stock to us. The cost to us of $187,500 is included as treasury shares purchased in our consolidated statement of stockholders' equity for the year ended December 31, 2001.

See also Note 6 for a discussion of warrants issued to certain investors.

9. STOCK OPTION PLANS

On March 22, 1996, we adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan") under which nontransferable options to purchase up to 5,000,000 shares of HealthGrades common stock were available for award to eligible directors, officers, advisors, consultants and key employees. On January 10, 1997, the Board of Directors voted to terminate the Plan.

The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant, and the options granted thereunder had a term of ten years. Options, which were generally contingent on continued employment with HealthGrades, could be exercised only in accordance with a vesting schedule established by our Board of Directors. Of the 553,500 shares underlying options granted during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 shares underlying the options remain outstanding and exercisable at December 31, 2003. The other 550,000 shares underlying options were forfeited or exercised during 1997.

On October 15, 1996, our Board of Directors approved the 1996 Equity Compensation Plan (the "Equity Plan"), which initially provided for the grant of options to purchase up to 2,000,000 shares of HealthGrades common stock. The total number of shares authorized for issuance under the Equity Plan increased to 6,000,000 in 1998, 7,000,000 in 2000, 8,000,000 in 2001 and 13,000,000 in
2002. Our stockholders approved the Equity Plan and each increase in shares authorized for issuance. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of HealthGrades and any subsidiaries, members of the Board of Directors and certain consultants and advisors are eligible to participate in the Equity Plan, which will terminate no later than October 14, 2006. Our Board of Directors or a committee of the Board of Directors authorizes the granting and vesting of options under the Equity Plan. As of December 31, 2003, there were 2,794,684 shares available remaining for grant under the Equity Plan.

A summary of HealthGrades' stock option activity and related information for the years ended December 31 is as follows:

                                                 2003                               2002                           2001
                                      -----------------------------     -----------------------------    -------------------------
                                                         WEIGHTED-                         WEIGHTED-                     WEIGHTED-
                                                          AVERAGE                           AVERAGE                       AVERAGE
                                                         EXERCISE                          EXERCISE                      EXERCISE
                                        OPTIONS            PRICE          OPTIONS           PRICE         OPTIONS         PRICE
                                      ----------      -------------     -----------     -------------    ----------    -----------
Outstanding at Beginning of Year       9,857,426        $   0.78         4,814,278         $  3.68        6,537,083        $  4.31
   Granted
     Exercise price equal to
       fair value of common stock      1,390,548        $   0.26         6,640,759         $  0.09          775,333        $  0.39
   Exercised                             (86,447)       $   0.11                --              --          (15,000)       $  0.70
   Forfeited                          (1,330,119)       $   3.72        (1,597,611)        $  6.68       (2,483,138)       $  4.32
                                      ----------        --------        ----------         -------       ----------        -------
Outstanding at end of year             9,831,408        $   0.31         9,857,426         $  0.78        4,814,278        $  3.68
                                      ==========                        ==========                       ==========
Exercisable at end of year             7,466,013        $   0.35         6,601,970         $  1.07        3,365,928        $  4.50
                                      ==========                        ==========                       ==========

                                                       2003        2002      2001
                                                     -------     -------    ------
Weighted-Average Fair Value of Options:
      Granted During the Year
      Exercise price equal to fair value of
      common stock                                   $  0.24     $  0.08    $ 0.33

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2003 are as follows:

                            OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
--------------------------------------------------------------------      ----------------------------
                                        WEIGHTED
                                        AVERAGE          WEIGHTED-                          WEIGHTED
                                       REMAINING          AVERAGE                           AVERAGE
    RANGE OF            NUMBER        CONTRACTUAL        EXERCISE            NUMBER         EXERCISE
 EXERCISE PRICES     OUTSTANDING     LIFE (YEARS)          PRICE          EXERCISABLE        PRICE
-----------------  ---------------  ---------------    ------------      --------------    -----------
 $ 0.04 - $0.06        938,000            8.60            $ 0.05             211,005         $ 0.06
           0.10      5,589,202            8.10              0.10           5,144,371           0.10
   0.17 -  0.38      1,323,570            9.00              0.28             256,466           0.23
   0.48 -  0.69      1,346,451            6.04              0.58           1,259,784           0.58
   0.75 -  0.88        319,397            6.78              0.83             279,599           0.84
   1.00 -  1.81        169,542            6.29              1.55             169,542           1.55
   2.00 -  3.56         75,000            6.13              2.91              75,000           2.91
   6.00 -  6.75         43,400            3.87              6.47              43,400           6.47
           9.75          2,000            3.22              9.75               2,000           9.75
  11.25 - 11.75         24,846            3.61             11.61              24,846          11.61
 --------------      ---------            ----            ------           ---------         ------
 $ 0.04 -$11.75      9,831,408            7.87            $ 0.31           7,466,013         $ 0.35
                     =========                                             =========

10. SEGMENT DISCLOSURES

For the years ended December 31, 2003 and 2002, substantially all of our revenue and operating expenses were derived from our ratings and advisory business. Therefore, for the years ended December 31, 2003 and 2002, we had only one reportable segment.

For the year ended December 31, 2001, our reportable segments were Physician Practice Services ("PPS") and Ratings and Advisory Revenue. PPS derived its revenue primarily from management services provided to physician practices. Ratings and Advisory Revenue ("RAR") is derived primarily from marketing arrangements with hospitals and fees related to the licensing of our content (including set-up fees).

We used net (loss) income before income taxes for purposes of performance measurement. The measurement basis for segment assets includes intangible assets.

For the year ended December 31, 2001, segment information for PPS represents the operating results for Health Grades, Inc. The RAR segment includes the operating results for Healthcare Ratings, Inc. (HRI), our only subsidiary with significant operations in 2001. Effective December 31, 2002, we liquidated the HRI subsidiary. All operations that were previously recorded in the HRI subsidiary are now being recorded in Health Grades, Inc. HRI contained the revenue from our ratings and advisory business. Expenses of HRI include direct salaries and wages of HRI expenses, disbursements made directly from HRI, and depreciation recorded on HRI assets. In addition, our goodwill amortization is included in the RAR segment information. All corporate employees and operating expenses are included in the PPS segment. We did not perform any expense allocation other than certain telephone and utilities expense.

                                       For the Year
                                          Ended
                                           2001
                                       ------------
PPS
Revenue from external
  customers                            $   551,925
Interest income                             33,588
Interest expense                            28,794
Depreciation and amortization
  expense                                  292,566
Segment net (loss) income
  before income taxes                   (4,419,192)
Segment asset expenditures                  11,042

RAR
Revenue from external
  Customers                            $ 3,088,451
Interest income                             56,821
Depreciation and amortization
  expense                                1,072,444
Segment net loss before
  income taxes                          (2,948,051)
Segment asset expenditures                   3,704

REVENUE
Total for reportable segments            3,640,376
Other revenue                                4,490
                                       -----------
Total consolidated revenue             $ 3,644,866
                                       ===========

LOSS BEFORE INCOME TAXES
Total net loss before tax for
  reportable segments                  $(7,367,243)
Adjustment                                      --
                                       -----------
Loss before income taxes               $(7,367,243)
                                       ===========

For the year presented, our operations and assets were within the United States of America.

11. LEASES

We are obligated under operating leases for our office space and certain office equipment.

Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

      2004          $ 274,757
      2005             57,994
      2006             26,848
      2007              2,576
      2008              2,576
Thereafter                215
                    ---------
     Total          $ 364,966
                    =========

Rent expense for the years ended December 31, 2003, 2002 and 2001 under all operating leases was approximately $250,000, $278,000 and $272,000, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                            2003         2002
                                        -----------  ------------
Deferred tax assets:
  Property and equipment, net           $   135,421  $   171,920
  Web development costs                      21,288       54,578
  Accrued liabilities                       213,716       10,406
  Deferred start-up expenditures                 --       13,116
  Allowance for doubtful accounts             4,783           --
  Net operating loss carryforwards        7,785,597    7,446,211
                                        -----------  -----------
                                          8,160,805    7,696,231

Valuation allowance for deferred
  tax assets                             (8,069,571)  (7,579,289)
                                        -----------  -----------
Gross deferred tax asset                     91,234      116,942
                                        -----------  -----------
Deferred tax liabilities:
  Prepaid expenses                           91,234      116,942
                                        -----------  -----------
Gross deferred tax liability                 91,234      116,942
                                        -----------  -----------
Net deferred tax liability              $        --  $        --
                                        ===========  ===========

The valuation allowance results from uncertainty regarding our ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. During 2003, the valuation allowance was increased by $490,282 principally due to our 2003 operating loss.

The income tax (benefit) expense for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

                  2003         2002           2001
               ----------   ----------      --------
Current:
  Federal      $       --   $ (1,046,296)   $    --
  State                --             --         --
               ----------   ------------    -------
                       --     (1,046,296)        --
               ----------   ------------    -------
Deferred:
  Federal              --             --         --
  State                --             --         --
               ----------   ------------    -------
                       --             --         --
               ----------   ------------    -------
Total          $       --   $ (1,046,296)   $    --
               ==========   ============    =======

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

During 2002, the Job Creation and Worker Assistance Act of 2002 ("JCWA Act") was signed into law. One of the provisions of the JCWA Act extended the net operating loss carryback provisions of the Internal Revenue Code from two years to five years for losses incurred in 2001 and 2002. Prior to the passage of the JCWA Act, we did not have the ability to utilize our 2001 tax loss to reduce prior year taxable income because we had no taxable income in 2000 or 1999. However, with the passage of the JCWA Act, we were able to carryback our 2001 tax loss to reduce taxable income in 1997. As a result of the carryback, we received a tax refund of $1,046,296 which was recorded in 2002, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

A reconciliation between the statutory federal income tax rate of 34% and our 0.0%, (38.8%) and 0.0% effective tax rates for the years ended December 31, 2003, 2002 and 2001, respectively, is as follows:

                                             2003          2002          2001
                                           -------       -------       ------
Federal statutory income tax rate          (34.0)%       (34.0)%       (34.0)%
State income taxes, net of federal
  benefit                                   (5.0)         (4.8)         (5.1)

Non-deductible goodwill amortization
  and impairment, business acquisition
  and other costs                            2.3          24.6           5.3
Miscellaneous                               (1.5)         (1.7)         (0.8)
Deferred tax asset valuation allowance      38.2         (22.9)         34.6
                                           -----         -----         -----
Effective income tax rate                    0.0%        (38.8)%         0.0%
                                           =====         =====         =====

We have approximately $19,000,000 in net operating loss carryforwards, which expire from 2019 through 2023. Certain changes in our stock ownership can result in a substantial limitation on the amount of the net operating loss carryforwards that can be utilized following an ownership change. We have determined that we experienced such an ownership change during 2001. Consequently, future utilization of approximately $15,000,000 of our net operating loss carryforwards will be subject to these limitations. Additionally, approximately $4,500,000 of the net operating loss carryforwards relate to our former wholly-owned subsidiary, Healthcare Ratings, Inc., and are subject to Separate Return Limitation Year ("SRLY") limitations. The SRLY limitations permit an offset to consolidated taxable income only to the extent of taxable income attributable to the member with the SRLY loss.

13. LEGAL PROCEEDINGS

On or about October 10, 2002, Strategic Performance Fund - II ("SPF-II") commenced an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against us, alleging breach of two leases. These leases relate to two buildings in which one of our former affiliated practices, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") leased office space. Park Place ceased the payment of its rental obligations with respect to the two leases in May 2000, and subsequently filed a petition for bankruptcy, under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court, Southern District of Florida, Ft. Lauderdale Division. SPF-II sought damages against us in the amount of approximately $4.7 million.

The basis of the allegation against us was that while under the corporate name of Specialty Care Network, Inc., we entered into an Assignment, Assumption and Release Agreement dated July 8, 1997, under which we assumed the obligations of Orthopaedic Management Services, Inc., as lessee, under its Lease Agreement with the owner and lessor, Park Place Orthopaedic Center II, Ltd. The agreement was executed in connection with our acquisition of most of the non-medical assets of the Park Place practice. On October 1, 1997, the owner of the leased property sold its interests in the leasehold estates to SPF-II. On June 10, 1999, we sold the assets of the Park Place practice, including the leasehold interests, back to Park Place and entered into an Absolute Assignment and Assumption Agreement with Park Place, under which Park Place agreed to indemnify us in connection with the leasehold obligations. In addition, we entered into an Indemnification Agreement with Park Place and its individual physician owners, under which the individual physician owners (severally up to their ownership interest in the practice) agreed to indemnify us in connection with the leasehold obligations. SPF-II alleged that, notwithstanding the assignment of our leasehold interests to Park Place, HealthGrades remains liable for all lessee obligations under the leases.

We filed a response to the initial complaint instituted by SPF-II, denying all liability with respect to the subject leases. In addition, we filed a third-party complaint against the individual physician owners seeking indemnification from each of these individuals under the terms of the Indemnification Agreement. The physician owners filed a response to our complaint denying their liability under the Indemnification Agreement, and asserting several affirmative defenses, including, among others, our failure to mitigate damages, lack of consideration, our assertion of a premature claim as liability and damages have not been established by SPF-II, rejection of the leases by the bankruptcy court, and, in the case of one physician owner, a claim that an "agent" of ours (who was, in fact, an employee of Park Place both before and after our affiliation with the practice) fraudulently induced the purchase of the Park Place practice's assets from us. The physician owners also filed a motion to enjoin further prosecution of the action instituted against them by HealthGrades and Bank of America, the lender in connection with their repurchase of the assets of the Park Place practice, pending resolution of the bankruptcy proceeding.

In November 2003, we executed a Settlement Agreement and Mutual Release (the "Settlement Agreement") with SPF-II and four of the physician owners. In consideration for the dismissal of all claims and mutual releases, HealthGrades paid approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions of the Settlement Agreement. As the payment was made into escrow prior to year end, this cash was removed from our consolidated balance sheet as of December 31, 2003. Payment out of escrow will be contingent upon the occurrence, on or before September 25, 2004 of (i) the bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and (ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In addition, HealthGrades agreed to pay an additional $50,000 to SPF-II on or before September 25, 2004. The aggregate payment amount of $491,000 was recorded as an expense in our consolidated statement of operations in the third quarter of 2003.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

14. COMMITMENTS

We have entered into employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. We expense all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, or change in ownership of HealthGrades, we may be partially or wholly relieved of our financial obligations to such individuals. However, under certain circumstances, a change in control of HealthGrades may provide significant and immediate enhanced compensation to the executives. At December 31, 2003, we were contractually obligated to pay base pay compensation to these executives of approximately $493,000 through December 31, 2004.

15. EMPLOYEE BENEFIT PLAN

We maintain a defined contribution employee benefit plan ("the Plan"). The Plan covers substantially all HealthGrades' employees and includes a Qualified Non-Elective Contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the plan.

Expense under the benefit plan, including the Qualified Non-Elective Contribution, aggregated approximately $116,000, $114,000 and $122,000 for 2003, 2002 and 2001, respectively.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

 2003                                     MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER  31
                                       ------------  ------------  -------------  -------------
Revenue:
   Ratings and advisory                $  1,737,741  $  2,009,311  $  2,289,669   $  2,767,208
   Other                                         43         1,444            32             32
                                       ------------  ------------  ------------   ------------
Total revenue                             1,737,784     2,010,755     2,289,701      2,767,240

Expenses:
   Cost of ratings and
     advisory revenue                       440,109       464,998       510,428        548,414
                                       ------------  ------------  ------------   ------------
Gross margin                              1,297,675     1,545,757     1,779,273      2,218,826

Operating expenses:
  Sales and marketing                       642,522       847,083       817,061      1,051,208
  Product development                       327,430       332,748       337,284        436,503
  Litigation settlement                          --            --       491,000             --
  General and administrative                589,917       811,494       655,709        777,422
                                       ------------  ------------  ------------   ------------
Loss from operations                       (262,194)     (445,568)     (521,781)       (46,307)

Other:
  Gain on sale of assets and other               25            50            --             --
  Interest income                             2,185         1,830         1,586          1,792
  Interest expense                             (578)       (6,888)       (6,062)        (1,777)
                                       ------------  ------------  ------------   ------------
Loss before income taxes                   (260,562)     (450,576)     (526,257)       (46,292)
Income tax benefit                               --            --            --             --
                                       ------------  ------------  ------------   ------------
Net loss                                   (260,562)     (450,576)     (526,257)       (46,292)
                                       ============  ============  ============   ============
Net income (loss) per share (basic
  and diluted)                         $      (0.01) $      (0.02) $      (0.02)  $         --
Weighted average shares outstanding
   (basic and diluted)                   33,605,720    24,402,398    24,404,493     24,431,077
                                       ============  ============  ============   ============

 2002                                    MARCH 31       JUNE 30    SEPTEMBER 30    DECEMBER 31
                                       -----------   ----------    -------------  ------------
Revenue:
   Ratings and advisory                $  1,084,955  $  1,196,017  $  1,287,436   $  1,523,483
   Physician practice service fees          111,831        83,661            --             --
   Other                                      2,021           670           468         16,841
                                       ------------  ------------  ------------   ------------
Total revenue                             1,198,807     1,280,348     1,287,904      1,540,324

Expenses:
   Cost of ratings and advisory revenue     371,237       332,882       393,347        370,631
   Cost of physician practice management
     revenue                                 19,812        15,872        16,183         39,184
                                       ------------  ------------  ------------   ------------
 Gross margin                               807,758       931,594       878,374      1,130,509

Operating expenses:
  Sales and marketing                       469,199       494,203       602,122        508,901
  Product development                       306,803       318,925       324,475        371,308
  General and administrative                538,308       527,154       488,575        568,817
                                       ------------  ------------  ------------   ------------
Loss from operations                       (506,552)     (408,688)     (536,798)      (318,517)

Other:
   Gain on sale of assets and other              --       141,668         6,000            100
   Interest income                            4,106         2,961         3,775          3,167
                                       ------------  ------------  ------------   ------------
Loss before income taxes and
   cumulative effect of a change in
   accounting principle                    (502,446)     (264,059)     (527,023)      (315,250)
Income tax benefit                        1,046,296            --            --             --
                                       ------------  ------------  ------------   ------------
Income (loss) before cumulative
   effect of a change in accounting
   principle                                543,850      (264,059)     (527,023)      (315,250)
                                       ------------  ------------  ------------   ------------
Cumulative effect of a change in
   accounting principle                          --    (1,088,311)           --             --
                                       ------------  ------------  ------------   ------------
Net income (loss)                           543,850    (1,352,370)     (527,023)      (315,250)
                                       ============  ============  ============   ============

Net income (loss) per common share
(basic and diluted):
   Income (loss) before cumulative
     effect of a change in
     accounting principle              $       0.02  $      (0.01) $      (0.01)  $      (0.01)
                                       ------------  ------------  ------------   ------------
   Cumulative effect of a change in
     accounting principle                        --         (0.03)           --             --
                                       ------------  ------------  ------------   ------------
   Net income (loss) per common share
     (basic and diluted)               $       0.02  $      (0.04) $      (0.01)  $      (0.01)
                                       ------------  ------------  ------------   ------------
Weighted average shares outstanding
   (basic and diluted)                   35,526,744    36,406,731    36,406,731     36,406,731
                                       ============  ============  ============   ============

17. SUBSEQUENT EVENT (UNAUDITED)

In February 2004, we extended the maturity date of our line of credit arrangement to February 20, 2005.

                      Health Grades, Inc. and Subsidiaries

                Schedule II -- Valuation and Qualifying Accounts

                                    BALANCE AT       CHARGED TO  CHARGED TO                        BALANCE AT
                                    BEGINNING        COSTS AND      OTHER                            END OF
           DESCRIPTION              OF PERIOD         EXPENSES    ACCOUNTS          DEDUCTIONS       PERIOD
-----------------------------      -----------      -----------  -----------      -------------   -----------
Year ended December 31, 2003
     Allowance for doubtful
       accounts on trade
       receivables                  $       --      $    11,667    $   --         $      --       $    11,667

Year ended December 31, 2002
     Allowance for doubtful
       accounts on trade
       receivables                  $   57,419      $        --    $   --         $ (57,419)(1)   $        --

Year ended December 31, 2001
     Allowance for doubtful
       accounts on management fee
       receivables                  $  231,895      $        --    $   --         $(231,895)(1)   $        --

     Allowance for doubtful
       accounts on trade
       receivables                  $   80,183      $    85,319    $   --         $(108,083)(1)   $    57,419

(1) Represents actual amounts charged against the allowance for the periods presented.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
 3.1           Form of Amended and Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 3.1 to our Annual Report on
               Form 10-K for the year ended December 31, 2001.)

 3.2           Amended and Restated Bylaws (incorporated by reference to Exhibit
               3.2 to our Annual Report on Form 10-K for the year ended December
               31, 2001.)

10.1* 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.1         Loan and Security Agreement dated May 10, 2002 by and between
               Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net,
               Inc., and Silicon Valley Bank (incorporated by reference to
               Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.2.2         Loan Modification Agreement dated March 11, 2003 by and between
               Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.3           Stock and Warrant Repurchase Agreement dated March 11, 2003
               (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

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

23.2           Consent of Ernst & Young LLP

31.1           Certification of the Chief Executive Officer pursuant to Rule
               15d-14(a) under the Securities Exchange Act.

31.2           Certification of the Chief Financial Officer pursuant to Rule
               15d-14(a) under the Securities Exchange Act.

32.1           Certification of the Chief Executive Officer pursuant to Rule
               15d-14(b) under the Securities Exchange Act.

32.2           Certification of the Chief Financial Officer pursuant to Rule
               15d-14(b) under the Securities Exchange Act.

* - Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.