Form 10-K/A
period 2003-12-31
HEALTH GRADES INC
filed 2004-04-29
CIK 1027915

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

As of April 23, 2004 there were 25,020,990 shares of the registrant's Common Stock outstanding.

This amendment to Health Grades, Inc.'s ("HealthGrades") Form 10-K for the fiscal year ended December 31, 2003 is being filed to set forth the information required in Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT

KERRY R. HICKS, age 44, one of our founders, has served as our Chief Executive Officer and has been a director since our inception in 1995. He also served as our President from our inception until November 1999 and since June 2001. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management
(LBA).

PETER H. CHEESBROUGH, age 52, has served as one of our directors since December 1996. Since December 3, 2002, Mr. Cheesbrough has served as Chief Financial Officer of Navigant Biotechnologies, a company that has developed a process for the elimination of pathogens from blood used for transfusions. From October 2000 to November 2002, Mr. Cheesbrough was a self-employed consultant. From August 1999 through September 2000, Mr. Cheesbrough served as Senior Vice President Finance and Chief Financial Officer of XCare.net, a company providing internet-based business to business connectivity, information exchange and electronic commerce applications solutions for healthcare. From June 1993 to August 1999, Mr. Cheesbrough was the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.

LESLIE S. MATTHEWS, M.D., age 52, has served as one of our directors since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1990, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital.

JOHN QUATTRONE, age 51, has served as one of our directors since November 2000. Mr. Quattrone has served as General Director of Human Resources for General Motors North America Automotive Operations since 1995.

J.D. KLEINKE, age 42, has served as one of our directors since April 2002. Mr. Kleinke has served as President and CEO for HSN, a privately-held health information technology development company, since April 1998. From May 1992 to February 1998, Mr. Kleinke served in various capacities for HCIA, Inc., a healthcare information company that provides information products and services to health care systems, managed care organizations and pharmaceutical companies.

Kerry R. Hicks and David G. Hicks, our Executive Vice President - Information Technology, are brothers.

Health Grades, Inc., Kerry Hicks, our President and Chief Executive Officer, David Hicks, our Executive Vice President - Information Technology, Sarah Loughran, our Senior Vice President - Provider Services and certain of our former executive officers, have agreed to take such actions (including in the case of the individuals, voting their shares) as are in their control so that
(1) our Board of Directors is comprised of no more than eight members and (2) one designee of Essex Woodlands Health Ventures Fund IV, L.P. ("Essex") is elected to the Board of Directors. Essex has not exercised its right to designate a director, but has designated an observer to attend meetings of our Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Peter H. Cheesbrough is an "audit committee financial expert" as that term is defined in Securities and Exchange Commission regulations.

CODE OF CONDUCT

We have a Code of Conduct applicable to all of our officers, other employees and directors. Among other things, the Code of Conduct is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely, and understandable disclosures in periodic reports required to be filed by us; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Conduct provides for the prompt internal reporting of violations of the Code of Conduct to an appropriate person identified in the Code of Conduct and contains provisions regarding accountability for adherence to the Code of Conduct. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Conduct by disclosing such matters in the Investor Relations section of our website.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

The following table sets forth certain information concerning the compensation we paid during 2003, 2002 and 2001 to our Chief Executive Officer and the four other most highly paid executive officers (collectively, the "named executive officers") during the year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG TERM
                                                                                                COMPENSATION
                                                                                                    AWARDS
                                                                      ANNUAL COMPENSATION        -------------
                                                                ----------------------------     SECURITIES
                                                                                                 UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                          YEAR          SALARY           BONUS         OPTIONS        COMPENSATION (1)
---------------------------------------------   -------------   -------------   -------------   -------------   -------------
Kerry R. Hicks                                           2003   $     285,499   $     220,205              --   $       6,000
   Chief Executive Officer                               2002   $     269,706   $       6,000       1,493,104   $       4,800
                                                         2001   $     269,706   $      67,250          61,719   $       4,800

David G. Hicks                                           2003   $     192,847   $      81,327              --   $       5,785
   Executive Vice President -                            2002   $     183,400   $       4,000         900,000   $       4,800
      Information & Technoloby                           2001   $     172,756   $      27,176          24,940   $       4,800

Peter Fatianow                                           2003   $     154,121   $      81,327              --   $       4,624
   Senior Vice President - Corporate Services            2002   $     149,800   $       4,000         600,000   $       4,614
                                                         2001   $     149,577   $      17,836          16,369   $       4,800

Sarah Loughran                                           2003   $     154,121   $      91,227              --   $       4,624
   Senior Vice President - Provider Services             2002   $     148,825   $       4,000         900,000   $       4,585
                                                         2001   $     149,577   $      17,836          16,369   $       4,800

Michael D. Phillips (2)                                  2003   $     254,735   $        --                --   $       3,750
   Senior Vice President - Provider Sales                2002   $     259,382   $        --           400,000   $       4,800
                                                         2001   $     215,186   $      15,900          15,900   $       4,800

(1) Includes amounts that we contributed for the account of the executive officers under our Retirement Savings Plan.

(2) Annual salary for Mr. Phillips includes sales commissions of $129,735, $134,383 and $91,148 for 2003, 2002 and 2001, respectively.

The following table sets forth certain information regarding stock options held as of December 31, 2003 by the named executive officers. No options were granted to the named executive officers in 2003, and the named executive officers did not exercise any stock options in 2003.

                          FISCAL YEAR-END OPTION VALUES

                               NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                              UNDERLYING UNEXERCISED                IN-THE-MONEY
                                    OPTIONS AT                       OPTIONS AT
                                 FISCAL YEAR-END(#)             FISCAL YEAR-END($)(1)
                            -----------------------------   -----------------------------
NAME                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
-------------------------   -------------   -------------   -------------   -------------
Kerry R. Hicks                  2,133,513         156,310   $     696,496   $      67,869

David G. Hicks                  1,134,808          90,132   $     416,591   $      40,910

Peter Fatianow                    656,367          60,002   $     272,727   $      27,273

Sarah Loughran                    929,094          87,275   $     409,091   $      40,910

Michael D. Phillips               374,236          41,664   $     186,376   $      20,461


(1) Based on $0.60, the closing price of our common stock as reported on the OTC Bulletin Board on December 31, 2003.


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

COMPENSATION OF DIRECTORS

Effective June 25, 2003, we granted options to purchase 50,000 shares of our common stock to each of our non-employee directors. The options have an exercise price of $0.30 per share (the closing price per share of our Common Stock at the date of grant) and terminate on June 25, 2013. The options vest in one-third increments on each of the first through the third year anniversaries of the date of grant

Effective January 1, 2004, members of the Board of Directors are paid $1,000 for each meeting of the Board of Directors attended in person, and $500 for each meeting attended by telephone conference, in addition to reimbursement of travel expenses.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF OUR COMMON STOCK BY CERTAIN PERSONS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 23, 2004 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person's address), (ii) the named executive officers, (iii) each director and (iv) all directors and executive officers as a group.



                                                                             Number of Shares                Percent of
    Name of Beneficial Owner                                                Beneficially Owned         Outstanding Shares (1)
    ---------------------------------------------------------------      -------------------------    -------------------------
    Kerry R. Hicks (2)                                                                  4,348,644                        15.7%

    David G. Hicks (3)                                                                  1,675,666                         6.4%

    Peter Fatianow (4)                                                                  1,159,401                         4.5%

    Sarah Loughran (5)                                                                  1,606,331                         6.2%

    Mike Phillips (6)                                                                     577,963                         2.3%

    Peter H. Cheesbrough (7)                                                              177,678                            *

    Leslie S. Matthews, M.D.                                                              108,450                            *

    John Quattrone (8)                                                                     86,667                            *

    J.D. Kleinke (9)                                                                       66,667                            *

    Dr. Kirk Mauro (10)                                                                 1,458,700                         5.8%

    Essex Woodlands Health Ventures Fund IV, L.P. (11)                                  9,947,430                        37.6%

    All directors and executive officers as a group (12 persons) (12)                  10,564,594                        33.2%


*        Less than one percent.

(1) Applicable percentage of ownership is based on 25,020,990 shares of common stock outstanding on April 23, 2004. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 23, 2004 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person's spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2) Includes 10,000 shares of common stock held by The David G. Hicks Irrevocable Children's Trust, warrants to purchase 350,000 shares and 2,289,823 shares underlying stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership. Mr. Hicks' address is 44 Union Blvd., Suite 600, Lakewood, Colorado 80228.

(3) Includes warrants to purchase 17,500 shares and 1,124,940 shares underlying stock options.

(4)  Includes 716,369 shares underlying stock options.

(5)  Includes 1,016,369 shares underlying stock options.

(6)  Includes 310,600 shares underlying stock options.

(7)  Includes 156,678 shares underlying stock options.

(8)  Includes 86,667 shares underlying stock options.

(9)  Includes 66,667 shares underlying stock options.

(10) The information regarding beneficial ownership of Dr. and Ms. Mauro is as of April 23, 2204 and was provided by Dr. Mauro. The address of Dr. and Ms. Mauro is 267 Rosehill Drive North, Tallahassee, FL 32312.

(11) Includes warrants to purchase 1,403,430 shares. The address of Essex Woodlands Health Ventures Fund IV, L.P. is 190 South LaSalle Street, Suite 2800, Chicago, IL 60603.

(12) Include warrants to purchase 367,500 shares, 6,386,446 shares underlying stock options and 10,000 shares of common stock held by The David G. Hicks Irrevocable Children's Trust.


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

                                      HEALTH GRADES, INC.

Date: April 29, 2004                    By /s/ Kerry R. Hicks
                                           -----------------------
                                           Kerry R. Hicks
                                           Chief Executive Officer

Date: April 29, 2004                    By /s/ Allen Dodge
                                           -----------------------
                                           Allen Dodge
                                           Senior Vice President - Finance/CFO

                                  EXHIBIT INDEX


        EXHIBIT
        NUMBER                        DESCRIPTION
        -------                       -----------
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

         23.1     Consent of Grant Thornton LLP (incorporated by reference to
                  Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

         23.2     Consent of Ernst & Young LLP (incorporated by reference to
                  Exhibit 23.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003)

         31.1/\   Certification of the Chief Executive Officer pursuant to Rule
                  15d-14(a) under the Securities Exchange Act.

         31.2/\   Certification of the Chief Financial Officer pursuant to Rule
                  15d-14(a) under the Securities Exchange Act.

         32.1     Certification of the Chief Executive Officer pursuant to Rule
                  15d-14(b) under the Securities Exchange Act (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

         32.2     Certification of the Chief Financial Officer pursuant to Rule
                  15d-14(b) under the Securities Exchange Act (incorporated by reference to Exhibit 32.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003).


* - Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

/\ - Filed herewith.