Form 10-K/A
period 2003-12-31
HEALTH GRADES INC
filed 2004-05-07
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

                                   (Mark One)

       (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES Exchange Act of 1934 for the
                     fiscal year ended December 31, 2003 or

       ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES Exchange Act of 1934 for the
                   transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ( ) No (X)

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

This amendment to Health Grades, Inc.'s ("HealthGrades") Form 10-K for the fiscal year ended December 31, 2003 is being filed to include information inadvertently omitted from Amendment No. 1.



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


AUDIT FEES

         The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2003 and 2002 and the review of the our financial statements included in the our quarterly reports on Form 10-Q filed during 2003 and our quarterly report on Form 10-Q for the quarter ended September 30, 2002 were $61,988 and $46,888, respectively.

AUDIT RELATED FEES

         There were no fees billed in 2003 or 2002 for assurance and related services rendered by Grant Thornton LLP that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under "Audit Fees" above.

TAX FEES

         There were no fees billed in 2003 or 2002 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning.

ALL OTHER FEES

         There were no fees billed in 2003 or 2002 for products and services provided by Grant Thornton LLP, other than the services referred to above.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTH GRADES, INC.

Date: May 7, 2004                         By /s/ Kerry R. Hicks
                                             -----------------------------------
                                             Kerry R. Hicks
                                             Chief Executive Officer


Date: May 7, 2004                         By /s/ Allen Dodge
                                             -----------------------------------
                                             Allen Dodge
                                             Senior Vice President - Finance/CFO

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