Form 10-Q
period 2004-03-31
HEALTH GRADES INC
filed 2004-05-17
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended                MARCH 31, 2004
                                 -----------------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the transition period from                to
                                -------------    ---------------

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

    On April 30, 2004, 25,020,990 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

          PART I.  FINANCIAL INFORMATION:

          Item 1.    Condensed Consolidated Balance Sheets
                     March 31, 2004 and December 31, 2003.......................    3

                     Condensed Consolidated Statements of Operations -
                     Three Months Ended March 31, 2004 and 2003.................    4

                     Condensed Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2004 and 2003.................    5

                     Notes to Condensed Consolidated Financial
                     Statements.................................................    6

          Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations........................    9

          Item 3.    Quantitative and Qualitative Disclosure About
                     Market Risk................................................    11

          Item 4.    Controls and Procedures....................................    11

          PART II. OTHER INFORMATION:

          Item 1.    Legal Proceedings..........................................    13

          Item 6.    Exhibits and Reports on Form 8-K...........................    13

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                             MARCH 31,       DECEMBER 31,
                                                               2004              2003
                                                           ------------      ------------
                                                           (UNAUDITED)
ASSETS
Cash and cash equivalents                                  $  3,492,614      $  3,559,125
Accounts receivable, net                                      1,619,296         1,688,336
Prepaid expenses and other                                      357,795           230,840
                                                           ------------      ------------
Total current assets                                          5,469,705         5,478,301

Property and equipment, net                                     334,637           236,757
Goodwill                                                      3,106,181         3,106,181
                                                           ------------      ------------
Total assets                                               $  8,910,523      $  8,821,239
                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                           $     98,713      $    116,117
Accrued payroll, incentive compensation and related
   expenses                                                     665,949         1,148,161
Accrued expenses                                                274,138           175,380
Deferred income                                               5,950,185         5,785,437
Income taxes payable                                             72,243            73,343
                                                           ------------      ------------
Total current liabilities                                     7,061,228         7,298,438

Long-term liabilities                                                --                --
                                                           ------------      ------------
Total liabilities                                             7,061,228         7,298,438

Commitments and contingencies                                        --                --

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares
  authorized, no shares issued or outstanding                        --                --
Common stock, $0.001 par value, 100,000,000 shares
  authorized, and 44,524,467 and 44,052,153 shares
  issued in 2004 and 2003, respectively                          44,524            44,052
Additional paid-in capital                                   89,943,750        89,814,939
Accumulated deficit                                         (74,371,399)      (74,568,610)
Treasury stock, 19,563,390 shares                           (13,767,580)      (13,767,580)
                                                           ------------      ------------
  Total stockholders' equity                                  1,849,295         1,522,801
                                                           ------------      ------------
Total liabilities and stockholders' equity                 $  8,910,523      $  8,821,239
                                                           ============      ============

      See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                 -----------------------------
                                                     2004             2003
                                                 ------------     ------------
Revenue:
  Ratings and advisory revenue                   $  3,217,423     $  1,737,741
  Other                                                   250               43
                                                 ------------     ------------
                                                    3,217,673        1,737,784
Expenses:
  Cost of ratings and advisory revenue                662,203          440,109
                                                 ------------     ------------
Gross margin                                        2,555,470        1,297,675

Operating expenses:
  Sales and marketing                               1,091,450          642,522
  Product development                                 465,450          327,430
  General and administrative                          803,209          589,917
                                                 ------------     ------------
  Income (loss) from operations                       195,361         (262,194)

Other:
  Gain on sale of assets and other                         --               25
  Interest income                                       1,850            2,185
  Interest expense                                         --             (578)
                                                 ------------     ------------
  Income (loss) before income taxes                   197,211         (260,562)
  Income tax benefit                                       --               --
                                                 ------------     ------------
Net income (loss)                                $    197,211     $   (260,562)
                                                 ============     ============


Net income (loss) per common share (basic)       $       0.01     $      (0.01)
                                                 ============     ============
Weighted average number of common shares
  used in computation (basic)                      24,835,779       33,605,720
                                                 ============     ============

Net income (loss) per common share (diluted)     $       0.01     $      (0.01)
                                                 ============     ============
Weighted average number of common shares
  used in computation (diluted)                    32,063,695       33,605,720
                                                 ============     ============

     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------
                                                                           2004              2003
                                                                       ------------      ------------
OPERATING ACTIVITIES
Net income (loss)                                                      $    197,211      $   (260,562)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Depreciation                                                                 28,692            28,407
Bad debt expense                                                                 --            11,667
Gain on disposal of assets                                                       --               (25)
Non-cash compensation expense related to
   non-employee stock options issued for services                            87,000                --
Change in operating assets and liabilities:
          Accounts receivable net                                            69,040          (189,485)
          Prepaid expenses and other assets                                (126,955)          (18,035)
          Accounts payable and accrued expenses                              81,354            23,283
          Accrued payroll, incentive compensation
             and related expenses                                          (482,212)          (14,362)
          Income taxes payable                                               (1,100)             (522)
          Deferred income                                                   164,748           118,501
                                                                       ------------      ------------
Net cash provided by (used in) operating
   activities                                                                17,778          (301,133)

INVESTING ACTIVITIES
Purchase of property and equipment                                         (126,572)          (29,883)
Sale of property and equipment                                                   --                25
                                                                       ------------      ------------
Net cash used in investing activities                                      (126,572)          (29,858)

FINANCING ACTIVITIES
Proceeds from note payable                                                       --           500,000
Exercise of common stock options                                             42,283                --
Purchases of treasury stock                                                      --          (500,000)
                                                                       ------------      ------------
Net cash provided by financing activities                                    42,283                --
                                                                       ------------      ------------

Net decrease in cash and cash equivalents                                   (66,511)         (330,991)
Cash and cash equivalents at beginning of period                          3,559,125         2,947,047
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $  3,492,614      $  2,616,056
                                                                       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                 March 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. ("HealthGrades") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

DESCRIPTION OF BUSINESS

HealthGrades provides proprietary, objective healthcare provider ratings and quality improvement consulting services. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

We offer services to hospitals that are either attempting to build a reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. We also offer quality improvement consulting engagements for any hospitals that are seeking to enhance quality.

In addition, we provide basic and expanded profile information on a variety of providers and facilities. We make this information available to consumers, employers, benefits consulting firms and payers to assist them in selecting healthcare providers. Basic profile information for certain providers is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to hospitals, nursing homes and physicians. These reports provide more detailed information than is available free of charge on our website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional (for example, medical professional underwriter).

We provide online integrated healthcare quality information for employers, benefits consulting firms, payers and other organizations that license access to our database of healthcare providers.

NOTE 2 - STOCK-BASED COMPENSATION

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, and generally would require instead that such transactions be accounted for using a fair-value-based method. The proposed statement would be applied prospectively for fiscal years beginning after December 15, 2004, as if all share-based compensation awards granted, modified, or settled after December 15, 1994 had been accounted for using the fair-value-based method of accounting.

We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of APB No. 25, and related interpretations. We are reviewing the proposed statement and have not yet determined the effect that the adoption of the proposed statement would have on our financial statements.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (SFAS 123) and has been determined as if we had accounted for our employee stock options under the fair value method of that accounting pronouncement. The Black-Scholes option valuation model was utilized for the purpose of this disclosure. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income (loss) as disclosed below may not be representative of compensation expense in future years.

The fair value for options awarded were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

                                                   Three months ended March 31,
                                                     2004               2003
                                                   --------           --------
Risk-free interest rate                                2.44%              2.18%
Dividend yield                                           --                 --
Expected life of option                                 3.0                3.0
Volatility                                             1.78               1.96

The following table illustrates the effect on net income (loss) and income
(loss) per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plan.

                                                                           Three months ended March 31,
                                                                              2004              2003
                                                                           ----------        ----------
Net income (loss) as reported                                              $  197,211        $ (260,562)
Add: Stock-based employee compensation expense included in
 reported net income under APB No. 25                                              --                --
Less: Total stock-based employee compensation expense determined under
 fair value based method for awards, net of related tax effects               (34,113)         (102,399)
                                                                           ----------        ----------
Pro forma net income (loss)                                                $  163,098        $ (362,961)
                                                                           ==========        ==========
Income (loss) per share:
  Basic and diluted as reported                                            $     0.01        $    (0.01)
                                                                           ==========        ==========
  Basic and diluted pro forma                                              $     0.01        $    (0.01)
                                                                           ==========        ==========


The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003.

                                                              2004             2003
                                                          ------------     ------------
      Numerator for both basic and diluted earnings
        per share:
        Net income (loss)                                 $    197,211     $   (260,562)
                                                          ============     ============
      Denominator:
        Denominator for basic net income (loss) per
           common share--weighted average shares            24,835,779       33,605,720
        Effect of dilutive securities:
           Stock options and warrants                        7,227,916               --
                                                          ------------     ------------
        Denominator for diluted net income (loss) per
           common share--adjusted weighted average
           shares                                           32,063,695       33,605,720
                                                          ============     ============

      Net income (loss) per common share (basic)          $       0.01     $      (0.01)
                                                          ============     ============
      Net income (loss) per common share (diluted)        $       0.01     $      (0.01)
                                                          ============     ============



For the three months ended March 31, 2004, the number of our common shares issued increased by 472,314 shares due to the exercise of certain stock options by several individuals. We received approximately $42,000 from these individuals which represents the exercise price of the options. Additionally, we recorded an expense of $87,000 related to the fair-value of stock options granted to a consultant for services rendered in connection with the sale of our Healthcare Quality Report. Additional paid-in capital was also increased by the same amount in the accompanying condensed consolidated balance sheet.

As of March 31, 2003, we had 55,000 shares underlying options that are currently exercisable, but were not included in our calculation of weighted average common shares outstanding as they were antidilutive.

NOTE 3 - LINE OF CREDIT

In February 2004, we executed an amendment to our line of credit arrangement with Silicon Valley Bank. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2005. To date, we have not borrowed any funds under the line of credit.

NOTE 4 - LEGAL PROCEEDINGS

In November 2003, we executed a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Strategic Performance Fund - II ("SPF-II"), Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") and four of the physician owners of Park Place, in connection with a legal proceeding concerning an alleged breach by us of two leases. In consideration for the dismissal of all claims and mutual releases, we paid approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions of the Settlement Agreement. As the payment was made into escrow prior to year end, this cash was removed from our consolidated balance sheet as of December 31, 2003. Payment out of escrow was contingent upon the occurrence, on or before September 25, 2004 of (i) the bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and
(ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In addition, HealthGrades agreed to pay an additional $50,000 to SPF-II on or before September 25, 2004. The aggregate payment amount of $491,000 was recorded as an expense in our consolidated statement of operations in the third quarter of 2003. In April 2004, upon satisfaction of the conditions described above, the $441,000 in the above mentioned escrow account was released to SPF-II. The remaining amount due to SPF-II of $50,000 will be paid to SPF-II on or before September 25, 2004.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to approximately $1,100 and $522 for the three months ended March 31, 2004 and 2003, respectively.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, anticipated future revenues, staff increases, arrangements with other businesses, and sales and marketing costs as a percentage of revenues, commencement of lease negotiations and capital expenditures are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures, client turnover, inability to identify suitable businesses with which to enter into product or distribution arrangements and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, particularly under "Risk Factors" in Item 1.

Introductory Commentary

In evaluating our financial results and financial condition, management has focused principally on the following:


o Revenue Growth and Client Retention - We believe these are key factors affecting both our results of operations and our liquidity. During the first quarter of 2004, our increased revenues reflected our success in several product areas. We continued adding new hospital customers to our Distinguished Hospital (DHP), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, we continued to increase sales through the distribution of our quality information in our Quality Ratings Suite, Healthcare Quality Reports for Consumers and Healthcare Quality Reports for Professionals.

     As our base of hospital clients grows, a principal objective for HealthGrades will be to achieve a high rate of retention of these clients. We believe one of the obstacles to maintaining high retention rates is that clients who signed contracts with us several years ago, when we were developing our provider services and charging significantly lower fees than we do today, may be unwilling to accept our current pricing structure. In addition, beginning in January 2004, we no longer offer exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (with the ability to terminate on an annual basis), we anticipate that all exclusivity provisions will expire by the end of 2006. During the first quarter of 2004, we retained, or signed new agreements with, 78% of the hospitals whose contracts had second or third year anniversary dates or expired during the first three months of the year.

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

o Variable Expense Considerations - During 2003, we added personnel to provide client consulting and support for our DHP, SQI and QAI programs, as well as personnel in our information technology department who work on existing and future client services. We anticipate that we will continue to add client consultants, some information technology personnel and, possibly, additional administrative support personnel during 2004 as we continue to expand our revenue base. In this regard, we anticipate that we will add client consultants and support personnel to serve our QAI programs. Moreover, we believe it is important to provide appropriate compensation and incentives to those employees who contribute to the further growth of our company. Cash bonuses of approximately $708,000 were reflected in the condensed consolidated statement of operations for the year ended December 31, 2003. Additionally, we have in place a cash bonus program for 2004, the amount of which will be dependent upon our company performance. In light of the significant equity position of our executive officers, the board of directors has expressed a disinclination to provide significant additional equity incentives to our executives. Accordingly, as was the case in 2003, we do not anticipate any additional options or any other form of equity grants to our executive officers in 2004. Management recognizes that any increases in expenses to accommodate future growth must be applied in a disciplined fashion so as to enable us to obtain meaningful benefits from the standpoint of our operations and cash flows.

o Distribution and Other Partnerships - As part of our revenue growth strategy, we seek to enter into arrangements with well recognized businesses to develop new products such as our Distinguished Hospital Award Program, which we developed with J.D. Power and Associates, and to rely on established distribution channels through relationships with companies such as Hewitt Associates, which provides our quality information to over 100 corporations throughout the United States. We expect to continue to seek out arrangements such as these to increase the reach of our product offerings as well as the awareness and market penetration of our QRS and QAI programs.

We believe our cash resources are sufficient to support ongoing operations for at least the next twelve months. Nevertheless, we confront the risk that our inability to generate revenues as expected could compel us to seek additional financing.

Critical Accounting Estimates

    In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates," in our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of critical accounting estimates relating to goodwill impairment analysis. For the three months ended March 31, 2004, no interim impairment test was performed, as no indicators of impairment were present.

Evolving Accounting Guidance Regarding Revenue Recognition

    See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Evolving Guidance Regarding Revenue Recognition," in our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of this matter.

RESULTS OF OPERATIONS

Ratings and advisory revenue. For the three months ended March 31, 2004, ratings and advisory revenue was approximately $3,217,000, an increase of $1,479,000 or 85%, over revenue of $1,738,000 for the three months ended March 31, 2003. This increase is primarily due to the addition of hospital clients under our DHP and SQI programs as well as increased sales of our Healthcare Quality Reports for Consumers and Quality Ratings Suite. For the first quarter of 2004, approximately 65% of our ratings and advisory revenue was derived from our DHP and SQI services, compared to 76% for the same period of 2003. In addition, approximately 12% of our ratings and advisory revenue was derived from our QAI services for the three months ended March 31, 2004 and 2003. Sales of our Healthcare Quality Reports for Consumers and Quality Ratings Suite totaled 20% of our ratings and advisory revenue for the three months ended March 31, 2004 compared to 8% for the same period of 2003.

Cost of ratings and advisory revenue. For the three months ended March 31, 2004, cost of ratings and advisory revenue was $662,000, or approximately 21% of ratings and advisory revenue, compared to $440,000 or approximately 25% for the same period of 2003. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due to the fact that our revenue growth was principally in areas that do not require a substantial amount of incremental cost to deliver.

Sales and marketing costs increased from approximately $643,000, or 37% of ratings and advisory revenue for the three months ended March 31, 2003, to approximately $1,091,000, or 34% of ratings and advisory revenue for the same period of 2004. The decrease as a percentage of ratings and advisory revenue is primarily due to our increased renewal base of business. Since we pay a lesser percentage of commissions to our sales group upon renewals of contracts than we pay with respect to new contracts, as our business expands, the overall commission cost as a percentage of ratings and advisory revenue should decline. Included in sales and marketing cost for the three months ended March 31, 2004 is a non-cash expense of $87,000 related to the fair value of stock options granted to a consultant for services rendered in connection with the sale of our Healthcare Quality Reports.

General and administrative expenses. For the three months ended March 31, 2004, general and administrative expenses were approximately $803,000, an increase of approximately $213,000 over general and administrative expenses of approximately $590,000 for the same period of 2003. Contributing to the increase in general and administrative expenses were costs incurred totaling approximately $90,000 toward the settlement of two legal matters. In addition, general and administrative expenses includes an accrual of approximately $83,000 related to incentive compensation payable to employees based upon our estimate of the current amount earned during the first quarter. We did not have a similar incentive program in place during the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had a working capital deficit of approximately $1.6 million, a decrease of $.2 million from a working deficit of approximately $1.8 million as of December 31, 2003. For the first three months of 2004, cash flow provided by operations was approximately $18,000 compared to $301,000 used in operations for the same period of 2003. Cash flow provided by operations reflects our payment, during the quarter ended March 31, 2004, of bonuses totaling approximately $402,000 with respect to 2003 performance.

We have a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of March 31, 2004, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75% and are secured by substantially all of our assets. In February 2004, we negotiated an extension of the maturity date of the Agreement from February 20, 2004 to February 20, 2005. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due on February 20, 2005. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of March 31, 2004, we were in compliance with these covenants.

In February 2004, we added approximately 2,900 square feet of office space to our existing lease of 12,200 square feet. Total annual lease costs are now approximately $270,000. The lease expires in February 2005. We anticipate that we will begin negotiations in the summer or fall of 2004 on a multi-year extension to our current lease.

Operating lease obligations relate principally to our office space lease. In addition to these obligations, we anticipate incurring capital expenditures during 2004 primarily to upgrade certain information technology hardware and software. We expect that total capital expenditures in 2004 will be less than $300,000. For the three months ended March 31, 2004, capital expenditures totaled approximately $127,000 and relate to leasehold improvements related to the additional office space noted above as well as planned upgrades to our information technology infrastructure.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, as noted above, upon execution of our SQI, DHP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us on each annual anniversary date) upon contract execution. We record the cash payment as deferred revenue, which is a current liability on our consolidated balance sheet, that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of March 31, 2004, our investment in this fund amounted to approximately $2.8 million. This amount is included within the cash and cash equivalent line item of our balance sheet and consists of investments in highly liquid U.S. treasury securities with maturities of 90 days or less. For the three months ended March 31, 2004, interest earned on this balance was $1,850. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

ITEM 4. CONTROL PROCEDURES

a)       Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b)       Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Reference is made to the disclosure under "Legal Proceedings" in Item 3 of our Form 10-K for the fiscal year ended December 31, 2003 (the "Form 10-K), particularly the Settlement Agreement and Mutual Release (the "Settlement Agreement") we entered into with Strategic Performance Fund - II ("SPF-II"), Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") and four of the physician owners of Park Place. Pursuant to the Settlement Agreement, we paid approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions. The conditions were satisfied in April 2004 and the funds were released to SPF-II. We will pay the remaining $50,000 due from us to SPF-II on or before September 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.2/\ Loan Modification Agreement dated February 20, 2004 by and between
           Health Grades, Inc. and Silicon Valley Bank.

    31.1/\ Certification of the Chief Executive Officer pursuant to Rule
           15d-14(a) under the Securities Exchange Act.

    31.2/\ Certification of the Chief Financial Officer pursuant to Rule
           15d-14(a) under the Securities Exchange Act.

    32.1/\ Certification of the Chief Executive Officer pursuant to Rule
           15d-14(b) under the Securities Exchange Act.

    32.2/\ Certification of the Chief Financial Officer pursuant to Rule
           15d-14(b) under the Securities Exchange Act.

    (b) Reports on Form 8-K

    During the quarter ended March 31, 2004, we furnished a report on Form 8-K. The report, furnished on February 17, 2004 and dated February 12, 2004, provided information responsive to Item 12 in connection with our fourth quarter results of operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HEALTH GRADES, INC.

Date: May 17, 2004                   By: /s/ Allen Dodge
                                         ---------------------------------------
                                         Allen Dodge
                                         Senior Vice President - Finance and
                                         Chief Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT NO.  DESCRIPTION
 -----------  -----------
    10.2/\    Loan Modification Agreement dated February 20, 2004 by and between
              Health Grades, Inc. and Silicon Valley Bank.

    31.1/\    Certification of the Chief Executive Officer pursuant to Rule
              15d-14(a) under the Securities Exchange Act.

    31.2/\    Certification of the Chief Financial Officer pursuant to Rule
              15d-14(a) under the Securities Exchange Act.

    32.1/\    Certification of the Chief Executive Officer pursuant to Rule
              15d-14(b) under the Securities Exchange Act.

    32.2/\    Certification of the Chief Financial Officer pursuant to Rule
              15d-14(b) under the Securities Exchange Act.