Form 10-Q
period 2004-06-30
HEALTH GRADES INC
filed 2004-08-16
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

For the quarterly period ended          JUNE 30, 2004

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

      On July 31, 2004, 25,067,511 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

PART I.  FINANCIAL INFORMATION:

Item 1.         Condensed Consolidated Balance Sheets
                    June 30, 2004 and December 31, 2003...............    3

                    Condensed Consolidated Statements of Operations -
                    Three and Six Months Ended June 30, 2004 and 2003.    4

                    Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2004 and 2003...........    5

                    Notes to Condensed Consolidated Financial
                    Statements........................................    6

Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............    9

Item 3.         Quantitative and Qualitative Disclosures About
                    Market Risk.......................................    12

Item 4.         Controls and Procedures ..............................    12

PART II.  OTHER INFORMATION:

Item 4.        Submission of Matters to a Vote of Security Holders....    13

Item 6.         Exhibits and Reports on Form 8-K......................    13

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                      JUNE 30,          DECEMBER 31,
                                                                         2004               2003
                                                                     ------------       ------------
ASSETS
Cash and cash equivalents                                            $  4,412,163       $  3,559,125
Accounts receivable, net                                                1,090,136          1,688,336
Prepaid expenses and other                                                226,807            230,840
                                                                     ------------       ------------
Total current assets                                                    5,729,106          5,478,301

Property and equipment, net                                               324,245            236,757
Goodwill                                                                3,106,181          3,106,181
                                                                     ------------       ------------
Total assets                                                         $  9,159,532       $  8,821,239
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                     $     48,635       $    116,117
Accrued payroll, incentive compensation and related expenses              897,947          1,148,161
Accrued expenses                                                          205,260            175,380
Deferred income                                                         5,392,214          5,785,437
Income taxes payable                                                       72,243             73,343
                                                                     ------------       ------------
Total current liabilities                                               6,616,299          7,298,438

Long-term liabilities                                                          --                 --
                                                                     ------------       ------------
Total liabilities                                                       6,616,299          7,298,438

Commitments and contingencies                                                  --                 --

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized,
  no shares issued or outstanding                                              --                 --
Common stock, $0.001 par value, 100,000,000 shares authorized, and 44,630,901 and 44,052,153 shares issued in 2004 and
   2003, respectively                                                      44,630             44,052
Additional paid-in capital                                             90,010,715         89,814,939
Accumulated deficit                                                   (73,744,532)       (74,568,610)
Treasury stock, 19,563,390 shares                                     (13,767,580)       (13,767,580)
                                                                     ------------       ------------
  Total stockholders' equity                                            2,543,233          1,522,801
                                                                     ------------       ------------
Total liabilities and stockholders' equity                           $  9,159,532       $  8,821,239
                                                                     ============       ============

      See accompanying notes to condensed consolidated financial statements

                      Health Grades, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30                           JUNE 30
                                                                 -------                           -------
                                                       2004                2003             2004                 2003
                                                       ----                ----             ----                 ----
Revenue:
  Ratings and advisory revenue                    $  3,500,314       $  2,009,311       $  6,717,737       $  3,747,052
  Other                                                    867              1,444              1,117              1,487
                                                  ------------       ------------       ------------       ------------
                                                     3,501,181          2,010,755          6,718,854          3,748,539
Expenses:
   Cost of ratings and advisory revenue                548,103            464,998          1,210,306            905,107
                                                  ------------       ------------       ------------       ------------
Gross margin                                         2,953,078          1,545,757          5,508,548          2,843,432

Operating expenses:
  Sales and marketing                                1,152,999            847,083          2,244,449          1,489,605
  Product development                                  445,232            332,748            910,682            660,178
  General and administrative                           731,214            811,494          1,534,423          1,401,411
                                                  ------------       ------------       ------------       ------------
  Income (loss) from operations                        623,633           (445,568)           818,994           (707,762)

Other:
   Gain  on sale of assets and other                        --                 50                 --                 75
   Interest income                                       3,233              1,830              5,083              4,015
   Interest expense                                         --             (6,888)                --             (7,466)
                                                  ------------       ------------       ------------       ------------
   Income (loss) before income taxes                   626,866           (450,576)           824,077           (711,138)
Income tax benefit                                          --                 --                 --                 --
                                                  ------------       ------------       ------------       ------------
Net income (loss)                                 $    626,866       $   (450,576)      $    824,077       $   (711,138)
                                                  ============       ============       ============       ============

Net income (loss) per common share (basic)        $       0.03       $      (0.02)      $       0.03       $      (0.02)
                                                  ============       ============       ============       ============
Weighted average number of common shares
  used in computation (basic)                       25,030,159         24,402,398         24,932,969         28,978,635
                                                  ============       ============       ============       ============
Net income (loss) per common share (diluted)      $       0.02       $      (0.02)      $       0.03       $      (0.02)
                                                  ============       ============       ============       ============

Weighted average number of common shares
  used in computation (diluted)                     33,023,883         24,402,398         32,545,662         28,978,635
                                                  ============       ============       ============       ============

     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            SIX MONTHS ENDED JUNE 30
                                                                             2004              2003
                                                                             ----              ----
OPERATING ACTIVITIES
Net income (loss)                                                       $   824,077       $  (711,138)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation                                                                 63,271            49,199
Bad debt expense                                                                 --            11,667
Gain on disposal of assets                                                       --               (75)
Non-cash compensation expense related to non-employee
  stock options                                                             142,501            15,000
Change in operating assets and liabilities:
          Accounts receivable net                                           598,200          (172,230)
          Prepaid expenses and other assets                                   4,033            40,235
          Accounts payable and accrued expenses                             (37,602)           21,070
          Accrued payroll, incentive compensation
             and related expenses                                          (250,214)          388,561
          Income taxes payable                                               (1,100)             (420)
          Deferred income                                                  (393,223)          467,674
                                                                        -----------       -----------
Net cash provided by operating activities                                   949,943           109,543

INVESTING ACTIVITIES
Purchase of property and equipment                                         (150,759)          (52,088)
Sale of property and equipment                                                   --                75
                                                                        -----------       -----------
Net cash used in investing activities                                      (150,759)          (52,013)

FINANCING ACTIVITIES
Proceeds from note payable                                                       --           500,000
Principal repayments on note payable                                             --           (60,959)
Exercise of common stock options                                             53,854                --
Purchases of treasury stock                                                      --          (500,000)
                                                                        -----------       -----------
Net cash provided by (used in) financing activities                          53,854           (60,959)
                                                                        -----------       -----------
Net increase (decrease) in cash and cash equivalents                        853,038            (3,429)
Cash and cash equivalents at beginning of period                          3,559,125         2,947,047
                                                                        -----------       -----------
Cash and cash equivalents at end of period                              $ 4,412,163       $ 2,943,618
                                                                        ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                                  June 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. ("HealthGrades") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

DESCRIPTION OF BUSINESS

HealthGrades provides proprietary and objective healthcare provider ratings and quality improvement consulting services. We provide our clients with healthcare information, including information relating to quality of care and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

We offer services to hospitals that are tailored to address service areas (e.g. cardiac, orthopedics, vascular, etc.) that they are either attempting to build a reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. We also offer physician-led quality improvement engagements for any hospitals that are seeking to enhance quality.

In addition, we provide basic and detailed profile information on a variety of providers and facilities. We make this information available to consumers, employers, benefits consulting firms and payers to assist them in selecting healthcare providers. Basic profile information for certain providers is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to hospitals, nursing homes and physicians. These reports provide more detailed information than is available free of charge on our website. Report pricing and content varies based upon the type of provider and whether the user is a consumer or a healthcare professional (for example, a medical professional underwriter).

We provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Quality Ratings Suite(TM) of products - Hospital Quality Guide(TM), Physician Quality Guide(TM), Nursing Home Quality Guide(TM) and Home Health Quality Guide(TM).

FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our condensed consolidated financial statements.


NOTE 2 - STOCK-BASED COMPENSATION

We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of APB No. 25 and related interpretations.

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

For the six months ended June 30, 2004, the fair value of options awarded during this period were estimated using the Black Scholes model with the following assumptions: a risk-free interest rate over the life of the options of between 2.44% to 3.16%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.76 to 1.78.

For the six months ended June 30, 2003, the fair value of options awarded during this period were estimated using the Black Sholes model with the following assumptions: a risk-free interest rate over the life of the options of between 1.32% to 2.18%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.96 to 2.04.

The following table illustrates the effect on net income (loss) and income
(loss) per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plan.

                                                      Three months ended June 30,   Six months ended June 30,
                                                         2004           2003           2004           2003
                                                       --------      ---------       --------      ---------
Net income (loss) as reported                          $626,866      $(450,576)      $824,077      $(711,138)
Add: Stock-based compensation expense included in
  reported net income under APB No. 25                       --             --             --             --
Less: Total stock-based compensation expense
  determined under fair value based method for
  awards, net of related tax effects                    (31,290)       (91,702)       (65,403)      (194,654)
                                                       --------      ---------       --------      ---------
Pro forma net income (loss)                            $595,576      $(542,278)      $758,674      $(905,792)
                                                       ========      =========       ========      =========

Income (loss) per share:
  Basic as reported                                    $   0.03      $   (0.02)      $   0.03      $   (0.02)
                                                       ========      =========       ========      =========
  Diluted  as reported                                 $   0.02      $   (0.02)      $   0.03      $   (0.02)
                                                       ========      =========       ========      =========

  Basic pro forma                                      $   0.02      $   (0.02)      $   0.03      $   (0.03)
                                                       ========      =========       ========      =========
  Diluted pro forma                                    $   0.02      $   (0.02)      $   0.02      $   (0.03)
                                                       ========      =========       ========      =========

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003.

                                                              Three months ended June 30,          Six months ended June 30,
                                                                 2004             2003              2004             2003
                                                              -----------      -----------       -----------      -----------
Numerator for both basic and diluted earnings per share:
  Net income (loss)                                           $   626,866      $  (450,576)      $   824,077      $  (711,138)
                                                              ===========      ===========       ===========      ===========
Denominator:
  Denominator for basic net income (loss) per
    common share--weighted average shares                      25,030,159       24,402,398        24,932,969       28,978,635
  Effect of dilutive securities:
    Stock options and warrants                                  7,993,724               --         7,612,693               --
                                                              -----------      -----------       -----------      -----------
  Denominator for diluted net income (loss) per
    common share--adjusted weighted average
    shares and assumed conversion                              33,023,883       24,402,398        32,545,662       28,978,635
                                                              ===========      ===========       ===========      ===========

Net income (loss) per common share (basic)                    $      0.03      $     (0.02)      $      0.03      $     (0.02)
                                                              ===========      ===========       ===========      ===========
Net income (loss) per common share (diluted)                  $      0.02      $     (0.02)      $      0.03      $     (0.02)
                                                              ===========      ===========       ===========      ===========

During the six months ended June 30, 2004, the number of our common shares issued increased by 578,748 shares due to the exercise of stock options by several individuals. We received approximately $54,000 from these individuals, which represents the exercise price of the options. As of June 30, 2003, we had approximately 5.2 million shares underlying options and warrants that were currently exercisable, but were not included in our calculation of weighted average common shares outstanding as they were antidilutive.

NOTE 3 - LINE OF CREDIT

In February 2004, we executed an amendment to our line of credit arrangement with Silicon Valley Bank. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2005. To date, we have not borrowed any funds under the line of credit.

NOTE 4 - LEGAL PROCEEDINGS

In November 2003, we executed a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Strategic Performance Fund - II ("SPF-II"), Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") and four of the physician owners of Park Place, in connection with a legal proceeding concerning an alleged breach by us of two leases. In consideration for the dismissal of all claims and mutual releases, we paid approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions of the Settlement Agreement. As the payment was made into escrow prior to year end, this cash was removed from our consolidated balance sheet as of December 31, 2003. Payment out of escrow was contingent upon the occurrence, on or before September 25, 2004 of (i) the bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and
(ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In addition, HealthGrades agreed to pay an additional $50,000 to SPF-II on or before September 25, 2004. The aggregate payment amount of $491,000 was recorded as an expense in our consolidated statement of operations in the third quarter of 2003. In April 2004, upon satisfaction of the conditions described above, the $441,000 in the above mentioned escrow account was released to SPF-II. In July 2004, we made the final $50,000 payment to SPF-II, and an order of dismissal was entered on July 30, 2004.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.


NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to approximately $1,100 and $400 for the six months ended June 30, 2004 and 2003, respectively.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, anticipated future revenues and anticipated additional personnel additions are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures, customer turnover and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, particularly under "Risk Factors" in Item 1.

Introductory Commentary

In evaluating our financial results and financial condition, management has focused principally on the following:

Revenue Growth and Client Retention - We believe these are key factors affecting both our results of operations and our liquidity. Revenue growth during the first six months of 2004 reflects growth across all of our product areas. In prior years, our revenue growth was principally due to increased sales of our Strategic Quality Initiative (SQI) program to hospitals. In addition, our sales were particularly strong in the period following our annual release of our new ratings, which occurs during the fall for most of the procedures and diagnoses for which we rate hospitals. However, we believe that additional initiatives have contributed to increased growth, both generally and during periods where we have not experienced pronounced growth in the past. In the second quarter of 2003, we announced the winners of our first annual Distinguished Hospital Award for Clinical Excellence(TM) (DHA). Winners of the DHA represent the highest-scoring of the nation's full-service hospitals based on a proprietary, three-year, risk-adjusted analysis of procedures and diagnoses in six major clinical specialties. In the fourth quarter of 2003, we identified the DHA winners for the 2004 year and began marketing our services to the winners. Sales of both our SQI and DHA programs during the third and fourth quarter of 2003 contributed to our 2004 revenue growth due to the fact that we recognize revenue related to our marketing programs on a straight-line basis over the first year term of the agreement. In addition, we experienced meaningful growth from the sales of our quality information to employers, benefits consulting firms, consumers and others through both our Healthcare Quality Reports and our Quality Ratings Suite (QRS) as well as increased revenues from our Quality Assessment and Improvement (QAI) products.

In addition to increasing our revenue base from new sales, a principal objective for us is to achieve a high rate of retention of our clients. This is particularly true for our agreements with hospitals, which are typically signed for three-year terms, subject to a cancellation right by either the client or us, on each annual anniversary date. We believe one of the obstacles to maintaining high retention rates is that clients who signed hospital contracts with us several years ago, when we were developing our provider services and charging significantly lower fees than we do today, may be unwilling to accept our current pricing structure. In addition, beginning in January 2004, we no longer offer exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject the ability of a client or us to terminate on each anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006. During the six months ended June 30, 2004, we retained contracts representing approximately 78% of the annual revenue associated with all contracts that had first or second year anniversaries during this period.

We typically receive a non-refundable payment from hospital clients for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date) upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our liquidity could be adversely affected.


Variable Expense Considerations - During 2003, we added personnel to provide client consulting and support for our DHA, SQI and QAI programs, as well as personnel in our information technology department who work on existing and future client services. We anticipate that we will continue to add client consultants, some information technology personnel and, possibly, additional administrative support personnel during 2004 as we continue to expand our revenue base. The additional of personnel, particularly client consultants, will be dependent on the level and mix of our sales. For example, our QAI programs entail more consulting services and, therefore, require a higher ratio of consultants to service these arrangements compared to our other products. Moreover, we have in place a cash incentive program for 2004, the amount of which will be dependent upon company performance. Based on company performance through the first six months of 2004, we have accrued approximately $325,000 related to this incentive plan. Management recognizes that any increases in expenses to accommodate future growth must be applied in a disciplined fashion so as to enable us to obtain meaningful benefits from the standpoint of our operations and cash flows.

Distribution and Other Collaborative Arrangements - As part of our revenue growth strategy, we seek to enter into arrangements with well recognized businesses to develop new products such as our Distinguished Hospital Award Program, which we developed with J.D. Power and Associates, and expand upon distribution channels through relationships with companies such as Hewitt Associates, which provides our quality information to over 125 Fortune 1000 corporations throughout the United States. We expect to continue to seek arrangements such as these to increase the reach of our product offerings as well as the awareness and market penetration of our QRS and QAI programs. In June 2004, we announced an arrangement with 3M Health Information Systems (3M) under which we will offer, pursuant to a program called the "Quality Excellence Program", their coding expertise and process improvement services in conjunction with our clinical quality improvement services. This program is designed to assist hospitals in assessing and improving their performance in the quality of care delivered and the accuracy of the patient data that is publicly available and utilized by employers, payers, and consumers to identify the best hospitals.

We believe our cash resources are sufficient to support ongoing operations for the next twelve months. Nevertheless, we confront the risk that our inability to generate revenues as expected could compel us to seek additional financing which may not be available at satisfactory terms.


Critical Accounting Estimates

      In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. See Part II, Item 7 , "Management's Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Estimates", in our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our goodwill impairment analysis. For the six months ended June 30, 2004, no interim impairment test was performed, as no indicators of impairment were present.

Evolving Accounting Guidance Regarding Revenue Recognition

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Evolving Guidance Regarding Revenue Recognition", in our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of this matter.


RESULTS OF OPERATIONS

Revenue Overview

                                               Three months   Three months     Six months       Six months
                                                  ended           ended           ended           ended
Product Area                                  June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
------------                                  -------------   -------------   -------------   -------------
Marketing services to hospitals
  (SQI and DHP products)                        $2,079,080      $1,499,285      $4,155,962      $2,826,755
Quality improvement services to hospitals
  (QAI products)                                   455,862         218,637         849,003         419,251
Sales of quality information to employers,
  consumers and others
  (QRS and Healthcare Quality Reports)             914,558         253,105       1,600,459         428,948
Consultant reimbursed travel                        50,814          38,284         112,313          72,098
                                                ----------      ----------      ----------      ----------
Total                                           $3,500,314      $2,009,311      $6,717,737      $3,747,052
                                                ==========      ==========      ==========      ==========

Ratings and advisory revenue. For the three and six months ended June 30, 2004, ratings and advisory revenue was approximately $3.5 million and $6.7 million, respectively, compared to ratings and advisory revenue of $2.0 million and $3.7 million for the three and six months ended June 30, 2003. These increases are due to continued growth in the sale of our suite of marketing and quality assessment and improvement products to hospitals and the sales of our quality information to employers, benefits consulting firms, consumers and others. For the three months ended June 30, 2004 compared to the three months ended June 30, 2003, sales to hospitals accounted for approximately $830,000 or 56% of our increased revenue while our sales of quality information accounted for approximately $661,000 or 44% of the increase. For the second quarter of 2004 and 2003, approximately 59% and 75% of our ratings and advisory revenue was derived from our marketing services to hospitals. In addition, approximately 13% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the second quarter of 2004 compared to 11% for the same period of 2003. Sales of our quality information totaled 26% of our ratings and advisory revenue for the three months ended June 30, 2004 compared to 13% for the same period of 2003.

Cost of ratings and advisory revenue. For the three months and six months ended June 30, 2004, cost of ratings and advisory revenue was $548,000 and $1.2 million, respectively, or approximately 16% and 18% of ratings and advisory revenue, compared to $465,000 and $905,000, respectively, or approximately 23% and 24% for the same period of 2003. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due to the fact that our revenue growth was principally from our marketing services to hospitals and sales of quality information, which do not require a substantial amount of incremental cost to deliver. In addition, one of the significant components of cost of ratings and advisory revenue is our cost to acquire data, which has remained relatively fixed for the last year. Moreover, our sales of our healthcare quality reports do not require any commission costs as these are sold online directly to consumers. Costs related to our healthcare quality reports are principally sales and marketing costs related to payments we make for search engine placement on the internet as well as fees paid to a consultant. These costs are recorded in sales and marketing in our consolidated statements of operations.

Sales and marketing costs for the three and six month periods ended June 30, 2004 increased to approximately $1.2 million and $2.2 million, respectively, or 33% of ratings and advisory revenue, from approximately $847,000 and $1.5 million, or 42% and 40% of ratings and advisory revenue for the three and six months ended June 30, 2003. The decrease as a percentage of ratings and advisory revenue is primarily due to our increased existing base of business. We pay a lesser percentage of commissions to our sales group upon renewals of contracts with hospitals than we pay with respect to new contracts.

General and administrative expenses. For the three months ended June 30, 2004, general and administrative expenses were approximately $731,000, a decrease of approximately $80,000 from general and administrative expenses of approximately $811,000 for the same period of 2003. For the six months ended June 30, 2004, general and administrative expenses increased by approximately $133,000 to $1.5 million compared to the same period of 2003. The decrease in expenses from the three months ended June 30, 2003, is principally due to the fact that the second quarter of 2003 included an accrual of approximately $268,000 related to cash bonuses paid in July 2003. Because the amount of these bonus payments were not known as of the end of the first quarter of 2003 and the payments were not approved until the second quarter of 2003, the entire amount of the bonus payout was accrued during the second quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a working capital deficit of approximately $887,000, a decrease of $933,000 from a working capital deficit of approximately $1.8 million as of December 31, 2003. Included in current liabilities are $5.4 million in deferred income, representing contract payments for future services. These amounts will be reflected in revenue upon provision of the related services. For the first six months of 2004, cash flow provided by operations was approximately $950,000 compared to $110,000 for the same period of 2003.

We have a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of June 30, 2004, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75% and are secured by substantially all of our assets. In February 2004, we negotiated an extension of the maturity date of the Agreement from February 20, 2004 to February 20, 2005. Interest is due monthly on advances outstanding, and the principal balance of any advances taken by us are due on February 20, 2005. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of June 30, 2004, we were in compliance with these covenants.

In February 2004, we added approximately 2,900 square feet of office space to our existing lease of 12,200 square feet. Total annual lease costs are now approximately $270,000. The lease expires in February 2005. We anticipate that we will begin negotiations in the summer or fall of 2004 on a multi-year extension to our current lease.

Operating lease obligations relate principally to our office space lease. In addition to these obligations, we anticipate incurring certain capital expenditures during the remainder of 2004 primarily to upgrade some of our information technology hardware and software. We expect that total capital expenditures in 2004 will be less than $300,000. For the six months ended June 30, 2004, capital expenditures totaled approximately $151,000 and relate to leasehold improvements in connection with the additional office space noted above as well as planned upgrades to our information technology infrastructure.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, as noted above, upon execution of our SQI, DHP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us on each annual anniversary date). We record the cash payment as deferred revenue, which is a current liability on our consolidated balance sheet, which is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of June 30, 2004, our investment in this fund amounted to approximately $2.9 million. This amount is included within the cash and cash equivalent line item of our balance sheet and consists of investments in highly liquid U.S. treasury securities with maturities of 90 days or less. For the six months ended June 30, 2004, interest earned on this balance was $5,083. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2004, we held our annual meeting of stockholders. At the meeting, the stockholders voted on the election of five members of the Board of Directors.

      The voting results are set forth below.

      1. Election of Directors:

NAME OF NOMINEE                             FOR               WITHHELD
---------------                             ---               --------
Kerry R. Hicks                           23,247,912             38,200
Peter H. Cheesbrough                     23,247,912             38,200
Leslie S. Matthews                       23,247,912             38,200
John J. Quattrone                        23,247,912             38,200
J. D. Kleinke                            23,247,912             38,200

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

      31.1 Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

      31.2 Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

      32.1 Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

      32.2 Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).

      (b) Reports on Form 8-K.

      During the quarter ended June 30, 2004, we furnished a report on Form 8-K. The report, furnished on April 30, 2004 and dated April 29, 2004, provided information responsive to Item 12 in connection with our second quarter results of operations.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      HEALTH GRADES, INC.

Date: August 16, 2004                 By: /s/ Allen Dodge
                                          -------------------------------------
                                          Allen Dodge
                                          Senior Vice President - Finance and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits
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

  31.1      Certificate of the Chief Executive Officer of Health Grades, Inc.
            required by Rule 15d-14(a).

  31.2      Certificate of the Chief Financial Officer of Health Grades, Inc.
            required by Rule 15d-14(a).

  32.1      Certificate of the Chief Executive Officer of Health Grades, Inc.
            required by Rule 15d-14(b).

  32.2      Certificate of the Chief Financial Officer of Health Grades, Inc.
            required by Rule 15d-14(b).