Form 10-Q
period 2004-09-30
HEALTH GRADES INC
filed 2004-11-15
CIK 1027915

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended        SEPTEMBER 30, 2004
                               ---------------------------------------

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

        On October 31, 2004, 25,122,231 shares of the Registrant's common stock, $.001 par value, were outstanding.

                      Health Grades, Inc. and Subsidiaries

                                      INDEX

        PART I.  FINANCIAL INFORMATION:

        Item 1.         Condensed Consolidated Balance Sheets
                            September 30, 2004 and December 31, 2003..........     3

                            Condensed Consolidated Statements of Operations -
                            Three and Nine Months Ended September 30, 2004 and
                            2003..............................................     4

                            Condensed Consolidated Statements of Cash Flows -
                            Nine Months Ended September 30, 2004 and 2003.....     5

                            Notes to Condensed Consolidated Financial
                            Statements........................................     6

        Item 2.         Management's Discussion and Analysis of Financial
                            Condition and Results of Operations...............     9

        Item 3.         Quantitative and Qualitative Disclosures About
                            Market Risk.......................................     12

        Item 4.         Controls and Procedures ..............................     12

        PART II.  OTHER INFORMATION:                                               13

        Item 6.         Exhibits .............................................     13

                          PART I. FINANCIAL INFORMATION
                      Health Grades, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                  SEPTEMBER 30,   DECEMBER 31,
                                                                       2004           2003
                                                                 ---------------  -------------

ASSETS
Cash and cash equivalents                                         $  4,792,913    $  3,559,125
Accounts receivable, net                                             2,104,926       1,688,336
Prepaid expenses and other                                             251,631         230,840
                                                                  ------------    ------------
Total current assets                                                 7,149,470       5,478,301

Property and equipment, net                                            358,874         236,757
Goodwill                                                             3,106,181       3,106,181
                                                                  ------------    ------------
Total assets                                                      $ 10,614,525    $  8,821,239
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                  $     78,232    $    116,117
Accrued payroll, incentive compensation and related expenses           959,807       1,148,161
Accrued expenses                                                       171,176         175,380
Deferred income                                                      6,316,700       5,785,437
Income taxes payable                                                    71,960          73,343
                                                                  ------------    ------------
Total current liabilities                                            7,597,875       7,298,438

Long-term liabilities                                                       --              --
                                                                  ------------    ------------
Total liabilities                                                    7,597,875       7,298,438

Commitments and contingencies                                               --              --

Stockholders' equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized,
  no shares issued or outstanding                                           --              --
Common stock, $0.001 par value, 100,000,000 shares authorized, and 44,718,949 and 44,052,153 shares issued in 2004 and
   2003, respectively                                                   44,718          44,052
Additional paid-in capital                                          90,041,326      89,814,939
Accumulated deficit                                                (73,301,814)    (74,568,610)
Treasury stock, 19,563,390 shares                                  (13,767,580)    (13,767,580)
                                                                  ------------    ------------
  Total stockholders' equity                                         3,016,650       1,522,801
                                                                  ------------    ------------
Total liabilities and stockholders' equity                        $ 10,614,525    $  8,821,239
                                                                  ============    ============


     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30                       SEPTEMBER 30
                                                  --------------------------------- ----------------------------------
                                                       2004              2003              2004                2003
                                                  --------------------------------- ----------------------------------
Revenue:
  Ratings and advisory revenue                    $  3,673,293      $  2,289,669       $ 10,391,030      $  6,036,721
  Other                                                    286                32              1,403             1,519
                                                  ------------      ------------       ------------      ------------
                                                     3,673,579         2,289,701         10,392,433         6,038,240

Expenses:
   Cost of ratings and advisory revenue                650,932           510,428          1,861,238         1,415,535
                                                  ------------      ------------       ------------      ------------
Gross margin                                         3,022,647         1,779,273          8,531,195         4,622,705

Operating expenses:
  Sales and marketing                                1,296,566           817,061          3,541,015         2,306,666
  Product development                                  481,819           337,284          1,392,501           997,462
  Litigation settlement                                     --           491,000                 --           491,000
  General and administrative                           805,894           655,709          2,340,317         2,057,120
                                                  ------------      ------------       ------------      ------------

  Income (loss) from operations                        438,368          (521,781)         1,257,362        (1,229,543)

Other:
   Gain  on sale of assets and other                        --                --                 --                75
   Interest income                                       4,351             1,586              9,434             5,601
   Interest expense                                         --            (6,062)                --           (13,528)
                                                  ------------      ------------       ------------      ------------
Income (loss) before income tax benefit                442,719          (526,257)         1,266,796        (1,237,395)
Income tax benefit                                          --                --                 --                --
                                                  ------------      ------------       ------------      ------------

Net income (loss)                                 $    442,719      $   (526,257)      $  1,266,796      $ (1,237,395)
                                                  ============      ============       ============      ============


Net income (loss) per common share (basic)        $       0.02      $      (0.02)      $       0.05      $      (0.05)
                                                  ============      ============       ============      ============

Weighted average number of common shares
  used in computation (basic)                       25,110,477        24,404,493         24,992,570        27,437,166
                                                  ============      ============       ============      ============


Net income (loss) per common share (diluted)      $       0.01      $      (0.02)      $       0.04      $      (0.05)
                                                  ============      ============       ============      ============

Weighted average number of common shares
  used in computation (diluted)                     33,192,577        24,404,493         32,762,065        27,437,166
                                                  ============      ============       ============      ============

     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          NINE MONTHS ENDED SEPTEMBER 30
                                                               2004              2003
                                                         --------------------------------
OPERATING ACTIVITIES
Net income (loss)                                          $ 1,266,796       $(1,237,395)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in ) operating
  activities:
Depreciation                                                   102,221            73,551
Bad debt expense                                                    --            11,667
Gain on disposal of assets                                          --               (75)
Non-cash compensation expense related to non-employee
  stock options                                                157,500            15,825
Change in operating assets and liabilities:
     Accounts receivable net                                  (416,590)       (1,141,884)
     Prepaid expenses and other assets                         (20,791)          129,964
     Accounts payable and accrued expenses                     (42,089)          539,285
     Accrued payroll, incentive compensation
       and related expenses                                   (188,354)          196,011
     Income taxes payable                                       (1,383)             (420)
     Deferred income                                           531,263         1,356,008
                                                           -----------       -----------
Net cash provided by (used in) operating activities          1,388,573           (57,463)

INVESTING ACTIVITIES
Purchase of property and equipment                            (224,338)         (135,206)
Sale of property and equipment                                      --                75
                                                           -----------       -----------
Net cash used in investing activities                         (224,338)         (135,131)

FINANCING ACTIVITIES
Proceeds from note payable                                          --           500,000
Principal repayments on note payable                                --          (120,851)
Exercise of common stock options                                69,553                --
Purchases of treasury stock                                         --          (500,000)
                                                           -----------       -----------
Net cash provided by (used in) financing activities             69,553          (120,851)
                                                           -----------       -----------

Net increase (decrease) in cash and cash equivalents         1,233,788          (313,445)
Cash and cash equivalents at beginning of period             3,559,125         2,947,047
                                                           -----------       -----------
Cash and cash equivalents at end of period                 $ 4,792,913       $ 2,633,602
                                                           ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                      Health Grades, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)

                               September 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. ("HealthGrades") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

DESCRIPTION OF BUSINESS

HealthGrades provides proprietary, objective healthcare provider ratings and quality improvement consulting services. We provide our clients with healthcare information, including information relating to quality of care of hospitals and nursing homes and detailed profile information on physicians, that enables our clients to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

We offer services to hospitals that are tailored to address service areas (e.g. cardiac, orthopedics, vascular, etc.) upon which they are either attempting to build a reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs. We also offer physician-led quality improvement consulting engagements for any hospitals that are seeking to enhance quality.

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

For the nine months ended September 30, 2004, the fair value of options awarded during this period were estimated using the Black- Scholes model with the following assumptions: a risk-free interest rate over the life of the options of between 2.44% to 3.16%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.51 to 1.78.

For the nine months ended September 30, 2003, the fair value of options awarded during this period were estimated using the Black-Scholes model with the following assumptions: a risk-free interest rate over the life of the options of between 1.32% to 2.23%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.96 to 2.04.

The following table illustrates the effect on net income (loss) and income
(loss) per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plan.

                                                               Three months ended September 30,  Nine months ended September 30,
                                                                    2004            2003            2004            2003
                                                               -------------   -------------   -------------   --------------
Net income (loss) as reported                                  $     442,719  $    (526,257)   $   1,266,796   $  (1,237,395)
Add: Stock-based employee compensation
 expense included in reported net income
 under APB No. 25, net of related tax effects                            --             --               --              --
Less: Stock-based employee compensation
 expense determined under fair value based method
 for awards, net of related tax effects                              (84,976)      (103,878)        (150,379)       (288,532)
                                                               -------------  -------------    -------------   -------------
Pro forma net income (loss)                                    $     357,743  $    (630,135)   $   1,116,417   $  (1,525,927)
                                                               =============  =============    =============   =============

Income (loss) per share:

  Basic as reported                                            $        0.02  $       (0.02)   $        0.05   $       (0.05)
                                                               =============  =============    =============   =============
  Diluted  as reported                                         $        0.01  $       (0.02)   $        0.04   $       (0.05)
                                                               =============  =============    =============   =============

  Basic pro forma                                              $        0.01  $       (0.03)   $        0.04   $       (0.06)
                                                               =============  =============    =============   =============
  Diluted pro forma                                            $        0.01  $       (0.03)   $        0.03   $       (0.06)
                                                               =============  =============    =============   =============


The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003.


                                                            Three months ended September 30,     Nine months ended September 30,
                                                                2004              2003              2004               2003
                                                             -------------    -------------      -------------    -------------
Numerator for both basic and diluted
  earnings per share:
  Net income (loss)                                          $     442,719    $    (526,257)     $   1,266,796    $  (1,237,395)
                                                             =============    =============      =============    =============
Denominator:
  Denominator for basic net income (loss) per
     common share--weighted average shares                      25,110,477       24,404,493         24,992,570       27,437,166
  Effect of dilutive securities:
     Stock options and warrants                                  8,082,100               --          7,769,495               --
                                                             -------------    -------------      -------------    -------------
  Denominator for diluted net income (loss) per
     common share--adjusted weighted average
     shares and assumed conversion                              33,192,577       24,404,493         32,762,065       27,437,166
                                                             =============    =============      =============    =============

Net income (loss) per common share (basic)                   $        0.02            (0.02)     $        0.05    $       (0.05)
                                                             =============    =============      =============    =============
Net income (loss) per common share (diluted)                 $        0.01            (0.02)     $        0.04    $       (0.05)
                                                             =============    =============      =============    =============

During the nine months ended September 30, 2004, the number of our common shares issued increased by 666,796 shares due to the exercise of stock options by several individuals. We received approximately $70,000 from these individuals, which represents the exercise price of the options. In addition, during the nine months ended September 30, 2004, we granted options to purchase 150,000 shares of our common stock to a consultant. We recorded an expense of approximately $158,000 in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2004 based upon the fair value of these options. As of September 30, 2003, we had approximately 5.5 million shares underlying options and warrants that were currently exercisable, but were not included in our calculation of weighted average common shares outstanding as they were antidilutive.

NOTE 3 - LINE OF CREDIT

In February 2004, we executed an amendment to our line of credit arrangement with Silicon Valley Bank. The terms of the amendment provide for an extension of the maturity date of the $1,000,000 line of credit arrangement to February 20, 2005. To date, we have not borrowed any funds under the line of credit.

NOTE 4 - LEGAL PROCEEDINGS

In November 2003, we executed a Settlement Agreement and Mutual Release (the "Settlement Agreement") with Strategic Performance Fund - II ("SPF-II"), Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center ("Park Place") and four of the physician owners of Park Place, in connection with a legal proceeding concerning an alleged breach by us of two leases. In consideration for the dismissal of all claims and mutual releases, we paid approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions of the Settlement Agreement. In addition, HealthGrades agreed to pay an additional $50,000 to SPF-II on or before September 25, 2004. The aggregate payment amount of $491,000 was recorded as an expense in our consolidated statement of operations in the third quarter of 2003. As the $441,000 payment was made into escrow prior to year end, this cash was removed from our consolidated balance sheet as of December 31, 2003. Payment out of escrow was contingent upon the occurrence, on or before September 25, 2004 of (i) the bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and (ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In April 2004, upon satisfaction of the conditions described above, the $441,000 in the above mentioned escrow account was released to SPF-II. In July 2004, we made the final $50,000 payment to SPF-II, and an order of dismissal was entered on July 30, 2004.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to $1,383 and $420 for the nine months ended September 30, 2004 and 2003, respectively.

ITEM 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including statements concerning the sufficiency of available funds, the addition of new service lines, anticipated future revenues and anticipated additional personnel additions are "forward looking statements." Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including unanticipated expenditures, client turnover inability of management to identify or develop additional service lines and other factors discussed below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, particularly under "Risk Factors" in Item 1.

Introductory Commentary

In evaluating our financial results and financial condition, management has focused principally on the following:

Revenue Growth and Client Retention - We believe these are key factors affecting both our results of operations and our liquidity. Revenue growth during the first nine months of 2004 reflects growth across all of our product areas. In prior years, our revenue growth was principally due to increased sales of our Strategic Quality Initiative (SQI) program to hospitals. Sales of our SQI programs to hospitals were particularly strong in the period following our annual release of our new ratings, which occurs during the fall for most of the procedures and diagnoses for which we rate hospitals. This trend continued in 2004 as sales were strong in September. We also have added, and plan to continue to add, new service lines and awards to market to hospitals. For example, in the second quarter of 2003, we announced the recipients of our first annual Distinguished Hospital Award for Clinical Excellence(TM) (DHA-CE). Hospitals that were DHA-CE recipients represent the highest-scoring of the nation's full-service hospitals based on a three-year, risk-adjusted analysis of procedures and diagnoses in six major clinical specialties. In the fourth quarter of 2003, we identified the DHA-CE recipients for the 2004 year and began marketing our services to those hospitals. Sales of both our SQI and DHA-CE programs during the third and fourth quarter of 2003 contributed to our 2004 revenue growth. Our Distinguished Hospital Award for Patient Safety(TM) (DHA-PS) was launched during the latter part of the second quarter of 2004. This award is based on thirteen of the Agency for Healthcare Research and Quality's Patient Safety Indicators. As part of our 2005 ratings release, which occurred in October 2004, we added Gastrointestinal services to the eight service lines that we currently market to hospitals. In addition, we have developed a new Critical Care service line (which includes procedures and diagnoses such as pulmonary embolism, sepsis and respiratory failure) which we will begin marketing to hospitals during the fourth quarter of 2004.

We also experienced meaningful growth from the sales of our quality information to employers, benefits consulting firms, consumers and others through our Healthcare Quality Reports and our Quality Ratings Suite (QRS). We have achieved this growth principally through the utilization of our distribution channels for our Healthcare Quality Reports such as Hewitt Associates, which provides our quality information to over 125 Fortune 1000 corporations throughout the United States and the increased sales of our information to consumers.

In addition to our efforts to generate new sales, a principal objective for us is to achieve a high rate of retention of our clients. This is particularly true for our hospital clients, which typically sign agreements for three-year terms, subject to a cancellation right by either the hospital or us, on each annual anniversary date. We believe one of the obstacles to maintaining high retention rates is that clients who signed hospital contracts with us several years ago, when we were developing our provider services business and charging significantly lower fees than we do today, may be unwilling to accept our current pricing structure. In addition, beginning in January 2004, we no longer offer exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject to the ability of a client or us to terminate on each anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006. While the termination of exclusivity provisions may serve as a disincentive for some hospitals to renew agreements with us, we believe we will benefit from the ability to market our services to hospitals that we were previously precluded from approaching under exclusivity arrangements. During the nine months ended September 30, 2004, we retained contracts representing approximately 76% of the annual revenue associated with all contracts that had first or second year anniversaries during this period.

We typically receive a non-refundable payment from hospital clients for the first year of the contract term upon contract execution. If we are unable to attract new hospital clients and retain a significant portion of our current clients, our liquidity could be adversely affected.

Variable Expense Considerations - During 2003, we added personnel to provide client consulting and support for our DHA-CE, SQI and QAI programs, as well as personnel in our information technology department who work on existing and future client services. We anticipate that we will continue to add client consultants, information technology personnel and, possibly, additional administrative support personnel as we continue to expand our revenue base. The addition of personnel, particularly client consultants, will be dependent on the level and mix of our sales. For example, our QAI programs entail more consulting services and, therefore, require a higher ratio of consultants than our other programs. We also continue to look for ways to enhance our existing database of quality information. We believe the quality of our information is of the utmost importance and we will continue to pursue ways to enhance both the quantity and quality of our information. We also have in place a cash incentive program for 2004, the amount of which will be dependent upon company performance. Based on company performance through the first nine months of 2004, we have recorded an expense of approximately $518,000 related to the program. Of this amount, approximately $169,000 was paid out to employees during the third quarter and the remaining $349,000 is accrued in the accompanying condensed consolidated balance sheet. Management recognizes that any increases in expenses to accommodate future growth must be applied in a disciplined fashion so as to enable us to obtain meaningful benefits from the standpoint of our operations and cash flows.

Distribution and Other Collaborative Arrangements - As part of our revenue growth strategy, we seek to enter into arrangements with well recognized businesses to develop new products such as our Distinguished Hospital Award Program, which we developed with J.D. Power and Associates, and expand upon distribution channels through relationships with companies such as Hewitt Associates. We expect to continue to seek arrangements such as these to increase the reach of our product offerings, as well as the awareness and market penetration of our QRS and QAI programs. In June 2004, we announced an arrangement with 3M Health Information Systems (3M) under which we will offer, pursuant to a "Quality Excellence Program", 3M's coding expertise and process improvement services in conjunction with our clinical quality improvement services. This program is designed to assist hospitals in assessing and improving their performance in the quality of care delivered and the accuracy of the patient data that is publicly available and utilized by employers, payers, and consumers to identify the best hospitals.

We believe our cash resources are sufficient to support ongoing operations for the next twelve months. Nevertheless, we confront the risk that our inability to generate revenues as expected could compel us to seek additional financing, which may not be available at satisfactory terms.

Critical Accounting Estimates

    In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. See Part II, Item 7 , "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Estimates", in our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of our goodwill impairment analysis. For the nine months ended September 30, 2004, no interim impairment test was performed, as no indicators of impairment were present.

Evolving Accounting Guidance Regarding Revenue Recognition

See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Evolving Guidance Regarding Revenue Recognition", in our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of this matter.


RESULTS OF OPERATIONS

Revenue Overview


                                       Three months ended      Three months ended       Nine months ended      Nine months ended
Product Area                           September 30, 2004      September  30, 2003      September 30, 2004     September 30, 2003
------------                           ------------------      -------------------      ------------------     ------------------
Marketing services to hospitals
(SQI and DHP products)                 $ 2,131,578              $ 1,675,224             $ 6,287,540            $ 4,501,979

Quality improvement services to
hospitals
(QAI products)                             580,330                  220,089               1,429,333                639,340

Sales of quality information to
employers, consumers and others
(QRS and Healthcare Quality
Reports)                                   919,835                  309,941               2,520,294                738,889

Consultant reimbursed travel                41,550                   44,165                 153,863                116,263

Other                                           --                   40,250                      --                 40,250
                                       -----------              -----------             -----------            -----------
Total                                  $ 3,673,293              $ 2,289,669             $10,391,030            $ 6,036,721
                                       ===========              ===========             ===========            ===========

Ratings and advisory revenue. For the three and nine months ended September 30, 2004, ratings and advisory revenue was approximately $3.7 million and $10.4 million, respectively, compared to ratings and advisory revenue of $2.3 million and $6.0 million for the three and nine months ended September 30, 2003. For the third quarter of 2004 and 2003, approximately 58% and 73% of our ratings and advisory revenue was derived from our marketing services to hospitals. Although revenue from our marketing services declined as a percentage of total revenue from 2003 to 2004, revenues from this product area increased by approximately $456,000 to $2.1 million for the three months ended September 30, 2004.
This increase is principally due to the addition of new clients from 2003 to 2004. We continue to add clients for our eight existing service lines as well as our Distinguished Hospital Awards for Clinical Excellence and Patient Safety. In addition, approximately 16% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the third quarter of 2004 compared to 10% for the same period of 2003. Sales of our quality information totaled 25% of our ratings and advisory revenue for the three months ended September 30, 2004 compared to 14% for the same period of 2003. Our relationship with Hewitt Associates, through whom we provide our quality information to over 125 of the Fortune 1000 companies was a principal reason for the increase in sales of our quality information along with growth in our direct sales of quality reports to consumers via our website.

Cost of ratings and advisory revenue. For the three months and nine months ended September 30, 2004, cost of ratings and advisory revenue was $651,000 and $1.9 million, respectively, or approximately 18% of ratings and advisory revenue, compared to $510,000 and $1.4 million, respectively, or approximately 22% and 23% for the same period of 2003. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due to the fact that our revenue growth was principally from our marketing services to hospitals and sales of quality information, and increase sales of these items do not entail a substantial amount of incremental cost. In addition, one of the significant components of cost of ratings and advisory revenue is our cost to acquire data, which has remained relatively fixed for the last year. Moreover, our sales of our healthcare quality reports do not require any commission costs as these are sold online directly to consumers. Costs related to our healthcare quality reports are principally related to payments to internet search engines for placement on the internet, as well as fees paid to a consultant. These costs are included in sales and marketing expense in our consolidated statements of operations.

Sales and marketing costs for the three and nine month periods ended September 30, 2004 increased to approximately $1.3 million and $3.5 million, respectively, or 35% and 34% of ratings and advisory revenue, from approximately $817,000 and $2.3 million, or 36% and 38% of ratings and advisory revenue for the three and nine months ended September 30, 2003. The decrease as a percentage of ratings and advisory revenue is primarily due to our increased existing base of business. We pay a lesser percentage of commissions to our sales group upon renewals of contracts with hospitals than we pay with respect to new contracts.

General and administrative expenses. For the three months ended September 30, 2004, general and administrative expenses were approximately $806,000, an increase of approximately $150,000 from general and administrative expenses of approximately $656,000 for the same period of 2003. For the nine months ended September 30, 2004, general and administrative expenses increased by approximately $283,000 to $2.3 million compared to the same period of 2003. The increase in expenses in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 is principally due to the addition of personnel from 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had a working capital deficit of approximately $448,000, a reduction of $1.4 million from our working capital deficit of approximately $1.8 million as of December 31, 2003. Included in current liabilities as of September 30, 2004 is $6.3 million in deferred income, representing contract payments for future services. These amounts will be reflected in revenue upon provision of the related services. For the first nine months of 2004, cash flow provided by operations was approximately $1.4 million compared to cash used in operations of approximately $57,000 for the same period of 2003. Our 2004 profit has favorably affected the improvement in our working capital deficit as well as our cash flow from operations.

We have a line of credit arrangement (the "Agreement") with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to a maximum borrowing equal to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. As of September 30, 2004, the entire $1.0 million is available to us. Advances under the Agreement bear interest at Silicon Valley Bank's prime rate plus .75% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding, and the principal balance of any advances taken by us are due on February 20, 2005. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of September 30, 2004, we were in compliance with these covenants.

In February 2004, we added approximately 2,900 square feet of office space to our existing lease of 12,200 square feet. Total annual lease costs are now approximately $270,000. The lease expires in February 2005. We have determined that we will be relocating our corporate office upon the expiration of our lease term. We are currently negotiating a lease on new office space in close proximity to our current location. We expect that the amount of office space we will be committing to will be significantly in excess of our current lease to accommodate our anticipated growth. We expect to incur costs related this move principally during the first quarter of 2005. These costs will include office furniture for the new location and moving existing equipment and files from our current location and other items. We have not yet determined the amount of our relocation costs. In addition, as we are increasing the amount of space under lease, we anticipate that our annual lease costs will increase significantly.

Operating lease obligations relate principally to our current office space lease. In addition to these obligations, we anticipate incurring certain capital expenditures during the remainder of 2004 primarily to upgrade some of our information technology hardware and software. We expect that total capital expenditures in 2004, including planned fourth quarter expenditures, will be less than $300,000. For the nine months ended September 30, 2004, capital expenditures totaled approximately $224,000 and related to leasehold improvements in connection with planned upgrades to our information technology infrastructure as well as the additional office space in our current location, as noted above.

Although we anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders' equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, as noted above, upon execution of our SQI, DHP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us on each annual anniversary date). We record the cash payment as deferred revenue, which is a current liability on our consolidated balance sheet and then amortized to revenue over the first year of the term. Subsequent annual payments, which are made in advance of the year to which the payment relates, are treated in the same manner. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new agreements. A significant failure to achieve sales targets in the plan or a significant decline in our renewal rate would have a material negative impact on our financial position and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of September 30, 2004, our investment in this fund amounted to approximately $4.4 million. This amount is included within the cash and cash equivalent line item of our balance sheet. The fund principally invests in highly liquid U.S. treasury securities with maturities of 90 days or less. For the nine months ended September 30, 2004, interest earned on this balance was $8,289. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

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

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS

   Exhibit No.                        Description
   ----------                         -----------

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

                                      HEALTH GRADES, INC.

Date: November 15, 2004               By: /s/ Allen Dodge
                                          -------------------------------------
                                          Allen Dodge
                                          Senior Vice President - Finance and
                                          Chief Financial Officer

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