Form 10-K
period 2004-12-31
HEALTH GRADES INC
filed 2005-03-31
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___TO ___

Commission file number 0-22019

HEALTH GRADES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	62-1623449 (I.R.S. Employer Identification No.)

500 GOLDEN RIDGE ROAD GOLDEN, CO (Address of principal executive offices)	80401 (Zip Code)

Registrant’s telephone number, including area code: (303) 716-0041

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $16,369,405. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all executive officers, directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of March 1, 2005 there were 26,036,858 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

This Report contains forward-looking statements that address, among other things, the availability of healthcare data, expansion of our revenue base, addition of personnel, 2005 cash incentive program, continued company expansion and anticipated capital expenditures. These statements may be found under “Item 1-Business,” “Item 1-Risk Factors,” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Report generally. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “may,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: the failure of the Company to generate increased revenues or unanticipated capital expenditures. In addition, other factors that could cause actual events or results to differ materially from those discussed in the forward looking statements are addressed in “Risk Factors” in Item 1 and matters set forth in the Report generally. We undertake no obligation to update publicly any forward-looking statements.

PART I

Item 1. Business.

BUSINESS

Overview

     Health Grades, Inc. (“HealthGrades”) provides proprietary, objective healthcare provider ratings and advisory services. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

     We currently provide ratings or profile information relating to the following healthcare providers:

•	Over 5,000 hospitals with risk-adjusted ratings on twenty-eight procedures/diagnoses and programmatic ratings for obstetrics and women’s health (as further described below). For twenty-six procedures/diagnoses, the risk adjustment was based upon the HealthGrades methodology. For Gastrointestinal Procedures and Surgeries and Respiratory Failure, the risk adjustment was based upon APR-DRG methodology developed by 3M Corporation. APR-DRG stands for All Patient Refined Diagnosis Related Group.

•	Over 620,000 physicians in over 120 specialties; and

•	Over 16,000 nursing homes.

     We offer services to hospitals that are either attempting to build a reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular, etc.) and at a procedure/diagnosis level (e.g., within the cardiac service line-coronary bypass surgery, heart attack, heart failure, etc.). We also offer physician-led quality improvement consulting engagements and other quality improvement analysis and services for any hospitals that are seeking to enhance quality.

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

     We also provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Quality Ratings Suite™ of products – Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™ and Home Health Quality Guide™. This information can be customized so that, for example, an employee can be provided with online access to quality data relating to healthcare providers within the provider network available under the employee’s health plan.

     We have entered into strategic arrangements with other service providers, including Ingenix and J.D. Power and Associates, in an effort to increase our name recognition and market presence, enhance our service offerings and increase the distribution of our products.

Healthcare Provider Quality Information

     We compile comprehensive information regarding various healthcare providers and distill the information to meet the requirements of consumers, employers, payers and other customers. While we provide certain information for no charge on our website, we charge users for more detailed information. Our revenues are generated, in part, through the provision of healthcare information derived from our database in a manner that can be useful to consumers, employers, benefits consulting firms, payers and others.

     The www.healthgrades.com website is a comprehensive healthcare information website that provides rating and other profile information regarding a variety of providers and facilities. Our goal is to provide comprehensive and objective healthcare ratings and profiles to assist consumers in making informed decisions regarding their family’s health.

     Hospital Specialty and Programmatic Ratings – We currently provide risk-adjusted hospital quality ratings in twenty-eight procedures/diagnoses. For twenty-six procedures/diagnoses, including, among others, coronary bypass surgery, acute myocardial infarction (heart attack), stroke, total knee or hip replacement and back and neck surgery, the risk adjustment is based upon our methodology. For Gastrointestinal Procedures and Surgeries and Respiratory Failure, the risk adjustment is based upon methodology developed by 3M Corporation. In addition, users can compare hospitals utilizing our programmatic ratings for obstetrics and women’s health. We have termed these “programmatic ratings” as our obstetrics ratings, and our women’s health ratings, which include our obstetrics ratings, are also based upon the presence or absence in a hospital’s obstetric program, of certain features as further described below, and not solely on mortality or complication rates at a discrete procedure/diagnosis level as our other ratings are. Our programmatic ratings are currently available in the sixteen states that provide us with all-payer data, as further described below. In general, all ratings are updated each fall other than our programmatic ratings, which typically are updated every spring.

     For each particular diagnosis or procedure chosen by the user, other than those relating to obstetrics and women’s health, we provide a rating system of five stars, three stars or one star (five stars is the highest rating; one star is the lowest) for virtually every hospital in the United States. We base all of our ratings, except ratings on obstetrics and women’s health, on three years of MedPAR (Medicare Provider Analysis and Review) data that we purchase from the Centers for Medicare and Medicaid Services (formerly Health Care Financing Administration), known as CMS. The MedPAR database contains the inpatient records of all Medicare patients. We apply proprietary algorithms to the MedPAR data to account for variations in risk in order to make the data comparable from hospital to hospital. In the initial analysis of the data, a separate data set is created for each group of patients having a specific procedure or diagnosis (e.g., coronary bypass surgery, total hip replacement), based on ICD-9-CM coding. The ICD-9-CM (International Classification of Diseases, Clinical Modification) is the official system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States. The ICD-9 is used to code and classify mortality data from death certificates. Each group of patients is defined by using the information on diagnoses and procedures coded in the patient records. The quality measure for some procedures or diagnoses is mortality, while the quality measure for others is major complications.

     Generally, approximately 75% to 80% of hospitals studied are classified as three stars. The three star rating is applied when there is no difference, statistically speaking, between a hospital’s predicted and actual performance. Approximately 10% to 15% of hospitals are rated five stars, which means that their performance is statistically better than expected. Approximately 10% to 15% of hospitals are rated one star, meaning that their performance was statistically worse than expected.

     For our obstetrics ratings, which also are subject to the five star rating system, we use state all-payer files from 16 individual states derived from the inpatient records of persons who utilize hospitals in those states. The 16 states represented on the site are: California, Florida, Iowa, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Texas, Utah, Virginia, Washington, and Wisconsin. This data represents all discharges for the 16 states over a three-year period set from 2000-2002. We analyzed several factors, such as volume of vaginal and cesarean delivery complications, for each hospital within the 16 all-payer states. We then developed a system that assigned a weight to each factor based on its importance to the quality of obstetric care. Based upon the application of this system, the top 15% of hospitals (in the 16 states) receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.

     For the women’s health ratings, which are also subject to the five star rating system, we use state all-payer files from the same 16 individual states referenced for our obstetrics ratings. These ratings are based upon outcomes in obstetric services and cardiac/stroke mortality outcomes for women. The top 15% of hospitals (in the 16 states) receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.

     Institutional and Service Line Hospital Awards - We recognize exceptional quality outcomes at an institutional level (e.g. hospital clinical excellence and patient safety) as well as at service line level. Hospitals that achieve distinction from us for their exceptional quality outcomes receive our Distinguished Hospital Award for Clinical Excellence™ (DHA-CE). This is an annual distinction that is typically announced at the beginning of each calendar year. For our 2005 award year, we segregated hospitals between teaching and non-teaching. For a teaching hospital to be considered for the DHA-CE, a hospital is required to have an average overall star rating of at least 3.3, total number of cases for HealthGrades’ related procedures of at least 5,000 and inhospital mortality or major complication rating in at least 23 of the 28 procedures/diagnoses that we rate using MedPAR data. For a non-teaching hospital to be considered for the DHA-CE, a hospital is required to have an average overall star rating of at least 3.3, total number of cases for HealthGrades’ related procedures of at least 4,000 and inhospital mortality or major complication rating in at least 21 of the 28 procedures/diagnoses that we rate using MedPAR data.

Nationwide, 229 hospitals received the DHA-CE designation in 2005.

     In 2004 we also released our first annual Distinguished Hospital Award for Patient Safety™ (DHA-PS). This distinction is based on thirteen of the Agency for Healthcare Research and Quality’s Patient Safety Indicators (including, among others, post-operative hip fracture, post-operative hemorrhage or hematoma and post-operative sepsis) and recognizes exceptional experience regarding the number and type of patient safety incidents within a hospital. In order to achieve distinction, hospitals had to meet the following additional criteria:

•	Have an average overall HealthGrades star rating of at least 2.5; and

•	Have a HealthGrades star rating in a minimum number of procedures/diagnoses as follows:

•	21 out of 26 procedures/diagnoses for teaching hospitals

•	20 out of 26 procedures/diagnoses for non-teaching hospitals

Recipients of the DHP-PS are in the top 7.5% of all hospitals considered.

Nationwide, 48 teaching hospitals and 40 non-teaching hospitals received the DHA-PS designation in 2004.

     In January 2005 we released our first annual Specialty Excellence Awards™. Hospitals with specialty practices in cardiac, orthopedic, vascular, pulmonary, stroke, gastrointestinal care or critical care ranked in the top ten percent in the nation received this distinction.

     Physician Quality Information - We provide quality information on over 620,000 physicians. This information includes, to the extent available through our data sources, primary and secondary specialty areas, medical school attended, years since medical school, address, telephone number, board certification, hospital affiliation and federal or state medical board sanction information. This data is compiled from a variety of public and private data sources. As not all physician information is identified by a specific physician identifier (e.g. Unique Physician Identification Number, or UPIN), we have developed an extensive matching process to ensure that we properly match the various data elements that we compile from numerous data sources to the appropriate physician.

     Nursing Home Ratings - We provide ratings of the performance of nursing homes across the United States that are Medicare or Medicaid certified and active in these programs. These ratings are typically updated on a monthly basis. In preparing the ratings, we analyze licensing survey data from CMS’s Online Survey Certification and Reporting (OSCAR) database and complaint data from CMS’s Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. Nursing homes whose most recent survey date was more than 20 months prior to the date the data was received by HealthGrades are not included in the analysis. Stand-alone Medicare and/or Medicaid nursing homes are analyzed apart from Medicare, hospital-based nursing homes. We do not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey are not included in our analysis. The ratings are assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations between the states’ survey processes and results. The best 30% of nursing homes receive five stars, and the middle 40% of nursing homes receive three stars.

Information and Related Services for Hospitals, Employers, Consumers, Benefits Consulting Firms, Payers and Professionals

     The information provided on our www.healthgrades.com website, and the database from which this information is derived, forms the basis of our marketing efforts. While certain information is provided free of charge on our website, we seek to generate revenues from hospitals, as well as employers, consumers and others as described below:

Services for Hospitals - We offer programs that provide business development tools and marketing assistance for hospitals seeking to distinguish themselves with respect to their clinical quality. We also provide client-focused consulting services and analytical products for hospitals seeking to understand and improve their quality. Our programs primarily cover the following clinical service lines:

•	Cardiac;

•	Orthopedics;

•	Vascular;

•	Pulmonary;

•	Neurosciences;

•	Gastrointestinal;

•	Critical care;

•	Obstetrics; and

•	Women’s health.

     SQI Program. We offer our SQI (Strategic Quality Initiative) program to highly rated providers only after our ratings are completed; we do not adjust our ratings based on whether a provider is willing to license with us.

     The SQI program provides business development tools to hospitals that are highly rated by us. Under our SQI program, we license the commercial use of the HealthGrades corporate mark, applicable data and multiple marketing messages that may be used by hospitals to demonstrate third party validation of excellence, including:

•	HealthGrades’ name, logo, stars and current ratings data including performance score

•	National designation (e.g., Top 5% in the Nation, Top 10% in the Nation) as applicable;

•	Specialty Excellence Award for a licensed service line as applicable;

•	State rank (i.e., Best in State, Best in Region) as applicable (not available for obstetrics or women’s health);

•	Marketing messages developed and approved by HealthGrades; and

•	Ratings comparisons developed and approved by HealthGrades.

     The license may be in a single service line (for example, Cardiac) or multiple service lines (for example, Cardiac, Neurosciences and Orthopedics). In addition, the SQI program provides ongoing access to HealthGrades’ marketing service and resources, including our in-house healthcare consultants, tailored to the hospital’s specific needs.

     In addition, our QAI (Quality Assessment and Improvement)-I program, described below, is made available to a hospital that has purchased our SQI program with respect to the areas covered by the SQI program. Our in-house healthcare consultants also provide certain onsite consulting services.

     QAI-I Program. We also assist hospitals in measuring the success of their quality efforts generally utilizing our in-house healthcare consultants. Whether purchased as a stand-alone product, or as part of the SQI program, the QAI-I program involves our provision of an on-site presentation to administrative, physician and quality improvement staff, including a detailed, quality analysis and report of the last three years of client’s Medicare data within the service areas licensed by the hospital. This analysis includes:

•	National and Five Star performer benchmarks;

•	Analysis of the hospital’s annual actual and predicted outcome data;

•	Risk adjusted analysis and comparison of hospital’s documented and coded risk factors;

•	Risk adjusted analysis and comparison of hospital’s documented and coded complications; and

•	Summary analysis presenting key observations and recommendations for overall improvement.

     Quality Report for Hospital Professionals — Clinical Service Line. We provide hospitals with a comprehensive report that enables them to improve quality of care by benchmarking their outcomes against national five-star hospitals and local competitors, detailing the strengths and weaknesses of their public quality profile and analyzing their quality data underlying their specific star ratings.

     Quality Report for Hospital Professionals — Patient Safety. We analyze hospitals’ performance within thirteen patient safety indicators established by the Agency of Healthcare Research and Quality (AHRQ), compares their performance against the best practice benchmark, the national average and their state average and details the strengths and weaknesses of their public safety profile.

     QAI-II Program. Our QAI-II program is principally designed to help a hospital improve the quality of its care in particular service lines. Using our database and on-site interviews, we can measure how well the hospital performs relative to national and regional best practices and help identify measures to improve quality. Detailed quality comparisons are also available at the hospital, physician group and individual physician level. Our physician-led consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis and quality improvement. Under our QAI-II program, with respect to the areas licensed by the hospital, we will provide services including, but not limited to, the following: periodic onsite visits; detailed analysis of the last 2 years of client’s all-payer data; and individual quality profiles for high volume physicians.

     Distinguished Hospital Award Program for Clinical Excellence (DHP-CE). The DHP-CE recognizes clinical excellence in hospitals across our range of service lines. Hospitals that contract with us for DHP-CE services receive all of the SQI features described above with respect to their licensed service areas. In addition, hospitals can reference the additional Distinguished Hospital Award designation. Hospital clients are provided with additional marketing and planning assistance with respect to the Distinguished Hospital Award designation as well as a trophy for display at the hospital. This program was initially developed in conjunction with J.D. Power and Associates, as described below under, “Arrangements with Other Service Providers.”

     During 2003 and prior years, as part of our DHP-CE and SQI programs, we provided certain exclusivity rights for client hospitals. In most cases, for the particular service lines subject to license by our hospital clients, we agreed not to provide similar marketing services to a maximum of three hospitals selected by the client. However, we did not remove ratings of an “excluded” hospital from our website or change the ratings in any way. Beginning in January 2004, we no longer offer exclusivity under our contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (with the ability to terminate on an annual basis), we anticipate that all exclusivity provisions will expire by the end of 2006.

     Distinguished Hospital Award Program for Patient Safety (DHP-PS). The DHP-PS recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on thirteen patient safety indicators from the AHRQ. Under our DHP-PS program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence, including:

•	HealthGrades name

•	HealthGrades logo

•	Distinguished Hospital Award for Patient Safety (“DHA-PS”) designation and trophy for that year.

•	Marketing messages developed by HealthGrades

Additional Services for Employers, Benefits Consulting Firms, Payers and Others –We license access to, and customize our database for, employers, benefits consulting firms, payers and others. Modules currently available for license are as follows:

•	Hospital Quality Guide™

•	Physician Quality Guide™

•	Nursing Home Quality Guide™

•	Home Health Quality Guide™

We offer our customers these modules in a standard format without customization for specific geographic areas or provider networks, through our SmartChoice™ product. Customers can integrate our modules within their online provider directories and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules through our Quality Ratings Suite (“QRS”) product. As noted below, we have entered into an arrangement with Ingenix, which provides for the marketing of our QRS product to managed care organizations, payers, employers and benefit management companies. Through this arrangement, our provider quality data can be combined with in- or out-of-network indicators so that users can search for healthcare providers within the provider networks available under their current health plans. Depending on the client’s needs, we can customize our content for the intended users. Some of the healthcare quality information available to our customers and their users within our modules are as follows:

     Hospital Quality Guide

•	Easy-to-understand star ratings by procedure or diagnosis and by service line based on risk-adjusted outcome measures;

•	Consumer-friendly navigation and terminology;

•	Cost, length of stay, procedure volume and distance to facility;

•	Hospital profile information; and

•	The Leapfrog Group (described below) safety measures.

     Physician Quality Guide

•	Addresses and phone numbers;

•	State and federal sanction information (if any) within the last 5 years;

•	Board certification;

•	Years since medical school;

•	Gender;

•	Foreign languages; and

•	Ratings of affiliated hospitals (hospitals for which the physician has privilages).

     Nursing Home Quality Guide

•	Overall star rating based on comparison to other facilities within the state;

•	Details of the last four licensing surveys;

•	Complaint investigations;

•	Repeat violations; and

•	State averages for violations and inspections.

     Home Health Quality Guide

•	Overall star rating based on comparison to other home health agencies within an individual state;

•	Licensing survey deficiencies;

•	Complaint investigations; and

•	Repeat violations.

Healthcare Quality Reports for Professionals™ - We offer comprehensive quality information to organizations in need of current and historical quality information on nursing homes and hospitals. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.

     Nursing Home Quality Reports for Professionals™ - Our primary customers for our Nursing Home Quality Reports for professionals are medical professional liability underwriters and other organizations. We currently offer the following three categories of reports on nursing homes: Nursing Home Quality Report; Executive Summary Reports and Risk Assessment Report. Our Nursing Home Quality Report for Professionals contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, state complaint and licensing surveys. Our Executive Summary Report is a three-page report, which summarizes this information. Our Risk Assessment Report is a two to three page textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.

     Hospital Reports for Professionals™ - Our Hospital Reports contain detailed information on ownership, services provided and clinical performance outcomes. Some of the features of our reports include:

•	Risk and severity-adjusted performance measures for cardiac, neurosciences, stroke, vascular, orthopedics and pulmonary service lines (as well as the underlying procedures/diagnoses for each service line);

•	Programmatic ratings for women’s health and obstetrics;

•	Comparative statistics and state/national benchmarks;

•	Infections, complication and mortality rates; and

•	“Cases At Risk” analysis, which projects how many cases are likely to have adverse outcomes based upon our proprietary mortality or complication rate analysis.

     Physician Reports for Professionals™ — Our Physician Reports contain detailed information on a physician’s demographics, which include:

•	Education history;

•	Professional licensing history;

•	Board certifications;

•	State medical board and Medicare sanction history;

•	Hospital and health plan affiliations; and

•	Our quality ratings for each hospital with which the physician is affiliated.

     We also offer credit reports and civil and criminal records checks in separate reports.

Healthcare Quality Reports for Consumers™ - We offer comprehensive quality information to consumers that provides current and historical quality information on hospitals and nursing homes. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.

     Hospital Quality Reports for Consumers - Our Hospital Quality Reports for Consumers include:

•	Ratings for all procedures and diagnoses rated by HealthGrades for the hospital;

•	Survey data prepared in connection with the Leapfrog Group; and

•	HealthGrades’ methodology and helpful hints for choosing a hospital.

     Nursing Home Quality Reports for Consumers™ - Our Nursing Home Quality Reports for Consumers include:

•	Our rating for the particular nursing home;

•	Health survey history with descriptions and severity of the deficiencies for the last four licensing surveys;

•	Instances of repeated deficiencies;

•	How the nursing home compares to others in the state; and

•	Our methodology and helpful hints for choosing a nursing home.

     Physician Quality Reports for Consumers™ - Our Physician Quality Reports for Consumers include:

•	Addresses and phone numbers;

•	Board certification information;

•	Education information;

•	State and federal sanction information (if any) within the last 5 years;

•	Name and address of area hospitals;

•	Gender and age;

•	National comparative statistics in board certification and sanction activity regarding physicians in the same specialty field; and

•	Information on how to choose a physician with a checklist and guide.

Arrangements with Other Service Providers

     We have entered into arrangements with other service providers in an effort to increase our name recognition and market presence, as well as enhance our service offerings. The following is a summary of our current arrangements for the provision of joint product offerings.

     Distinguished Hospital Program™ with J.D. Power and Associates. In August 2002, we entered into an agreement with J.D. Power and Associates to offer a Distinguished Hospital Program, which is designed to validate and recognize hospitals that perform at notably high levels utilizing J.D. Power and Associates’ customer satisfaction data and HealthGrades’ clinical quality data. Under this program, hospitals may be concurrently or separately recognized and awarded for exceptional clinical performance and for the provision of an “outstanding patient experience.” The first component of this program, clinical excellence recognition, is provided by HealthGrades and developed thorough detailed, risk-adjusted analysis of patient outcomes (described above under, “Information and Related Services for Hospitals, Employers, Consumers, Benefits Consulting Firms, Payers, and Professionals — Distinguished Hospital Award Program for Clinical Excellence (DHP-CE).”

The second component of the program, service excellence recognition, is provided by J.D. Power and Associates and is obtained by surveying a random sample of patients who have recently experienced a hospital stay and comparing the results with those from a nationally representative patient experience study. The Distinguished Hospital Program offers hospitals that receive recognition the ability to enter into a license agreement to reference the awards in future advertising and marketing efforts. To enhance the visibility, understanding and appreciation of the available awards, HealthGrades and J.D. Power and Associates provide the following support:

•	onsite strategic marketing and communication consulting;

•	advertising and press release samples; and

•	electronic artwork;

     Ingenix/HealthGrades Quality Rating Suite. We have entered into an arrangement with Ingenix, Inc., to market our Quality Ratings Suite (described above under “Additional Services for Employers, Benefits Consulting Firms, Payers and Others”) to managed care organizations, payers, employers and benefits consulting firms through Ingenix’ sales and marketing teams. Ingenix provides much of the physician data included in our Quality Ratings Suite, which combines access to HealthGrades quality ratings and The LeapFrog Group Patient Safety Survey information. (The Leapfrog Group, a consortium of more than 90 Fortune 500 companies and other large private and public healthcare purchasers, began a national effort in November 2000 to reward hospitals for advances in patient safety and to educate employees, retirees, and families about the importance of hospitals’ efforts in this area. The Leapfrog Group’s Survey assesses the extent to which urban, acute care hospitals in selected regions of the U.S. currently meet or are striving to implement three patient safety practices: Computer Physician Order Entry, Evidence-Based Hospital Referral and ICU Physician Staffing.) In addition, under the Ingenix/HealthGrades Quality Rating Suite, customers are offered project management, information technology, user support and communications services (for example, information for users of the Ingenix/HealthGrades Quality Rating Suite and instructions on how to access the information). The Quality Rating Suite also includes the following features:

•	links to HealthGrades’ Hospital Quality Guide from Ingenix’ online physician and hospital directories;

•	risk severity adjusted mortality/complication rates by procedures/diagnoses;

•	hospital comparison tools;

•	search by geography, procedure/diagnoses and consumer preference (e.g., the consumer can place more importance on the distance to travel if desired);

•	downloadable hospital quality reports;

•	nursing home ratings;

•	physician profiles and sanction information; and

•	additional customization (client designed user interface or additional data, such as state hospital data)

Typically, Ingenix will add the HealthGrades’ QRS functionality to services available to its existing clients who license Ingenix’ provider lookup online application. An additional licensing fee is charged, of which a portion is payable to us, with Ingenix retaining the remaining part of the fee. We only recognize the fees that will ultimately be paid to us as revenue from Ingenix, and not the entire amount of the licensing fee. We recognize revenues related to these agreements in a straight-line manner over the term of the agreement.

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

     We face competition with respect to our service offerings to employers, benefits consulting firms, payers, consumers and others from companies that provide online information and decision support tools regarding healthcare providers and physicians. There are several companies that currently offer online healthcare information and support tools such as Subimo and HealthShare Technologies (recently acquired by WebMD). We believe that the ability to provide accurate and comprehensive healthcare information in a manner that is cost-effective to the client is the principal factor that affects competition in this area.

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

     In January 2000, we changed our name to Healthgrades.com, Inc. In November 2000, we changed our name to Health Grades, Inc.

Government Regulation

     The delivery of healthcare services has become one of the most highly regulated of professional and business endeavors in the United States. Both the federal government and the individual state governments are responsible for overseeing the activities of individuals and businesses engaged in the delivery of healthcare services. The focus of Federal regulation of healthcare businesses and professionals is based primarily upon their participation in the Medicare and Medicaid programs. Each of these programs is financed, at least in part, with Federal funds. State jurisdiction is based upon its financing of healthcare as well as the states’ authority to regulate and protect the health and welfare of its citizens.

     A provision of the federal Social Security Act, commonly known as the Medicare/Medicaid Anti-Kickback Law, prohibits kickbacks, rebates and bribes in return for referrals. This law provides an extremely broad base for finding violations. Indeed, any remuneration, direct or indirect, offered, paid, solicited, or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicare, or a state healthcare program (Medicaid) could be considered a violation of law. The language of the Anti-Kickback Law also prohibits payments made to anyone to induce them to “recommend purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in part” by Medicare. Criminal penalties under the Anti-Kickback Law include fines up to $25,000, imprisonment for up to 5 years, or both. In addition, acts constituting a violation of the Anti-Kickback Law may also lead to civil penalties, such as fines, assessments and exclusion from participation in the Medicare and Medicaid programs.

     To provide more direct guidance on the interpretation of the Anti-Kickback Law, the Office of Inspector General, or OIG, of the Department of Health and Human Services (DHHS) has developed regulations regarding what types of business arrangements are not to be considered violative of the law and to develop criteria to be applied to any new arrangement to determine whether it is acceptable under the law. The regulations are known as “Safe Harbors” and address activities that may technically violate the Anti-Kickback Law, but are not to be considered as illegal when carried on in conformance with the proposed regulation. The OIG has also set forth specific procedures by which the DHHS, through the OIG, in consultation with the Department of Justice (DOJ), will issue advisory opinions to outside parties regarding the interpretation and applicability of anti-kickback and certain other statutes relating to Federal and State healthcare programs.

     Whenever an arrangement exists with an entity capable of providing services reimbursed by Medicare or Medicaid, the arrangement must be analyzed to determine if the Anti-Kickback Law is implicated (i.e., can the arrangement be characterized as involving remuneration intended to induce referrals for the provision of covered services). Because our customers will, in some instances, be healthcare providers, we must be mindful of state and federal anti-kickback laws; that is, we want to be sure that any payments to us will not be considered a payment for a referral of patients or business that HealthGrades controls.

     The only payments made to us by providers and practitioners will be for access to information, evaluation and consulting services, not to induce referrals. Federal courts have interpreted the anti-kickback provisions very broadly to prohibit even those payments made in return for legitimate services, if the intent to induce referrals can be inferred from the arrangement. However, where the payments made under an agreement represent fair market value or reasonable remuneration for the goods, services or other consideration being received, there should be less factual support for any inference that payments are in exchange for referrals. Moreover, HealthGrades does not control patients, doctors, or others in a position to refer patients or other business covered under Medicare or Medicaid.

     There is a potential that our arrangements could be brought within the personal services and management agreement safe harbor regulation. The personal services and management agreement safe harbors provide that payments under such agreements will not constitute remuneration under the Anti-Kickback Law if the payments meet seven criteria, including that the agreement is set out in writing and is signed by the parties, and that aggregate compensation is set in advance, is consistent with fair market value and does not take into account the volume or value of any referrals or business generated between the parties. Unless an arrangement meets all of the terms of a safe harbor, the government could attempt to draw an inference that payments made constitute remuneration and that at least one purpose of the remuneration is to induce referrals. However, failure to meet the safe harbors does not render an arrangement per se unlawful. We believe that our operations comply with applicable legal regulatory requirements of the Anti-Kickback Law. However, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. It is possible that additional or changed laws, regulations or guidelines could be adopted in the future that could affect our business.

     Many state have laws that prohibit payment of kickbacks or other payment of remuneration to those in a position to control the referral of patients. Therefore, it is possible that our activities may be found not to comply with these laws. Noncompliance with such laws could subject us to penalties and sanctions. Nonetheless, to our knowledge, we are not in violation of any legal requirements under such state laws.

     In addition to the anti-kickback laws, false claims are prohibited pursuant to federal criminal and civil statutes. Criminal provisions prohibit knowingly filing false claims, making false statements or claims to be made by others. Civil provisions prohibit the filing of claims or causing the filing of claims that the person filing knew were false. Criminal penalties include fines and imprisonment. Civil penalties include fines up to $10,000 per claim, plus treble damages, for each claim filed.

     Although we are not filing claims ourselves, liability under the statutes can extend to those who cause the filings of claims. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by our customers, there could be false claims liability, although we endeavor to provide advice that cannot be so construed.

Healthcare Legislation. It is our belief that the Medicare Prescription Drug Improvement and Modernization Act of 2003 has not had a major impact on our arrangements with providers. Future legislation may be introduced and considered by Congress and state legislatures that is designed to change access to and payment for healthcare services in the United States. We can make no prediction as to whether future legislation will be enacted or, if enacted, the effect that such legislation will have on us.

Privacy of Information and HIPAA

     Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health related information or other private information about their user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other payers. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state privacy and confidentiality laws;

•	state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;

•	Medicaid laws;

•	the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as described in detail below, and related rules proposed by the Health Care Financing Administration; and

•	CMS standards for electronic transmission of health data

     Under HIPAA, Congress set national standards for the protection of health information. Under the law, and regulations known collectively as the Privacy Rule, covered entities must implement standards to protect and guard against the misuse of individually identifiable health information. We believe that we have complied with the applicable standards. Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties.

     The Privacy Rule does not replace federal, state, or other law that grants individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.

     By law, the Privacy Rule applies only to covered entities – healthcare plans, clearinghouses, and providers. As such, we are not a covered entity. However, most healthcare providers and payers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy Rule allows covered entities to disclose protected health information to business associates if the covered entities obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged, will safeguard the information from misuse, and will comply with certain other requirements under the Privacy Rule. Although HealthGrades is not a covered entity, it may be asked to enter into business associate agreements with covered entities.

     Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its healthcare functions – not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate.

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

     Currently, U.S. privacy law consists of numerous disparate state and federal statutes regulating specific industries that collect personal data, or particular types or uses of personal data. For example, HIPAA consists of a large body of statutory provisions and regulations that control the disclosure, use, and transfer of personal health information in digital form by providers and others. Several other privacy laws and regulations predate and therefore do not specifically address online activities. In addition, a number of comprehensive legislative and regulatory privacy proposals have taken effect or are now under consideration by federal, state and local governments in the United States. All such privacy laws may decrease access to the raw data that we use, and may increase our costs of compliance with such laws and regulations in the conduct of our business.

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

     For further information, see “Risk Factors — Our propriety rights may not be fully protected, and we may be subject to intellectual property infringement claims by others.”

Employees

     As of December 31, 2004 we had 67 employees, most of whom were located at our corporate offices in Denver, Colorado. Of these employees, 25 were engaged in sales and marketing, client consulting or client administrative support, 27 in product development (including information technology/web development) and 15 in general and administrative (including finance, accounting, IT infrastructure, etc.). We are not subject to any collective bargaining agreements.

RISK FACTORS

Risks Related to Our Business

OUR HEALTHCARE INFORMATION BUSINESS DOES NOT HAVE A SUBSTANTIAL HISTORY OF PROFITABILITY AND MAY NOT CONTINUE TO BE PROFITABLE.

     We began developing our healthcare information business in 1998. For the year ended December 31, 2004, all of our operations related to this business. Our income from operations was approximately $1.8 million for the year ended December 31, 2004, which was our first year of profitability for our healthcare information business. Our business model assumes that consumers will be attracted to and use the healthcare ratings and profile information and related content available on our website, which will, in turn, enable us to license access to our quality information to hospitals and other providers. In addition, our business model assumes that employers, payers, insurance plans, consumers and other potential customers will seek our healthcare information to help increase the quality and reduce the cost of healthcare. While we are encouraged by our recent performance, our business model is not yet proven, and we cannot assure you that we will sustain profitability.

OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR HEALTHCARE INFORMATION.

     To provide our healthcare information, we must be able to receive comprehensive, reliable data. We currently obtain this data from a number of public and private sources. Currently, the information we utilize to compile our hospital ratings is acquired from CMS. For the year ended December 31, 2004, revenues derived from DHP, SQI, and QAI products accounted for approximately 76% of our total ratings and advisory revenue. These products are based exclusively on our hospital ratings. Moreover, some of our SmartChoice and QRS modules are based on information acquired from CMS. Our business could suffer if some of our data sources, particularly, CMS, were to begin charging for use or access to this data, or cease to make such information available, and suitable alternative sources are not identified on a timely basis. Moreover, our ability to attract and retain customers is dependent on the reliability of the information that we use and purchase. If our information is inaccurate or otherwise erroneous, our reputation and customer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we denied, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that determines to stop providing information, or which charges substantially more for such data, could hurt our business.

FAILURE TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM MAINTAINING OR INCREASING PROFITABLITY

     We are currently in an expansion mode and are seeking to increase our sales efforts, attract new clients, maintain existing clients and develop new products. To manage our growth, we must successfully attract qualified personnel to serve all areas of our business and successfully integrate new personnel into our operations. Our failure to manage personnel and otherwise appropriately manage expansion of our business could adversely affect our business and future growth.

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

     We have had disputes with certain physicians with respect to the accuracy of their data that is included in reports we sell to consumers and professionals, and have settled litigation with some of these physicians. Continuing to improve the accuracy of our data by both internal process measures and by obtaining data from various sources for comparative purposes will continue to be important for us.

     Patients who file lawsuits against providers often name as defendants all persons or companies with any nexus to the providers. As a result, patients may file lawsuits against us based on, among other things, treatment provided by hospitals or other facilities that are highly rated by us, or by doctors who are identified on our website. In addition, a court or government agency may take the position that our delivery of health information directly, or information delivered by a third-party website that a consumer accesses through our website, exposes us to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. Such exposure may adversely affect our business. Moreover, the amount of insurance we maintain with insurance carriers may not be sufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain, and as a result, we may not be able to purchase insurance for some types of risks.

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

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.

     Our ability to execute our business plan and be successful depends upon our ability to attract, retain and motivate highly skilled employees when needed. We rely on the continued services of our senior management and other personnel. As we expand our business, we need to hire additional personnel to support our operations. We may be unable to retain our key employees or attract or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel as needed and retaining and motivating our current personnel, our business will suffer.

WE MAY EXPERIENCE SYSTEM FAILURES THAT COULD INTERRUPT OUR SERVICES.

     The success of our healthgrades.com website and activities related to the website will depend on the capacity, reliability and security of our network infrastructure. We rely on telephone communication providers to provide the external telecommunications infrastructure necessary for Internet communications. We will also depend on providers of online content and services for some of the content and applications that we make available through healthgrades.com. Any significant interruptions in our services or increase in response time could result in the loss of potential or existing users or customers. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for losses that may occur or to provide for costs associated with business interruptions.

     We must be able to operate our website 24 hours a day, 7 days a week, without material interruption. To operate without interruption, we and our content providers must guard against:

•	damage from fire, power loss and other natural disasters;

•	communications failures;

•	software and hardware errors, failures or crashes;

•	security breaches, computer viruses and similar disruptive problems; and

•	other potential interruptions.

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

WE MAY LOSE BUSINESS IF HOSPITALS AND OTHERS UTILIZE OUR NAME AND RATINGS WITHOUT OUR PERMISSION

     In order for a hospital to use our name and ratings information, we require them to enter into a marketing agreement with us. However, hospitals, the media and others may take the position that certain use of our ratings is “fair use” and not proprietary. We will need to continue to enforce the protection of our proprietary information and aggressively pursue hospitals and others that utilize our name and ratings information without our permission. If our enforcement efforts are unsuccessful, our business may be adversely affected.

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

WE RELY LARGELY ON ADVERTISING AND SEARCH ENGINE PLACEMENT TO GENERATE TRAFFIC TO OUR WEBSITE

     We rely on online media to attract a significant percentage of the visitors to our web site. Prices for online advertising could increase as a result of increased demand for advertising inventory, which would cause our expenses to increase and could result in lower margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could increase, the number of visitors we generate could decrease and our revenues or margins could decline. Additionally, changes to our position within search engine search results could cause visits to our website and the amount of reports ordered from our website to decline.

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

•	data providers that provide detailed utilization and outcomes information to hospitals;

•	healthcare consulting companies;

•	companies or organizations providing or maintaining online healthcare information;

•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging;

•	companies and organizations providing or maintaining general purpose consumer online services that provide access to healthcare content and services;

•	companies and organizations providing or maintaining public sector and non-profit websites that provide healthcare information and services without advertising or commercial sponsorships;

•	companies and organizations providing or maintaining web search and retrieval services and other high-traffic websites; and

•	publishers and distributors of traditional media, some of which have established or may establish websites

Some of these competitors are larger, have greater resources and have more experience in providing healthcare information than us.

RISKS RELATED TO HEALTHCARE INFORMATION AND THE INTERNET

HEALTHCARE REFORMS AND THE COST OF REGULATORY COMPLIANCE COULD NEGATIVELY AFFECT OUR BUSINESS.

     The healthcare industry is heavily regulated. In the ordinary course of business, healthcare entities and companies that do business with them are subject to state and federal regulatory scrutiny, supervision, oversight and control. These various laws, regulations and guidelines affect, among other matters, the provision, licensing, labeling, marketing, promotion and reimbursement of healthcare services and products. Our failure or the failure of our customers to comply with any applicable legal or regulatory requirements, or any investigation or audit of our or our customers’ practices could:

•	result in limitation or prohibition of business activities;

•	subject us or our customers to legal fees and expenses and adverse publicity; or

•	increase the costs of regulatory compliance and, if found by a court of competent jurisdiction to have engaged in improper practices, subject us or our customers to criminal or civil monetary fines or other penalties

     A federal law commonly known as the Medicare/Medicaid Anti-Kickback Law, prohibits kickbacks, rebates and bribes in return for referrals. This law provides an extremely broad base for finding violations. Indeed, any remuneration, direct or indirect, offered, paid, solicited or received in return for referrals of patients or business for which payment may be made in whole or in part under Medicare or Medicaid could be considered a violation of law. The statute also prohibits payments made to anyone to induce them to “recommend purchasing, leasing or ordering any good, facility, service or item for which payment may be made in whole or in part” by Medicare. Similar laws exist in some states.

     We believe that our operations comply with applicable legal regulatory requirements of the anti-kickback laws. Nevertheless, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. It is possible that additional or more restricted laws, regulations or guidelines could be adopted in the future.

     Criminal provisions prohibit knowingly filing false claims or making false statements or causing false statements to be made by others, and civil provisions prohibit the filing of claims or causing the filing of claims that one knows were false. Criminal penalties include fines and imprisonment. Civil penalties include fines of up to $10,000 per claim plus treble damages, for each filed claim. Although we are not filing claims ourselves, liability under the statutes can extend to those who cause claims to be filed. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by the customers, we could be subject to false claims liability.

THE INTERNET IS SUBJECT TO MANY LEGAL UNCERTAINTIES AND POTENTIAL GOVERNMENT REGULATIONS THAT MAY DECREASE USAGE OF OUR WEBSITE, INCREASE OUR COST OF DOING BUSINESS OR OTHERWISE HAVE A DAMAGING EFFECT ON OUR BUSINESS

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

     Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other payers. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state privacy and confidentiality laws;

•	state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;

•	Medicaid laws;

•	the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration; and

•	CMS standards for electronic transmission of health data

     Congress may consider future legislation that would establish more strict standards for protection and use of health information. While we are not gathering patient health information at this time and we are not a covered entity under HIPAA, other third-party websites that consumers access through our website and employees, payers and other customers may not maintain systems to safeguard any health information they may be collecting. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of information. For example, we contract out the hosting of our website to a third party. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

ONLINE SECURITY BREACHES COULD HARM OUR BUSINESS.

     Our security measures may not prevent security breaches. Substantial or ongoing security breaches on our system or other Internet-based systems could reduce user confidence in our website, causing reduced usage that adversely affects our business. The secure transmission of confidential information over the Internet is essential to maintain confidence in our websites. We believe that consumers generally are concerned with security and privacy on the Internet, and any publicized security problems could inhibit the growth of our provision of healthcare information on the Internet.

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

OTHER RISKS

OUR OFFICERS AND DIRECTORS MAINTAIN SIGNIFICANT CONTROL OF HEALTH GRADES, INC.

     As of December 31, 2004, our current executive officers and directors and entities with which they are affiliated beneficially own approximately 30.9% of our outstanding common stock. In addition, Essex Woodlands Health Ventures Fund IV, L.P. holds approximately 37.2% of our outstanding common stock. If our officers, directors and Essex Woodlands act together, they will be able to control the management and affairs of Health Grades, Inc. and will have the ability to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, deferring or preventing an acquisition of us, impair the ability of existing stockholders to remove and replace our management and/or Board of Directors, and may adversely affect the market price for our common stock.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE ANTI-TAKEOVER PROVISIONS THAT MAY DETER OR PREVENT A CHANGE OF CONTROL.

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

     All of these provisions could make it more difficult for a third party to acquire, or could discourage a third party from attempting to acquire, control of us, and thereby could prevent our stockholders from receiving a premium for their shares. In addition, the foregoing provisions could impair the ability of existing stockholders to remove and replace our management and/or our Board of Directors.

WE HAVE NO INTENTION TO PAY DIVIDENDS ON OUR COMMON STOCK.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings to finance the expansion of our business.

Item 2. Properties

     We have a lease for our approximately 28,700 square foot headquarters facility in Golden, Colorado, which expires on May 31, 2010.

Item 3. Legal Proceedings

On or about October 10, 2002, Strategic Performance Fund – II (“SPF-II”) commenced an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against us, alleging breach of two leases. These leases relate to two buildings in which one of our former affiliated practices, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center (“Park Place”) leased office space. Park Place ceased the payment of its rental obligations with respect to the two leases in May 2000, and subsequently filed a petition for bankruptcy, under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court, Southern District of Florida, Ft. Lauderdale Division. SPF-II sought damages against us in the amount of approximately $4.7 million.

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

We filed a response to the initial complaint instituted by SPF-II, denying all liability with respect to the subject leases. In addition, we filed a third-party complaint against the individual physician owners seeking indemnification from each of these individuals under the terms of the Indemnification Agreement. The physician owners filed a response to our complaint denying their liability under the Indemnification Agreement, and asserting several affirmative defenses, including, among others, our failure to mitigate damages, lack of consideration, our assertion of a premature claim as liability and damages have not been established by SPF-II, rejection of the leases by the bankruptcy court, and, in the case of one physician owner, a claim that an “agent” of ours (who was, in fact, an employee of Park Place both before and after our affiliation with the practice) fraudulently induced the purchase of the Park Place practice’s assets from us. The physician owners also filed a motion to enjoin further prosecution of the action instituted against them by HealthGrades and Bank of America, the lender in connection with their repurchase of the assets of the Park Place practice, pending resolution of the bankruptcy proceeding.

In November 2003, we executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with SPF-II, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center (“Park Place”) and four of the physician owners of Park Place, in connection with a legal proceeding concerning an alleged breach by us of two leases. In consideration for the dismissal of all claims and mutual releases, we paid approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions of the Settlement Agreement. In addition, we agreed to pay an additional $50,000 to SPF-II on or before September 25, 2004. The aggregate payment amount of $491,000 was recorded as an expense in our statement of operations in the third quarter of 2003. As the $441,000 payment was made into escrow prior to year end, this cash was removed from our balance sheet as of December 31, 2003. Payment out of escrow was contingent upon the occurrence, on or before September 25, 2004 of (i) bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and (ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In April 2004, upon satisfaction of the conditions described above, the $441,000 in the above mentioned escrow account was released to SPF-II. In July 2004, we made the final $50,000 payment to SPF-II, and an order of dismissal was entered on July 30, 2004.

In 2004, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling $272,000 relating to litigation involving Mr. Hicks. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. We were the majority owner of the business, but had agreed with the holder of the minority interest that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers were compelled to convert our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.

The executive officers personally borrowed money from our principal lending bank in order to fund their loans to us. In early 2001, the bank claimed that Mr. Hicks was obligated to pay amounts owed to the bank by a former executive who was unable to fully repay his loan; Mr. Hicks denied this obligation. In October 2002, the bank sold the note to an affiliate of a collection agency (the collection agency and the affiliate are collectively referred to as “the collection agency”). Although the bank informed the collection agency in July 2003 of the bank’s conclusion that Mr. Hicks was not obligated under the former executive’s promissory note issued to the bank, the collection agency commenced litigation in September 2003 in federal court in Tennessee to collect the remaining balance of approximately $350,000 on the note and named Mr. Hicks as a defendant. On motion by Mr. Hicks, the court action was stayed, and Mr. Hicks commenced an arbitration proceeding against the collection agency in October 2003, seeking an order that he had no liability under the note and asserting claims for damages. The bank was added as a party in March 2004.

The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for costs relating to this matter and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation against the other parties in Colorado state court based on similar claims. An arbitration hearing was held from February 1-4, 2005, and a determination by the arbitrator is pending.

Our determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Although we expect to indemnify Mr. Hicks for additional legal expenses incurred in 2005, we do not expect these expenses to be material in relation to our total operating expenses in 2005.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company. The executive officers are elected or appointed by the Board of Directors of the Company to serve for one year or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Kerry R. Hicks	45	President, Chief Executive Officer

J.D. Kleinke	42	Vice Chairman of the Board of Directors

David G. Hicks	47	Executive Vice President-Information Technology

Sarah Loughran	40	Executive Vice President-Provider Services

Allen Dodge	37	Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer

Michael D. Phillips	47	Senior Vice President-Provider Sales

John R. Morrow	45	Senior Vice President-Strategic Development

KERRY R. HICKS, one of our founders, has served as our Chief Executive Officer and one of our directors since our inception in 1995. He has served as Chairman of the Board since December 2004. He also served as our President from our inception until November 1999 and since March 2002.

J.D. KLEINKE has served as Vice Chairman of the Board of Directors since December 2004. He has been one of our directors since April 2002. Mr. Kleinke is a part-time executive and, as Vice Chairman, he is responsible for assisting in setting our strategic direction and cultivating new strategic partnerships.

DAVID G. HICKS has served as our Executive Vice President — Information Technology since November 1999. He was Senior Vice President of Information Technology from May 1999 to November 1999 and Vice President of Management Information Systems from March 1996 until May 1999.

SARAH LOUGHRAN has served us in several capacities since 1998, including as our Executive Vice President – Provider Services since July 2004 and Senior Vice President – Provider Services from December 2001 to July 2004.

ALLEN DODGE has served as Senior Vice President – Finance and Chief Financial Officer since May 2001. He was Vice President – Finance/Controller from March 2000 to May 2001 and Corporate Controller from September 1997 to March 2000. Mr. Dodge is a Certified Public Accountant.

MICHAEL D. PHILLIPS has served as Senior Vice President — Provider Sales since December 2001. He was our Vice President — Provider Sales from April 2000 until December 2001. Prior to joining HealthGrades, Mr. Phillips was Vice President of Sales at HCIA-Sachs (later named Solucient LLC) from January 1999 to February 2000 and Vice President of Sales for LBA Healthcare Management from October 1986 to December 1998.

JOHN R. MORROW has served as Senior Vice President – Strategic Development since February 2003. From June 2000 to January 2003, he was a self-employed consultant. From November 1999 to May 2000, Mr. Morrow served as Senior Vice President and Publisher for HCIA-Sachs LLC (later named Solucient LLC). From August 1998 to November 1999 Mr. Morrow served as Senior Vice President and Publisher for HCIA, Inc. During his term with HCIA and Solucient, Mr. Morrow was responsible for the Syndicated Products business units and 100 Top Hospitals Programs and Corporate Channel Relationships.

Kerry R. Hicks and David G. Hicks are brothers.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated as reported by the OTC Bulletin Board (OTCBB).

	HIGH	LOW
Year Ended December 31, 2003
First Quarter	$.06	$.03
Second Quarter	.61	.04
Third Quarter	.45	.20
Fourth Quarter	.62	.25

Year Ended December 31, 2004
First Quarter	$1.80	$.55
Second Quarter	1.75	.86
Third Quarter	1.85	1.12
Fourth Quarter	3.25	1.50

We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

Item 6. Selected Financial Data

Statement of Operations Data

	Year Ended December 31,
	2004	2003	2002		2001	2000
Ratings and advisory revenue	$14,536,304	$8,803,929	$5,091,891		$3,088,451	$1,578,979

Physician practice service fees	—	—	195,492		551,925	4,249,658

Income (loss) from operations	1,760,547	(1,275,850)	(1,770,555)		(7,620,773)	(7,355,737)

Income (loss) before cumulative effect of a change in accounting principle	1,782,143	(1,283,687)	(562,482)		(7,367,243)	(7,544,746)

Net income (loss)	$1,782,143	$(1,283,687)	$(1,650,793	)(1)	$(7,367,243)	$(7,544,746)

Net income (loss) per common share (basic)	$0.07	$(0.05)	$(0.05	)(1)	$(0.30)	$(0.39)

Weighted average number of common shares used in computation (basic)	25,058,173	26,679,467	36,189,748		24,399,699	19,535,841

Net income (loss) per common share (diluted)	$0.05	$(0.05)	$(0.05	)(1)	$(0.30)	$(0.39)

Weighted average number of common shares and common share equivalents used in computation (diluted)	33,031,087	26,679,467	36,189,748		24,399,699	19,535,841

(1)–
Net loss for the year ended December 31, 2002 includes an impairment charge of approximately $1.1 million related to a cumulative effect of a change in accounting principle due to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In addition, net loss also reflects an income tax benefit of approximately $1.0 million related to the carryback of our 2001 tax loss.

Balance Sheet Data

	DECEMBER 31, 2004	DECEMBER 31, 2003	DECEMBER 31, 2002	DECEMBER 31, 2001	DECEMBER 31, 2000
Working capital (deficit)	96,190	(1,820,137)	44,207	161,324	4,292,698
Total assets	12,931,127	8,821,239	7,117,551	7,747,904	14,371,174
Total long-term debt	—	—	—	—	—
Total short-term debt	—	—	—	—	1,559,213

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introductory Commentary

In evaluating our financial results and financial condition, management has focused principally on the following:

Revenue Growth and Client Retention – We believe these are key factors affecting both our results of operations and our liquidity. Revenue growth during 2004 reflects growth across all of our product areas. In prior years, our revenue growth was principally due to increased sales of our Strategic Quality Initiative (SQI) program to hospitals. Sales of our SQI programs to hospitals are typically particularly strong in the period following our annual release of our new ratings, which occurs during the fall for most of the procedures and diagnoses for which we rate hospitals. This trend continued in 2004, as sales were particularly strong in September and December. We also have added, and plan to continue to add, new service lines and awards to market to hospitals. For example, in the second quarter of 2003, we announced the recipients of our first annual Distinguished Hospital Award for Clinical Excellence™ (DHA-CE). Hospitals that were DHA-CE recipients represent the highest-scoring of the nation’s full-service hospitals based on a three-year, risk-adjusted analysis of procedures and diagnoses in six of our service lines. In the fourth quarter of 2003, we identified the DHA-CE recipients for the 2004 year and began marketing our services to those hospitals. Sales of both our SQI and DHA-CE programs during the third and fourth quarter of 2003 contributed to our 2004 revenue growth, since revenue from these programs is recognized throughout the twelve months following the execution of the contracts. Our Distinguished Hospital Award for Patient Safety™ (DHA-PS) was launched during the latter part of the second quarter of 2004. This award is based on thirteen of the Agency for Healthcare Research and Quality’s Patient Safety Indicators. As part of our 2005 ratings release, which occurred in October 2004, we added Gastrointestinal services to the seven service lines that we market to hospitals. In addition, we developed a new Critical Care service line (which includes procedures and diagnoses such as pulmonary embolism, sepsis and respiratory failure) which we began marketing to hospitals during the fourth quarter of 2004.

We also experienced meaningful growth from the sales of our quality information to employers, benefits consulting firms, consumers and others through our Healthcare Quality Reports and our Quality Ratings Suite (QRS). We have achieved this growth principally through the utilization of our distribution channels for our quality information such as Hewitt Associates, which provides our quality information to over 125 Fortune 1000 corporations throughout the United States, and the increased sales of our information to consumers.

In addition to our efforts to generate revenue from new sales, a principal objective for us is to achieve a high rate of retention of our clients. This is particularly true for our hospital clients, which typically sign agreements for three-year terms, subject to a cancellation right by either the hospital or us on each annual anniversary date. We believe one of the obstacles to maintaining high retention rates is that clients who signed hospital contracts with us several years ago, when we were developing our provider services business and charging significantly lower fees than we do today, may be unwilling to accept our current pricing structure. In addition, beginning in January 2004, we no longer offer exclusivity under our hospital contracts. Under the exclusivity provisions of these contracts, we generally agreed not to provide marketing services to a maximum of three hospitals designated by the hospital client. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject to the ability of a client or us to terminate on each anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006. While the termination of exclusivity provisions may serve as a disincentive for some hospitals to renew agreements with us, we believe we will benefit from the ability to market our services to hospitals that we were previously precluded from approaching under exclusivity arrangements. During the year ended December 31, 2004, we retained contracts representing approximately 77% of the annual revenue associated with all contracts that had first or second year anniversaries during this period.

We typically receive a non-refundable payment from hospital clients for the first year of the contract term upon contract execution. If we are unable to attract new hospital clients and retain a significant portion of our current clients, our liquidity could be adversely affected.

Variable Expense Considerations – During 2004, we added product development personnel and additional personnel to provide client consulting and support for our DHA-CE, SQI and QAI programs. We anticipate that we will continue to add sales personnel, client consultants, product development personnel, information technology personnel and, possibly, additional administrative support personnel as we continue to expand our revenue base. As of March 2005, we have increased our employee base to over 80 employees. In addition, we believe the quality of our information is of the utmost importance and we will continue to pursue ways to enhance both the quantity and quality of our information. We also expect to put in place a cash incentive program for 2005 for our personnel who do not receive other variable compensation such as commissions on sales. The amount of the cash incentive program will be dependent upon our performance. Based on company performance during 2004, we recorded an expense of approximately $642,000 related to our 2004 cash incentive program. Management recognizes that any increases in expenses to accommodate future growth must be applied in a disciplined fashion so as to enable us to obtain meaningful benefits from the standpoint of our operations and cash flows.

Distribution and Other Collaborative Arrangements – As part of our revenue growth strategy, we seek to enter into arrangements with well recognized businesses to develop new products such as our Distinguished Hospital Award Program, which we developed with J.D. Power and Associates, and expand upon distribution channels through relationships with companies such as Hewitt Associates. We expect to continue to seek arrangements such as these to increase the exposure and market penetration of our product offerings. In June 2004, we announced an arrangement with 3M Health Information Systems (3M) under which we will offer, pursuant to a “Quality Excellence Program,” 3M’s coding expertise and process improvement services in conjunction with our clinical quality improvement services. This program is designed to assist hospitals in assessing and improving their performance in the quality of care delivered and the accuracy of the patient data that is publicly available and utilized by employers, payers, and consumers to identify the best hospitals. To date, our arrangement with 3M has not produced any meaningful financial results.

We believe our cash resources are sufficient to support ongoing operations at least through March 31, 2006. Nevertheless, we confront the risk that our inability to generate revenues as expected could compel us to seek additional financing, which may not be available at satisfactory terms.

Critical Accounting Estimates

     In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the most significant estimates and related assumptions used in the preparation of our financial statements, namely those relating to our income tax valuation allowance and goodwill. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has discussed the application of these estimates with our Audit Committee.

Income Tax Valuation Allowance

     We currently maintain a full valuation allowance against our net deferred tax asset of approximately $1.5 million. The valuation allowance results from uncertainty regarding our ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. During 2004, the valuation allowance was decreased by approximately $673,000 principally due to our 2004 operating income. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that until we have at least six quarters of net income before tax and cumulative net income before tax during the most recent twelve quarters, our net deferred tax assets should remain subject to a full valuation allowance.

Goodwill

As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. SFAS 142 also requires companies to perform a transitional test of goodwill for impairment as of January 1, 2002, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Goodwill, net in the accompanying balance sheets, as of December 31, 2004 and 2003, is shown net of the impairment charge described above.

SFAS 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, earnings before income tax, depreciation and amortization, and/or other financial measures. SFAS 142 also states that if a valuation technique is used that considers multiple sources of information, such as an average of the quoted market prices of the reporting unit over a specific time period and the results of a present value technique, the company should apply that technique consistently period to period (i.e., in the required annual impairment analysis in subsequent years).

As HealthGrades consists of only one reporting unit, and is publicly traded, management began its fair value analysis with an evaluation of our market capitalization. We applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price. We applied an additional premium of 30% to this valuation to give effect to management’s best estimate of a “control premium.” As the majority of our outstanding shares were then owned by management and two venture capitalist investors, management believed a premium of 30% was reasonable to give effect to additional benefits a purchaser would derive from control of HealthGrades. Beginning with the impairment test completed in the fourth quarter of 2003, we reduced the control premium to 20%. This change was made due to the fact that in the first quarter of 2003, we repurchased 12,004,333 shares of common stock owned by one of the venture capital investors. As a result, management believed that a reduction in the control premium was appropriate.

As our shares are thinly traded, management believes that any analysis of HealthGrades’ fair value should include valuation techniques in addition to overall market capitalization. We contemplated utilizing cost, market or income approaches. However, utilization of cost or market approaches was not feasible, particularly given the fact that HealthGrades does not fall into an easily identifiable “peer group” of companies from which to compare valuations in the form of price/earnings ratios, sales of similar companies, etc. Therefore, management determined to utilize an approach using the present value of expected future cash flows as an additional valuation technique. Due to the inherent uncertainty involved in projecting cash flows, in particular for a growth company, management developed a range of possible cash flows and derived a probability-weighted average of the range of possible amounts to determine the expected cash flow.

After deriving the market capitalization and expected cash flow valuations as described above, we then applied an equal weighting to each model to derive an overall fair value estimate of HealthGrades. For our transitional impairment test in 2002, the carrying value of our net assets exceeded the fair value estimate. We then compared the implied fair value of goodwill to the carrying amount of goodwill to arrive at the impairment loss calculation of approximately $1.1 million during the quarter ended June 30, 2002, in connection with the transitional test for impairment. As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarters of 2002, 2003 and 2004. These tests resulted in no additional impairment to our goodwill balance.

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

Ratings and advisory revenue. We currently operate in one business segment. We provide proprietary, objective healthcare provider ratings and advisory services to our clients. We generate revenue by providing our clients with information and other assistance that enables them to measure, assess, enhance and market healthcare quality. Our target clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

Physician practice service fees. Physician practice service fees include services fees and other revenue derived from our physician practice management business. We have not provided physician practice management services since September 2002.

Cost of ratings and advisory revenue. Cost of ratings and advisory revenue consists primarily of the costs associated with the delivery of services related to our SQI, Distinguished Hospital Award and QAI programs, as well as the costs incurred to acquire the data utilized in connection with these and other services such as our SmartChoice and QRS products. The cost of delivery of services relates primarily to the client consultants and support staff that provide our services.

Cost of physician practice management revenue. In 2002, cost of physician practice management revenue primarily consisted of consulting costs related to the delivery of limited services to physician practices under agreements that expired at various times through September 2002.

Sales and marketing costs. Sales and marketing costs include salaries, wages and commission expenses related to our sales efforts, as well as other direct sales and marketing costs. For our SQI, Distinguished Hospital Award and QAI agreements, we pay our sales personnel commissions as we receive payment from our hospital clients. We typically receive a non-refundable payment for the first year (and subsequent years on each anniversary date) of the three-year contract term. In addition, we record the commission expense in the period it is earned, which is typically upon contract execution for the first year of the agreement and on each anniversary date for clients that do not cancel in the second or third year of the contract term. We record the commission expense in this manner because once a contract is signed, the salesperson has no remaining obligations to perform in order to earn the commission.

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

General and administrative expenses. General and administrative expenses consist primarily of salaries, employee benefits and other expenses for employees that support our infrastructure such as finance and accounting personnel, certain information technology employees and some of our support staff, facility costs, professional fees and insurance costs.

RESULTS OF OPERATIONS

Ratings and Advisory Revenue Overview

	Year ended	Year ended	Year ended
Product Area	December 31, 2004	December 31, 2003	December 31, 2002
Marketing services to hospitals (SQI and Distinguished Hospital Award products)	$8,763,218	$6,366,530	$3,997,300
Quality improvement services to hospitals (QAI products)	2,043,619	964,674	514,329
Sales of quality information to employers, consumers and others (QRS and Healthcare Quality Reports)	3,516,450	1,262,255	406,290
Consultant reimbursed travel	213,017	170,220	173,972
Other	—	40,250	—
Total	$14,536,304	$8,803,929	$5,091,891

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Ratings and advisory revenue. For the year ended December 31, 2004, ratings and advisory revenue was approximately $14.5 million, an increase of $5.7 million from ratings and advisory revenue of $8.8 million for the year ended December 31, 2003. For the year ended December 31, 2004 and 2003, approximately 60% and 72% of our ratings and advisory revenue was derived from our marketing services to hospitals. Although revenue from our marketing services declined as a percentage of total revenue from 2003 to 2004, revenues from this product area increased by approximately $2.4 million to $8.8 million for the year ended December 31, 2004. This increase is principally due to the addition of new clients in 2004. We continued to add clients for our existing service lines as well as our Distinguished Hospital Awards for Clinical Excellence and Patient Safety. In addition, approximately 14% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the year ended December 31, 2004 compared to 11% for the same period of 2003. Sales of our quality information totaled 24% of our ratings and advisory revenue for the year ended December 31, 2004 compared to 14% for the same period of 2003. Strong growth in our direct sales of quality reports to consumers via our website and our relationship with Hewitt Associates, through whom we provide our quality information to over 125 of the Fortune 1000 companies, was a principal reason for the increase in sales of our quality information.

Cost of ratings and advisory revenue. For the years ended December 31, 2004 and 2003, cost of ratings and advisory revenue was approximately $2.5 million and $2.0 million, respectively, or approximately 17% and 22% of ratings and advisory revenue. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due to the fact that our revenue growth was principally from our marketing services to hospitals and sales of quality information, and increased sales of these items do not entail a substantial amount of incremental cost. In addition, one of the significant components of cost of ratings and advisory revenue is our cost to acquire data, which has remained relatively fixed for the last year. Moreover, our sales of our healthcare quality reports do not require any commission costs as these are sold online directly to consumers. Costs related to our healthcare quality reports are principally related to payments to internet search engines for placement on the internet, as well as fees paid to a consultant. The fees we pay to a consultant are variable based upon the revenue generated from the sale of our healthcare quality reports to consumers, less certain expenses, and are subject to a monthly cap. These costs are included in sales and marketing expense in our consolidated statements of operations.

Sales and marketing costs for the year ended December 31, 2004 increased to approximately $4.9 million from $3.4 million for the same period of 2003. As a percentage of ratings and advisory revenue, sales and marketing costs were 34% and 38%, respectively. The decrease as a percentage of ratings and advisory revenue is primarily due to our increased existing base of business. We pay a lesser percentage of commissions to our sales group upon renewals of contracts with hospitals than we pay with respect to new contracts.

General and administrative expenses. For the year ended December 31, 2004, general and administrative expenses were approximately $3.3 million, an increase of approximately $505,000 from general and administrative expenses of approximately $2.8 million for the same period of 2003. The increase in general and administrative expenses is due to various items including an increase in professional fees related to our internal control efforts with respect to Sarbanes-Oxley, an increase in legal fees, indemnification expenses (described in Note 12 to the financial statements), additional office rent related to an increase in office space of approximately 3,000 square feet during 2004 and other items related to our growth during 2004.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUE:

Ratings and advisory revenue

     Ratings and advisory revenue was approximately $8.8 million for the year ended December 31, 2003, an increase of approximately $3.7 million or 73% from the year ended December 31, 2002. This increase reflects strong sales of our Distinguished Hospital Award and SQI programs during 2003. The revenue growth reflects both new clients as well as the sale of additional services to current clients. Of the total amount of additional business added during 2003 for the Distinguished Hospital Award, SQI and QAI products, approximately 70% reflected sales to new clients and approximately 30% related to sales of additional services to our existing clients. Our retention of existing clients also contributed to our increased revenues. For our Distinguished Hospital Award, SQI and QAI agreements that had first or second year anniversary dates during 2003, we retained approximately 79% of these clients. Also contributing to our revenue growth in 2003 was our sale of Healthcare Quality Reports. We began selling these reports at the end of 2002.

     For the year ended December 31, 2003, approximately 72% of our ratings and advisory revenue was derived from our Distinguished Hospital Award and SQI programs. For the same period of 2002, approximately 79% of our ratings and advisory revenue was derived from our SQI programs. We had no Distinguished Hospital Award sales in 2002 as the program did not begin until early 2003. Sales of our Quality Ratings Suite, Healthcare Quality Reports for Consumers and Healthcare Quality Reports for Professionals accounted for approximately 14% of revenues during 2003, compared to approximately 8% for the same period of 2002. In addition, approximately 11% of our ratings and advisory revenue for the year ended December 31, 2003 was derived from our QAI services, compared to 10% for the same period in 2002.

Cost of ratings and advisory revenue

     For the year ended December 31, 2003, cost of ratings and advisory revenue was approximately $2.0 million, or approximately 22% of ratings and advisory revenue, compared to $1.5 million, or 29% of revenue for the same period of 2002. The decrease is primarily due to a reduction in costs to acquire data. During 2002, we renegotiated a data purchase agreement with a vendor, which substantially reduced our cost to acquire certain physician data. In addition, during 2003, as described above, we had strong sales of our Distinguished Hospital Award and SQI programs. These programs do not have significant cost of sales as they are primarily licensing and marketing arrangements. The costs incurred related to these programs principally relate to the sales efforts, which are included in sales and marketing costs.

Sales and marketing costs

     Sales and marketing costs increased from approximately $2.1 million for the year ended December 31, 2002 to $3.4 million for the year ended December 31, 2003, an increase of approximately 62%. As a percentage of ratings and advisory revenue, sales and marketing costs decreased from approximately 41% for the year ended December 31, 2002 to 38% for the same period of 2003. Sales and marketing costs as a percentage of ratings and advisory revenue has decreased over the prior year due to an increase of retained clients. We pay a lower percentage of contract payments as commissions to our sales group upon the retention of contracts (i.e., non-cancellation of contracts on their anniversary date and signing of new contracts at the end of their term) than we pay with respect to new contracts. Therefore, as our business expands, we anticipate that the overall commission cost as a percentage of ratings and advisory revenue will decline.

General and administrative expenses

     For the year ended December 31, 2003, general and administrative expenses were approximately $2.8 million, an increase of approximately $712,000 or 34% over general and administrative expenses of approximately $2.1 million for the same period of 2002. The increase relates to legal fees incurred during 2003 due to the SPF-II litigation described in Note 12 to our consolidated financial statements included in this report. General and administrative expenses do not include the amount we paid to settle this litigation, which is reported in the litigation settlement line item. Also contributing to the increase in general and administrative expenses were 2003 cash bonuses.

Interest expense

     For the year ended December 31, 2003, we incurred interest expense of approximately $15,000 with respect to interest paid on a loan payable of $500,000 that was outstanding for part of 2003. This note was completely repaid in 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had working capital of approximately $96,000, an increase of $1.9 million from our working capital deficit of approximately $1.8 million as of December 31, 2003. Included in current liabilities as of December 31, 2004 is $7.7 million in deferred income, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the year ended December 31, 2004, cash flow provided by operations was approximately $2.8 million compared to cash provided by operations of approximately $1.3 million for the same period of 2003. Our 2004 net income has favorably affected our working capital deficit as well as our cash flow from operations.

We have a line of credit arrangement (the “Agreement”) with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to a maximum borrowing equal to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. Our ability to request advances is also limited by any outstanding letters of credit. In connection with a lease we executed on our new headquarters in Golden, Colorado, in December 2004, we executed a standby letter of credit with Silicon Valley Bank for $500,000 in January 2005. Such amount reduces the amount we can request as an advance under the Agreement. Therefore, subsequent to the issuance of the standby letter of credit in January 2005, approximately $500,000 was available to us. Advances under the Agreement bear interest at Silicon Valley Bank’s prime rate plus .5% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding, and the principal balance of any advances taken by us are due on February 13, 2006. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of December 31, 2004, we were in compliance with these covenants.

In February 2004, we added approximately 2,900 square feet of office space to our existing lease of 12,200 square feet relating to our former headquarters. Total annual lease costs for our full-service lease on the 15,100 square feet were approximately $270,000. This lease expired in February 2005. In December 2004, we executed a lease agreement on an office building at a new location in Golden, Colorado for approximately 28,700 square feet. Our lease began in February 2005.

The term of the lease is 63 months. In addition to our annual lease expense, we are incurring approximately $300,000 in other capital costs for modifications to the current building, additional furniture purchases, audio-video equipment and other items.

In addition to the capital expenditures related to our new facility, we anticipate incurring certain capital expenditures during 2005 primarily to upgrade some of our information technology hardware and software. We expect that capital expenditures for items in addition to our new facility costs noted above will be approximately $100,000.

Although we anticipate that we have sufficient funds available to support ongoing operations through at least March 31, 2006, if our revenues fall short of our expectations or our expenses exceed our expectations, we may need to raise additional capital through public or private debt or equity financing. We may not be able to secure sufficient funds on terms acceptable to us. If equity securities are issued to raise funds, our stockholders’ equity may be diluted. If additional funds are raised through debt financing, we may be subject to significant restrictions. Furthermore, as noted above, upon execution of our SQI, Distinguished Hospital Award and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us on each annual anniversary date). We record the cash payment as deferred revenue, which is a current liability on our balance sheet, and is then amortized to revenue over the first year of the term. Subsequent annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new agreements. A significant failure to achieve sales targets in the plan or a significant decline in our renewal rate would have a material negative impact on our financial position and cash flow.

The following table sets forth our contractual obligations as of December 31, 2004:

	Payments Due by Period
		Less than			More then
	Total	1 year	2-3 years	4-5 years	5 years

Contractual Obligations
Operating Lease Obligations	1,662,765	260,428	664,710	610,199	127,428

Total	1,662,765	260,428	664,710	610,199	127,428

Operating lease obligations relate principally to our office space lease.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123, (Revised 2004): Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of December 31, 2004, our investment in this fund amounted to approximately $5.1 million. This amount is included within the cash and cash equivalents line item of our balance sheet and consists of investments in highly liquid U.S. treasury securities with original maturities of 90 days or less. For the year ended December 31, 2004, interest earned on this balance was approximately $22,000. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

Item 8. Financial Statements and Supplementary Data

See pages 33-53 of this document.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information, as of December 31, 2004, regarding securities issuable under our stock based compensation plans.

				Number of securities
				remaining available
	Number of securities			for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column
				(a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,778,384		$0.41	2,019,685
Equity compensation plans not approved by security holders	20,000	(1)	$2.00	N/A
Total	9,798,384			2,019,685

(1) – Represents warrants issued to a company with respect to certain financial advisory services provided to us.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page F-1 are filed as part of this Form 10-K.

2. Financial Statement Schedules.

The following financial statement schedule is filed as part of this Form 10-K:

Schedule II — Valuation and Qualifying Accounts.

All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.

     (b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 000-22019.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

10.1*	1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.1	Loan and Security Agreement dated May 10, 2002 by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.2.2	Loan Modification Agreement dated March 11, 2003 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.3	Loan Modification Agreement dated February 20, 2004 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.2.4	Loan Modification Agreement dated February 22, 2005 by and between Health Grades, Inc. and Silicon Valley Bank

10.3	Stock and Warrant Repurchase Agreement dated March 11, 2003 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.4*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))

10.5.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1 (File No. 333-17627))

10.5.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.6	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant.

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	- Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.

Date: March 31, 2005	/s/ Kerry R. Hicks

Kerry R. Hicks
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Kerry R. Hicks	Chief Executive Officer	March 31, 2005
(Principal Executive Officer)
Kerry R. Hicks

/s/ Allen Dodge	Chief Financial Officer and
Treasurer (Principal Financial and
Allen Dodge	Accounting Officer)	March 31, 2005

/s/ Peter H. Cheesbrough	Director	March 31, 2005

Peter H. Cheesbrough

/s/ Leslie S. Matthews, M.D.	Director	March 31, 2005

Leslie S. Matthews, M.D.

/s/ J.D. Kleinke	Director	March 31, 2005

J.D. Kleinke

/s/ John Quattrone	Director	March 31, 2005

John Quattrone

/s/ Mark Pacala	Director	March 31, 2005

Mark Pacala

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY
REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

     No annual report covering the Registrant’s last fiscal year and no proxy statement, form of proxy or other soliciting material relating to the Registrant’s 2004 annual meeting of stockholders has been sent to the Registrant’s stockholders. The Registrant intends to send a report to stockholders for the period covered by this report and a proxy statement and proxy with respect to the Registrant’s next annual meeting of stockholders. The Registrant will furnish copies of such material when such material is sent to its stockholders. Such material shall not be deemed to be “filed” with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Health Grades, Inc.

We have audited the accompanying balance sheets of Health Grades, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Grades, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Denver, Colorado
February 4, 2005 (except for Note 16, as to which the date is February 22, 2005)

Health Grades, Inc.

Balance Sheets

	DECEMBER 31
	2004	2003
ASSETS
Cash and cash equivalents	$6,153,862	$3,559,125
Accounts receivable, net	3,034,375	1,688,336
Prepaid expenses and other	253,839	230,840

Total current assets	9,442,076	5,478,301

Property and equipment, net	382,870	236,757
Goodwill, net	3,106,181	3,106,181

Total assets	$12,931,127	$8,821,239

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$44,035	$116,117
Accrued payroll, incentive compensation and related expenses	1,178,581	1,148,161
Accrued expenses	322,777	175,380
Deferred income	7,729,195	5,785,437
Income taxes payable	71,298	73,343

Total current liabilities	9,345,886	7,298,438

Long-term liabilities	—	—

Total liabilities	9,345,886	7,298,438

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 44,880,176 and 44,052,153 shares issued in 2004 and 2003, respectively	44,880	44,052
Additional paid-in capital	90,094,408	89,814,939
Accumulated deficit	(72,786,467)	(74,568,610)
Treasury stock, 19,563,390 shares in 2004 and 2003	(13,767,580)	(13,767,580)

Total stockholders’ equity	3,585,241	1,522,801

Total liabilities and stockholders’ equity	$12,931,127	$8,821,239

See accompanying notes to financial statements.

Health Grades, Inc.

Statements of Operations

Years ended December 31,

	2004	2003	2002
Revenue:
Ratings and advisory revenue	$14,536,304	$8,803,929	$5,091,891
Physician practice service fees	—	—	195,492
Other	1,447	1,551	20,000

	14,537,751	8,805,480	5,307,383

Expenses:
Cost of ratings and advisory revenue	2,488,202	1,963,949	1,468,097
Cost of physician practice management revenue	—	—	91,051

Gross margin	12,049,549	6,841,531	3,748,235

Operating expenses:
Sales and marketing	4,932,210	3,357,874	2,074,425
Product development	2,017,441	1,433,965	1,321,511
Litigation settlement	—	491,000	—
General and administrative	3,339,298	2,834,467	1,975,086

Income (loss) from operations	1,760,600	(1,275,775)	(1,622,787)

Other:
Interest income	21,543	7,393	14,009
Interest expense	—	(15,305)	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle	1,782,143	(1,283,687)	(1,608,778)
Income tax benefit	—	—	1,046,296

Income (loss) before cumulative effect of a change in accounting principle	1,782,143	(1,283,687)	(562,482)
Cumulative effect of a change in accounting principle	—	—	(1,088,311)

Net income (loss)	$1,782,143	$(1,283,687)	$(1,650,793)

Net income (loss) per common share (basic)
Income (loss) before cumulative effect of a change in accounting principle	$0.07	$(0.05)	$(0.02)
Cumulative effect of a change in accounting principle	—	—	(0.03)

Net income (loss) per common share	$0.07	$(0.05)	$(0.05)

Weighted average number of common shares used in computation (basic)	25,058,173	26,679,467	36,189,748

Net income (loss) per common share (diluted)
Income (loss) before cumulative effect of a change in accounting principle	$0.05	$(0.05)	$(0.02)
Cumulative effect of a change in accounting principle	—	—	(0.03)

Net income (loss) per common share	$0.05	$(0.05)	$(0.05)

Weighted average number of common shares used in computation (diluted)	33,031,087	26,679,467	36,189,748

See accompanying notes to financial statements.

Health Grades, Inc.

Statements of Stockholders’ Equity
Years ended
December 31, 2004, 2003 and 2002

				STOCK
	COMMON STOCK		ADDITIONAL	PURCHASE
	$0.001 PAR VALUE		PAID-IN	PLAN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	RECEIVABLE	DEFICIT	STOCK	TOTAL
Balance at January 1, 2002	42,165,733	$42,166	$89,549,538	$—	$(71,634,130)	$(13,267,580)	$4,689,994
Common stock issued	1,799,973	1,800	213,298	(215,098)	—	—	—
Payments made under stock purchase plan	—	—	—	215,098	—	—	215,098
Net loss	—	—	—	—	(1,650,793)	—	(1,650,793)

Balance at December 31, 2002	43,965,706	43,966	89,762,836	—	(73,284,923)	(13,267,580)	3,254,299

12,004,333 shares acquired as treasury stock	—	—	—	—	—	(500,000)	(500,000)
Option grants to consultant	—	—	42,499	—	—	—	42,499
Employee stock option exercise	86,447	86	9,604	—	—	—	9,690
Net loss	—	—	—	—	(1,283,687)	—	(1,283,687)

Balance at December 31, 2003	44,052,153	44,052	89,814,939	—	(74,568,610)	(13,767,580)	1,522,801

Option grants to consultant	—	—	157,500	—	—	—	157,500
Employee stock option exercise	828,023	828	121,969	—	—	—	122,797
Net income	—	—	—	—	1,782,143	—	1,782,143

Balance at December 31, 2004	44,880,176	$44,880	$90,094,408	$—	$(72,786,467)	$(13,767,580)	$3,585,241

See accompanying notes to financial statements.

Health Grades, Inc.

Statements of Cash Flows

Years ended December 31,

	2004	2003	2002
OPERATING ACTIVITIES
Net income (loss)	$1,782,143	$(1,283,687)	$(1,650,793)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	1,088,311
Non-cash consulting expense related to non-employee stock options	157,500	42,499	—
Depreciation expense	146,051	98,006	249,802
Bad debt expense	3,569	11,667	6,500
Loss (gain) on sale of assets and other	7,146	(75)	446
Changes in operating assets and liabilities:
Accounts receivable, net	(1,349,609)	(1,024,489)	96,356
Prepaid expenses and other assets	(22,999)	54,058	(152,317)
Prepaid and recoverable income taxes	(2,045)	(3,380)	(207)
Accounts payable and accrued expenses	75,315	153,367	(142,185)
Accrued payroll, incentive compensation and related expenses	30,420	751,387	(167,716)
Deferred income	1,943,758	2,533,812	1,115,450

Net cash provided by operating activities	2,771,249	1,333,165	443,647

INVESTING ACTIVITIES
Purchases of property and equipment	(300,156)	(230,852)	(19,981)
Sale of property, plant and equipment	847	75	—

Net cash used in investing activities	(299,309)	(230,777)	(19,981)

FINANCING ACTIVITIES
Proceeds from stock purchases	—	—	215,098
Principal repayments on note payable	—	(500,000)	—
Purchases of treasury stock	—	(500,000)	—
Exercise of employee stock options	122,797	9,690	—
Repayments of notes receivable	—	—	12,726
Proceeds from note payable	—	500,000	—

Net cash provided by (used in) financing activities	122,797	(490,310)	227,824

Net increase in cash and cash equivalents	2,594,737	612,078	651,490
Cash and cash equivalents at beginning of period	3,559,125	2,947,047	2,295,557

Cash and cash equivalents at end of period	$6,153,862	$3,559,125	$2,947,047

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$—	$15,305	$—

Income taxes paid	$2,045	$3,380	$207

See accompanying notes to financial statements.

Health Grades, Inc.

Notes to Financial Statements

December 31, 2004 and 2003

1. DESCRIPTION OF BUSINESS

Health Grades, Inc. (“HealthGrades”) provides proprietary, objective healthcare provider ratings and advisory services. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.

We offer services to hospitals that are either attempting to build a reputation based upon quality of care or are working to identify areas to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular, etc.) and at a procedure/diagnosis level (e.g., coronary bypass surgery, community acquired pneumonia, valve replacement surgery, etc.). We also offer physician-led quality improvement consulting engagements and other quality improvement analysis and services for any hospitals that are seeking to enhance quality.

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

We provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Quality Ratings Suite™ of products – Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™ and Home Health Quality Guide™.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

Effective December 31, 2002, we liquidated our Healthcare Ratings and Providerweb.net subsidiaries. This liquidation had no impact on our financial position or operations. As of and for the years ended December 31, 2003 and 2004, Health Grades, Inc. had no subsidiaries. All significant intercompany balances and transactions for the years ended December 31, 2002 have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes. These estimates are based on management’s current knowledge of events and actions they may undertake in the future, and actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation.

REVENUE RECOGNITION

Ratings and advisory revenue

Strategic Quality Initiative, Distinguished Hospital and Quality Assessment and Improvement Programs:

Our ratings and advisory revenue is generated principally from annual fees paid by hospitals that participate in our Strategic Quality Initiative (SQI), Distinguished Hospital (DHP) and Quality Assessment and Improvement (QAI) programs. The SQI program provides business development tools to hospitals that are highly rated on our website. Under the SQI program, we license the HealthGrades name and our “report card” ratings to hospitals. The license may be in a single service line (for example, Cardiac) or multiple service lines (for example, Cardiac, Neuroscience and Orthopedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants.

Our SQI and DHP programs provide a license to highly rated hospitals, enabling them to utilize our name and certain ratings information for an annual period. Another feature of the SQI and DHP programs is a detailed comparison of the data underlying a hospital’s rating to local and national benchmarks. DHP-CE (Distinguished Hospital Award Program for Clinical Excellence) recognizes clinical excellence in hospitals among a range of service lines. Hospitals that contract with us for DHP services receive all of the SQI features described above with respect to their licensed service lines. In addition, hospitals can reference the additional DHA (Distinguished Hospital Award) designation. Hospital clients are provided with additional marketing and planning assistance related to the DHA designation as well as trophies for display at the hospital. DHP-PS (Distinguished Hospital Award Program for Patient Safety) recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on thirteen patient safety indicators from the Agency for Healthcare Research on Quality. Under our DHP-PS program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence.

Our QAI program is principally designed to help hospitals measure and improve the quality of their care in particular areas where they have lower ratings. Using our database and focusing on a particular hospital’s information and ratings we can help identify areas to improve quality and measure how well the hospital performs relative to national and regional best practices. Our consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis.

We typically receive a non-refundable payment at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term. Certain of our products represent a one-time delivery of data. For these arrangements, we recognize revenue at the point that the data is delivered.

SmartChoice and Quality Ratings Suite:

Through our SmartChoice and Quality Ratings Suite (QRS), we license access to, and customize our database for employers, benefits consulting firms, payers and others. Modules currently available for license are the Hospital Quality Guide, Physician Quality Guide, Nursing Home Quality Guide and Home Health Quality Guide. Some of our revenue for this product is derived through a relationship with Ingenix. Typically, Ingenix will add the HealthGrades’ QRS functionality to services available to its existing clients who license Ingenix’ provider lookup online application. An additional licensing fee is charged, of which a portion is payable to us, with Ingenix retaining the remaining part of the fee. We only recognize the fees that will ultimately be paid to us as revenue from Ingenix, and not the entire amount of the licensing fee. We recognize revenues related to these agreements in a straight-line manner over the term of the agreement.

Healthcare Quality Reports:

We offer comprehensive quality information to professionals and consumers that provides current and historical quality information on hospitals and nursing homes in more detail than is available on our website. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items. As pricing is usually on a per report basis, we recognize revenue as reports are ordered and delivered to the customer.

Physician practice service fees:

Physician practice service fees include services fees and other revenue derived from our former physician practice management business. Physician practice service fee revenue is recognized based upon the contractual arrangements of the underlying service agreements with physician practices that we were formerly affiliated with.

PRODUCT DEVELOPMENT COSTS

We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services and modification of our quality guides. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents generally consist of cash and overnight investment accounts that include short-term government obligations. These instruments have original maturity dates not exceeding three months. Such investments are stated at fair value (which includes accrued interest on our short-term government obligations) and are considered cash equivalents for purposes of reporting cash flows.

FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, as reported in the accompanying balance sheets, approximate their fair value primarily due to the short-term and/or variable-rate nature of such financial instruments.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets. Amortization of leasehold improvements are computed using the straight-line method over the shorter of the initial lease term or the estimated useful lives of the underlying assets. The estimated useful lives used are as follows:

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

NET INCOME (LOSS) PER COMMON SHARE

We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per share (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, (composed of incremental common shares issuable upon the exercise of common stock options and warrants) are included in diluted net income (loss) per share to the extent these shares are dilutive, utilizing the treasury stock method. The treasury stock method utilizes the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of our common stock. Common share equivalents are not included in our computation of diluted net loss per common share for the years ended December 31, 2003 and 2002 because the effect on net loss per common share would be antidilutive. Common share equivalents excluded from our calculation of diluted net loss per common share because their effect would be antidilutive totaled 2,017,064 and 15,732 for the years ended December 31, 2003 and 2002, respectively. In addition, as of December 31, 2004, options and warrants to purchase 2,054,356 shares of common stock were excluded from our calculation of dilutive securities as the exercise prices were above the market price for our common stock.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Numerator for both basic and diluted earnings per share:
Income (loss) before cumulative effect of a change in accounting principle	$1,782,143	$(1,283,687)	$(562,482)
Cumulative effect of a change in accounting principle	—	—	(1,088,311)

Net income (loss)	$1,782,143	$(1,283,687)	$(1,650,793)

Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	25,058,173	26,679,467	36,189,748
Effect of dilutive securities:
Employee stock options and outstanding warrants	7,972,914	—	—

Denominator for diluted net income (loss) per common share—adjusted weighted average shares and assumed conversion	33,031,087	26,679,467	36,189,748

STOCK-BASED COMPENSATION

We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and has been determined as if we had accounted for our employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 2004, 2003 and 2002 were estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate over the life of the option of 1.32% to 3.25%; no dividend yield; and expected three year lives of the options. Volatility factors used in 2004 were between 1.51 and 1.78. The volatility factors utilized for the year ended December 31, 2003 were between 1.95 and 2.04. For the year ended December 31, 2002, the volatility factor used was 1.91.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net (loss) income as disclosed below may not be representative of compensation expense in future years. The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123, using assumptions described above, to our stock-based compensation plan:

	Year ended December 31,
	2004	2003	2002
Net income (loss) as reported	$1,782,143	$(1,283,687)	$(1,650,793)
Add: Stock-based compensation expense included in reported net income under APB No. 25	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified or settled, net of tax effect	(223,150)	(343,512)	(870,374)

Pro forma net income (loss)	$1,558,993	$(1,627,199)	$(2,521,167)

Income (loss) per share as reported:
Basic	$0.07	$(0.05)	$(0.05)

Diluted	$0.05	$(0.05)	$(0.05)

Income (loss) per share pro forma:
Basic	$0.06	$(0.06)	$(0.07)

Diluted	$0.05	$(0.06)	$(0.07)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123, (Revised 2004): Share-Based Payment (SFAS 123R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have a material impact on our results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R.

3. ACCOUNTS RECEIVABLE AND RATINGS AND ADVISORY SERVICES REVENUE

Accounts receivable consisted of the following:

	DECEMBER 31
	2004	2003
Trade accounts receivable	$3,049,611	$1,700,003
Less allowance for doubtful accounts	15,236	11,667

	$3,034,375	$1,688,336

For the years ended December 31, 2004, 2003 and 2002, we derived substantially all of our revenue from our ratings and advisory services. Furthermore, our marketing program services accounted for 60%, 72% and 79% of total ratings and advisory revenue for the years ending December 31, 2004, 2003 and 2002, respectively. During 2004, 2003 and 2002, no individual customer accounted for more the 10% of our revenues.

The majority of our accounts receivable are due from hospitals. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivables are past due, any previous loss history and the customer’s ability to pay its obligations. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	DECEMBER 31
	2004	2003
Furniture and fixtures	$807,477	$847,147
Computer equipment and software	2,213,413	1,974,276
Leasehold improvements and other	13,217	10,784

	3,034,107	2,832,207
Accumulated depreciation and amortization	(2,651,237)	(2,595,450)

Net property and equipment	$382,870	$236,757

For the years ended December 31, 2004, 2003, and 2002, depreciation expense was approximately $146,000, $98,000, and $250,000 respectively.

5. GOODWILL

As a result of the adoption of SFAS 142, we discontinued the amortization of goodwill effective January 1, 2002. SFAS 142 also requires companies to perform a transitional test of goodwill for impairment as of January 1, 2002, and we completed this test during the second quarter of 2002. Based upon the results of the test, we recorded a charge of approximately $1.1 million in our statement of operations for the quarter ended June 30, 2002, as a cumulative effect of a change in accounting principle. Goodwill, net in the accompanying balance sheets, as of December 31, 2004 and 2003, is shown net of the impairment charge described above.

SFAS 142 describes various potential methodologies for determining fair value, including market capitalization (if a public company has one reporting unit), discounted cash flow analysis (present value technique) and techniques based on multiples of earnings, revenue, earnings before income tax, depreciation and amortization, and/or other financial measures. SFAS 142 also states that if a valuation technique is used that considers multiple sources of information, such as an average of the quoted market prices of the reporting unit over a specific time period and the results of a present value technique, the company should apply that technique consistently period to period (i.e., in the required annual impairment analysis in subsequent years).

As HealthGrades consists of only one reporting unit, and is publicly traded, management began its fair value analysis with an evaluation of our market capitalization. We applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price. We applied an additional premium of 30% to this valuation to give effect to management’s best estimate of a “control premium.” As the majority of our outstanding shares were then owned by management and two venture capitalist investors, management believed a premium of 30% was reasonable to give effect to additional benefits a purchaser would derive from control of HealthGrades. Beginning with the impairment test completed in the fourth quarter of 2003, we reduced the control premium to 20%. This change was made due to the fact that in the first quarter of 2003, we repurchased 12,004,333 shares of common stock owned by one of the venture capital investors. As a result, management believed that a reduction in the control premium was appropriate.

As our shares are thinly traded, management believes that any analysis of HealthGrades’ fair value should include valuation techniques in addition to overall market capitalization. We contemplated utilizing cost, market or income approaches. However, utilization of cost or market approaches was not feasible, particularly given the fact that HealthGrades does not fall into an easily identifiable “peer group” of companies from which to compare valuations in the form of price/earnings ratios, sales of similar companies, etc. Therefore, management determined to utilize an approach using the present value of expected future cash flows as an additional valuation technique. Due to the inherent uncertainty involved in projecting cash flows, in particular for a growth company, management developed a range of possible cash flows and derived a probability-weighted average of the range of possible amounts to determine the expected cash flow.

After deriving the market capitalization and expected cash flow valuations as described above, we then applied an equal weighting to each model to derive an overall fair value estimate of HealthGrades. For our transitional impairment test in 2002, the carrying value of our net assets exceeded the fair value estimate. We then compared the implied fair value of goodwill to the carrying amount of goodwill to arrive at the impairment loss calculation of approximately $1.1 million during the quarter ended June 30, 2002, in connection with the transitional test for impairment. As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarters of 2002, 2003 and 2004. These tests resulted in no additional impairment to our goodwill balance.

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

6. STOCK AND WARRANT REPURCHASE

Pursuant to a Stock and Warrant Repurchase Agreement, dated March 11, 2003, we paid a former venture capital investor, Chancellor V., L.P. (“Chancellor”) $500,000 to repurchase all 12,004,333 shares of our common stock and warrants to purchase 1,971,820 shares of our common stock that Chancellor had acquired through certain financing transactions in 2000 and 2001. Immediately prior to the repurchase, Chancellor’s ownership of HealthGrades common stock represented 33% of our outstanding common stock, and Chancellor’s ownership of HealthGrades common stock and warrants represented 36% of our total outstanding common stock (assuming full exercise of the warrants held by Chancellor, but assuming no exercise of any other warrants or options).

See also note 8.

7. BANK LINE OF CREDIT AND TERM LOAN

On May 13, 2002, we completed a line of credit arrangement (the “Agreement”) with Silicon Valley Bank. Under the terms of the Agreement, we were entitled to request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement. Through subsequent amendments, we extended the term of the Agreement to February 19, 2005. To date, we have not borrowed any funds under the Agreement. In addition, advances under the Agreement are limited to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank.

In addition, an amendment to the Agreement provided for a term loan of $500,000, which carried an interest rate of 5.94% and was due on March 1, 2005. In October 2003, we repaid the balance of the term loan.

Advances under the Agreement bear interest at Silicon Valley Bank’s prime rate plus 0.75% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of December 31, 2004, we had no advances outstanding and we were in compliance with the covenants. In connection with a lease we executed for our new headquarters in Golden, Colorado, in December 2004, we executed a standby letter of credit with Silicon Valley Bank in January 2005, for $500,000. Such amount reduces the amount we can request as an advance under the Agreement. Therefore, as of January 2005, $500,000 of our line of credit was available to us. See also Note 16 for recent developments relating to this Agreement.

8. COMMON STOCK AND WARRANTS

For the year ended December 31, 2002, participants in our 2002 Stock Purchase Plan paid approximately $215,000 for 1,799,973 shares purchased through payroll deductions. This amount was included in cash received from financing activities in our consolidated statement of cash flows. The 2002 Stock Purchase Plan enabled participating employees to purchase shares of our common stock by electing to have payroll deductions in 2002 of up to 30 percent of their annual base rate of pay (excluding bonuses, overtime pay, commissions and severance pay) as in effect on January 1, 2002. The 2002 Stock Purchase Plan terminated on December 31, 2002.

We record treasury stock at cost with regard to monetary transactions and at estimated fair value with regard to non-monetary transactions.

As of December 31, 2004, we had the following common shares reserved for future issuance:

Awards under the 1996 Equity Compensation Plan	9,774,884
Awards under the 1996 Incentive and Non-Qualified Stock Option Plan	3,500

Total shares reserved for future issuance	9,778,384

As of December 31, 2004, we had the following warrants outstanding to purchase our common stock:

Entity or Individual Holding Warrants	Number of Warrants	Warrant Price	Expiration Date of Warrants
Essex Woodlands Health Ventures	145,530	$0.15	10/9/2007
	207,900	$0.26	4/16/2007
	41,580	$0.26	3/16/2005
	1,008,420	$4.00	3/16/2005

Kerry R. Hicks	350,000	$4.00	3/16/2005

David G. Hicks	17,500	$4.00	3/16/2005

Former Company Officers	192,500	$4.00	3/16/2005

Others	64,750	$4.00	3/16/2005
	150,000	$3.45	3/16/2005
	20,000	$2.00	6/5/2005

9. STOCK OPTION PLANS

On March 22, 1996, we adopted the 1996 Incentive and Non-Qualified Stock Option Plan (the “Plan”) under which nontransferable options to purchase up to 5,000,000 shares of HealthGrades common stock were available for award to eligible directors, officers, advisors, consultants and key employees. On January 10, 1997, the Board of Directors voted to terminate the Plan.

The exercise price for incentive stock options awarded during the year ended December 31, 1996 was not less than the fair market value of each share at the date of the grant, and the options granted under the Plan had a term of ten years. Options, which were generally contingent on continued employment with HealthGrades, could be exercised only in accordance with a vesting schedule established by our Board of Directors. Of the 553,500 shares underlying options granted during the year ended December 31, 1996 at an exercise price of $1.00 per share, 3,500 shares underlying the options remain outstanding and exercisable at December 31, 2004. The other 550,000 shares underlying options were forfeited or exercised during 1997.

On October 15, 1996, our Board of Directors approved the 1996 Equity Compensation Plan (the “Equity Plan”), which initially provided for the grant of options to purchase up to 2,000,000 shares of HealthGrades common stock. The total number of shares authorized for issuance under the Equity Plan increased to 6,000,000 in 1998, 7,000,000 in 2000, 8,000,000 in 2001 and 13,000,000 in 2002. Our stockholders approved the Equity Plan and each increase in shares authorized for issuance. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Employees of HealthGrades and any subsidiaries, members of the Board of Directors and certain consultants and advisors are eligible to participate in the Equity Plan, which will terminate no later than October 14, 2006. Our Board of Directors or a committee of the Board of Directors authorizes the granting and vesting of options under the Equity Plan. As of December 31, 2004, there were 2,019,685 shares available for future granting under the Equity Plan.

A summary of HealthGrades’ stock option activity and related information for the years ended December 31 is as follows:

	2004		2003		2002
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at Beginning of Year	9,831,408	$0.31	9,857,426	$0.78	4,814,278	$3.68
Granted
Exercise price equal to fair value of common stock	919,004	$1.32	1,390,548	$0.26	6,640,759	$0.09
Exercised	(828,023)	$0.15	(86,447)	$0.11	—	—
Forfeited	(144,005)	$0.99	(1,330,119)	$3.72	(1,597,611)	$6.68

Outstanding at end of year	9,778,384	$0.41	9,831,408	$0.31	9,857,426	$0.78

Exercisable at end of year	8,062,638	$0.36	7,466,013	$0.35	6,601,970	$1.07

	2004	2003	2002
Weighted-Average Fair Value of Options:
Granted During the Year
Exercise price equal to fair value of common stock	$1.14	$0.24	$0.08

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2004 are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED-		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
RANGE OF	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
EXERCISE PRICES	OUTSTANDING	LIFE (YEARS)	PRICE	EXERCISABLE	PRICE
$0.04-$0.25	6,079,459	7.04	$0.10	5,669,462	$0.10
$0.30-$0.50	928,216	8.18	0.32	346,192	0.33
$0.53-$0.75	1,420,298	5.02	0.60	1,415,298	0.60
$0.78-$1.00	304,500	6.62	0.86	253,500	0.87
$1.01-$1.95	865,540	8.69	1.36	240,815	1.57
$2.00-$2.94	95,000	6.84	2.63	60,000	2.74
$3.10-$3.56	23,000	6.56	3.40	15,000	3.56
$6.00-$6.75	35,900	2.92	6.51	35,900	6.51
$9.75-$11.75	26,471	2.55	11.48	26,471	11.48

$0.04-$11.75	9,778,384	6.96	$0.41	8,062,638	$0.36

10. LEASES

We are obligated under operating leases for our office space and certain office equipment. In February 2004, we added approximately 2,900 square feet of office space to our lease for 12,200 square feet in Lakewood, Colorado. Total annual lease costs for our full-service lease on the 15,100 square feet were approximately $270,000. In December 2004, we executed a lease agreement on an office building at a new location in Golden, Colorado for approximately 28,700 square feet. The lease term under this new lease begins in February 2005. The term of the lease is sixty three months.

Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

2005	$260,428
2006	340,276
2007	324,434
2008	303,163
2009	307,036
Thereafter	127,428

Total	$1,662,765

Rent expense for the years ended December 31, 2004, 2003 and 2002 under all operating leases was approximately $327,000, $250,000 and $278,000, respectively.

11. INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Accrued liabilities	$49,741	$213,716
Allowance for doubtful accounts	6,247	4,783
Property and equipment, net	—	43,638
Web development costs	—	21,288
Net operating loss carryforwards	1,574,402	1,981,698

	1,630,390	2,265,123
Valuation allowance for deferred tax assets	(1,500,550)	(2,173,889)

Gross deferred tax asset	129,840	91,234

Deferred tax liabilities:
Prepaid expenses	104,075	91,234
Property and equipment, net	25,765	—

Gross deferred tax liability	129,840	91,234

Net deferred tax liability	$—	$—

The valuation allowance results from uncertainty regarding our ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. During 2004, the valuation allowance was decreased by $673,339 principally due to our 2004 operating income. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that until we have at least six quarters of net income before tax and cumulative net income before tax during the most recent twelve quarters, our net deferred tax assets should remain subject to a full valuation allowance.

The income tax (benefit) expense for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Current:
Federal	$—	$—	$(1,046,296)
State	—	—	—

	—	—	(1,046,296)

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$—	$—	$(1,046,296)

The income tax (benefit) expense differs from amounts currently payable because certain revenues and expenses are reported in the statement of operations in periods that differ from those in which they are subject to taxation. The principal differences relate to different methods of calculating depreciation for financial statement and income tax purposes and currently non-deductible book accruals and reserves.

During 2002, the Job Creation and Worker Assistance Act of 2002 (“JCWA Act”) was signed into law. One of the provisions of the JCWA Act extended the net operating loss carryback provisions of the Internal Revenue Code from two years to five years for losses incurred in 2001 and 2002. Prior to the passage of the JCWA Act, we did not have the ability to utilize our 2001 tax loss to reduce prior year taxable income because we had no taxable income in 2000 or 1999. However, with the passage of the JCWA Act, we were able to carryback our 2001 tax loss to reduce taxable income in 1997. As a result of the carryback, we received a tax refund of $1,046,296, which was recorded in 2002.

A reconciliation between the statutory federal income tax rate of 34% and our 0.0%, 0.0% and (38.8%) effective tax rates for the years ended December 31, 2004, 2003 and 2002, respectively, is as follows:

	2004	2003	2002
Federal statutory income tax rate	34.0%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	6.4	(5.0)	(4.8)
Non-deductible goodwill amortization and impairment and other costs	0.8	2.3	24.6
Miscellaneous	(3.4)	(1.5)	(1.7)
Deferred tax asset valuation allowance	(37.8)	38.2	(22.9)

Effective income tax rate	0.0%	0.0%	(38.8)%

We have approximately $3,800,000 in net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire from 2019 through 2023. Certain changes in our stock ownership during 2001 resulted in an ownership change pursuant to the tax laws and, due to this change, approximately $900,000 of our net operating loss carryforwards are subject to restrictions on the timing of their use. The remaining $2,900,000 of net operating loss carryforwards are not subject to any use limitations.

12. LEGAL PROCEEDINGS

On or about October 10, 2002, Strategic Performance Fund – II (“SPF-II”) commenced an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida against us, alleging breach of two leases. These leases relate to two buildings in which one of our former affiliated practices, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center (“Park Place”) leased office space. Park Place ceased the payment of its rental obligations with respect to the two leases in May 2000, and subsequently filed a petition for bankruptcy, under Chapter 11 of the Bankruptcy Code, in the United States Bankruptcy Court, Southern District of Florida, Ft. Lauderdale Division. SPF-II sought damages against us in the amount of approximately $4.7 million.

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

We filed a response to the initial complaint instituted by SPF-II, denying all liability with respect to the subject leases. In addition, we filed a third-party complaint against the individual physician owners seeking indemnification from each of these individuals under the terms of the Indemnification Agreement. The physician owners filed a response to our complaint denying their liability under the Indemnification Agreement, and asserting several affirmative defenses, including, among others, our failure to mitigate damages, lack of consideration, our assertion of a premature claim as liability and damages have not been established by SPF-II, rejection of the leases by the bankruptcy court, and, in the case of one physician owner, a claim that an “agent” of ours (who was, in fact, an employee of Park Place both before and after our affiliation with the practice) fraudulently induced the purchase of the Park Place practice’s assets from us. The physician owners also filed a motion to enjoin further prosecution of the action instituted against them by HealthGrades and Bank of America, the lender in connection with their repurchase of the assets of the Park Place practice, pending resolution of the bankruptcy proceeding.

In November 2003, we executed a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with SPF-II, Orthopaedic Associates, P.A. d/b/a Park Place Therapeutic Center (“Park Place”) and four of the physician owners of Park Place, in connection with a legal proceeding concerning an alleged breach by us of two leases. In consideration for the dismissal of all claims and mutual releases, we paid approximately $441,000 into an escrow account to be released to SPF-II upon the satisfaction of certain conditions of the Settlement Agreement. In addition, we agreed to pay an additional $50,000 to SPF-II on or before September 25, 2004. The aggregate payment amount of $491,000 was recorded as an expense in our statement of operations in the third quarter of 2003. As the $441,000 payment was made into escrow prior to year end, this cash was removed from our balance sheet as of December 31, 2003. Payment out of escrow was contingent upon the occurrence, on or before September 25, 2004 of (i) bankruptcy court approval of Chapter 11 plans relating to Park Place and the four physician owners and (ii) the payment of a specified amount to SPF-II pursuant to the Chapter 11 plans. In April 2004, upon satisfaction of the conditions described above, the $441,000 in the above mentioned escrow account was released to SPF-II. In July 2004, we made the final $50,000 payment to SPF-II, and an order of dismissal was entered on July 30, 2004.

In 2004, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling $272,000 relating to litigation involving Mr. Hicks. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in

December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. We were the majority owner of the business, but had agreed with the holder of the minority interest that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers were compelled to convert our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.

The executive officers personally borrowed money from our principal lending bank in order to fund their loans to us. In early 2001, the bank claimed that Mr. Hicks was obligated to pay amounts owed to the bank by a former executive who was unable to fully repay his loan; Mr. Hicks denied this obligation. In October 2002, the bank sold the note to an affiliate of a collection agency (the collection agency and the affiliate are collectively referred to as “the collection agency”). Although the bank informed the collection agency in July 2003 of the bank’s conclusion that Mr. Hicks was not obligated under the former executive’s promissory note issued to the bank, the collection agency commenced litigation in September 2003 in federal court in Tennessee to collect the remaining balance of approximately $350,000 on the note and named Mr. Hicks as a defendant. On motion by Mr. Hicks, the court action was stayed, and Mr. Hicks commenced an arbitration proceeding against the collection agency in October 2003, seeking an order that he had no liability under the note and asserting claims for damages. The bank was added as a party in March 2004.

The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for costs relating to this matter and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation against the other parties in Colorado state court based on similar claims. An arbitration hearing was held from February 1-4, 2005, and a determination by the arbitrators is pending.

Our determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Although we expect to indemnify Mr. Hicks for additional legal expenses incurred in 2005, we do not expect these expenses to be material in relation to our total operating expenses in 2005.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

13. COMMITMENTS

We have entered into employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. We expense all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, or change in ownership of HealthGrades, we may be partially or wholly relieved of our financial obligations to such individuals. However, under certain circumstances, a change in control of HealthGrades may provide significant and immediate enhanced compensation to the executives. At December 31, 2004, we were contractually obligated to pay base pay compensation to these executives of approximately $508,000 through December 31, 2005.

14. EMPLOYEE BENEFIT PLAN

We maintain a defined contribution employee benefit plan (“the Benefit Plan”). The Benefit Plan covers substantially all HealthGrades’ employees and includes a Qualified Non-Elective Contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the Benefit Plan.

Expense under the Benefit Plan, including the Qualified Non-Elective Contribution, aggregated approximately $139,000, $116,000 and $114,000 for 2004, 2003 and 2002, respectively.

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003. Certain reclassifications have been made to previously reported amounts to conform to the current period presentation.

2004	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$3,217,423	$3,500,314	$3,673,293	$4,145,274
Other	250	867	286	44

Total revenue	3,217,673	3,501,181	3,673,579	4,145,318

Expenses:
Cost of ratings and advisory revenue	662,203	548,103	650,932	626,964

Gross margin	2,555,470	2,953,078	3,022,647	3,518,354

Operating expenses:
Sales and marketing	1,091,450	1,152,999	1,296,566	1,391,195
Product development	465,450	445,232	481,819	624,940
General and administrative	803,209	731,214	805,894	998,981

Income (loss) from operations	195,361	623,633	438,368	503,238

Other:
Interest income	1,850	3,233	4,351	12,109

Income (loss) before income taxes	197,211	626,866	442,719	515,347
Income tax benefit	—	—	—	—

Net income (loss)	197,211	626,866	442,719	515,347

Net income (loss) per share (basic)	$0.01	$0.03	$0.02	$0.02

Weighted average shares outstanding (basic)	24,835,779	25,030,159	25,110,477	25,253,553

Net income (loss) per share (diluted)	$0.01	$0.02	$0.01	$0.02

Weighted average shares outstanding (diluted)	32,063,695	33,023,883	33,192,577	33,836,726

2003	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$1,737,741	$2,009,311	$2,289,669	$2,767,208
Other	43	1,444	32	32

Total revenue	1,737,784	2,010,755	2,289,701	2,767,240

Expenses:
Cost of ratings and advisory revenue	440,109	464,998	510,428	548,414

Gross margin	1,297,675	1,545,757	1,779,273	2,218,826

Operating expenses:
Sales and marketing	642,522	847,083	817,061	1,051,208
Product development	327,430	332,748	337,284	436,503
Litigation settlement	—	—	491,000	—
General and administrative	589,892	811,444	655,709	777,422

Loss from operations	(262,169)	(445,518)	(521,781)	(46,307)

Other:
Interest income	2,185	1,830	1,586	1,792
Interest expense	(578)	(6,888)	(6,062)	(1,777)

Loss before income taxes	(260,562)	(450,576)	(526,257)	(46,292)
Income tax benefit	—	—	—	—

Net loss	(260,562)	(450,576)	(526,257)	(46,292)

Net income (loss) per share (basic and diluted)	$(0.01)	$(0.02)	$(0.02)	$—

Weighted average shares outstanding (basic and diluted)	33,605,720	24,402,398	24,404,493	24,431,077

16. SUBSEQUENT EVENTS

On February 22, 2005, we extended the maturity date of our line of credit arrangement to February 13, 2006. In conjunction with our renewal, the interest rate on any advances under the line of credit was reduced to Silicon Valley Bank’s prime rate plus .5%. Our ability to request advances is also limited by any outstanding letters of credit.

Health Grades, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	BALANCE AT	CHARGED TO	CHARGED TO			BALANCE AT
	BEGINNING	COSTS AND	OTHER			END OF
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS		PERIOD
Year ended December 31, 2004
Allowance for doubtful accounts on trade receivables	$11,667	$3,569	$—	$—		$15,236

Year ended December 31, 2003
Allowance for doubtful accounts on trade receivables	$—	$11,667	$—	$—		$11,667

Year ended December 31, 2002
Allowance for doubtful accounts on trade receivables	$57,419	$—	$—	$(57,419	)(1)	$—

(1)	Represents actual amounts charged against the allowance for the periods presented.

EXHIBIT ENDEX

The following is a list of exhibits filed as part of this annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 000-22019.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

10.1*	1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.1	Loan and Security Agreement dated May 10, 2002 by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.2.2	Loan Modification Agreement dated March 11, 2003 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.3	Loan Modification Agreement dated February 20, 2004 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.2.4	Loan Modification Agreement dated February 22, 2005 by and between Health Grades, Inc. and Silicon Valley Bank

10.3	Stock and Warrant Repurchase Agreement dated March 11, 2003 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.4*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))

10.5.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1 (File No. 333-17627))

10.5.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.6	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant.

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

* — Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.