Form 10-Q/A
period 2004-09-30
HEALTH GRADES INC
filed 2005-05-02
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-22019

HEALTH GRADES, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	62-1623449

(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 GOLDEN RIDGE ROAD, SUITE 100

GOLDEN, COLORADO	80401

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (303) 716-0041

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

     On October 31, 2004, 25,122,231 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Part II. Other Information
Item 6. Exhibits
SIGNATURES
Exhibit Index
Bylaws, as amended
Certificate of the CEO Required by Rule 15d-14(a)
Certificate of the CFO Required by Rule 15d-14(a)

     This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 is being filed for the sole purpose of correcting the description of, and filing herewith, Exhibit 3.2: our Bylaws, as amended through August 20, 2004.

Part II. Other Information

Item 6. Exhibits.

Exhibit No.

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Bylaws, as amended.

31.1	Certificate of the Chief Executive Officer of Health Grades, Inc., required by Rule 15d-14(a).

31.2	Certificate of the Chief Financial Officer of Health Grades, Inc., required by Rule 15d-14(a).

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.

Date: May 2, 2005	By:	/s/ Allen Dodge

Allen Dodge
Senior Vice President – Finance and
Chief Financial Officer

3

Exhibit Index

3.1	Amended and Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Bylaws, as amended.

31.1	Certificate of the Chief Executive Officer of Health Grades, Inc., required by Rule 15d-14(a).

31.2	Certificate of the Chief Financial Officer of Health Grades, Inc., required by Rule 15d-14(a).

4