Form 10-K/A
period 2004-12-31
HEALTH GRADES INC
filed 2005-05-02
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES Exchange Act of 1934 for the
fiscal year ended December 31, 2004 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES Exchange Act of 1934 for the
transition period from                 to

Commission file number 0-22019

HEALTH GRADES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1623449 (I.R.S. Employer Identification No.)

500 Golden Ridge Road Suite 100 Golden, Colorado (Address of principal executive offices)	80401 (Zip Code)

Registrant’s telephone number, including area code: (303) 716-0041

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class None	Name of each exchange on which registered None

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

As of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $16,369,405. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the OTC Bulletin Board on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all directors and beneficial owners of more than five percent of the Common Stock of the Company.

As of April 23, 2005 there were 26,455,413 shares of the registrant’s Common Stock outstanding.

This amendment to Health Grades, Inc.’s Form 10-K for the fiscal year ended December 31, 2004 is being filed (1) to set forth the information required in Part III of Form 10-K and (2) to correct information regarding Exhibit 3.2.

PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

Directors of the Registrant

Kerry R. Hicks, age 45, one of our founders, has served as our Chief Executive Officer and has been a director since our inception in 1995. Mr. Hicks has also served as our Chairman of our Board of Directors since December 2004, and served as President from our inception until November 1999 and since June 2001. From 1985 to 1995, Mr. Hicks served as Senior Vice President of LBA Healthcare Management (LBA).

Peter H. Cheesbrough, age 53, has served as one of our directors since December 1996. Since December 3, 2002, Mr. Cheesbrough has served as Chief Financial Officer of Navigant Biotechnologies, a company that has developed a process for the elimination of pathogens from blood used for transfusions. From October 2000 to November 2002, Mr. Cheesbrough was a self-employed consultant. From August 1999 through September 2000, Mr. Cheesbrough served as Senior Vice President Finance and Chief Financial Officer of XCare.net, a company providing internet-based business to business connectivity, information exchange and electronic commerce applications solutions for healthcare. From June 1993 to August 1999, Mr. Cheesbrough was the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.

Leslie S. Matthews, M.D., age 53, has served as one of our directors since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1990, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital.

John Quattrone, age 52, has served as one of our directors since November 2000. Mr. Quattrone has served as General Director of Human Resources for General Motors North America Automotive Operations since 1995.

J.D. Kleinke, age 43, has served as one of our directors since April 2002. Mr. Kleinke has also served as the Vice Chairman of our Board of Directors since December 2004. Mr. Kleinke has served as President and CEO for HSN, a privately-held health information technology development company, since April 1998. From May 1992 to February 1998, Mr. Kleinke served in various capacities for HCIA, Inc., a healthcare information company that provides information products and services to health care systems, managed care organizations and pharmaceutical companies.

Mark Pacala, age 49, has served as one of our directors since December 2004. Mr. Pacala has been a Managing Director of Essex Woodlands Health Ventures since January 2004 and was a Venture Partner of Essex Woodlands Health Ventures from April 2002 to

December 2003. From October 2001 to January 2003 Mr. Pacala was self-employed as a venture capital consultant. He served as CEO of American WholeHealth, Inc., an integrative health network company that combines conventional medicine, alternative medicine, nutrition and wellness, from September 1996 to September 2001.

Kerry R. Hicks and David G. Hicks, our Executive Vice President – Information Technology, are brothers.

Identification of the Audit Committee

Our Board of Directors has established an Audit Committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. Our Audit Committee is currently comprised of three directors: Mr. Cheesbrough (Chairman), Mr. Quattrone and Dr. Matthews.

Audit Committee Financial Expert

Our Board of Directors has determined that Peter H. Cheesbrough, Chairman of our Audit Committee, is an “audit committee financial expert” as that term is defined in Securities and Exchange Commission regulations. Mr. Cheesbrough is an independent director within the meaning of the rules of the Nasdaq Stock Market, Inc.

Code of Conduct

We have a Code of Conduct applicable to all of our officers, other employees and directors. Among other things, the Code of Conduct is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely, and understandable disclosures in periodic reports required to be filed by us; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Conduct provides for the prompt internal reporting of violations of the Code of Conduct to an appropriate person identified in the Code of Conduct and contains provisions regarding accountability for adherence to the Code of Conduct. We have posted the Code of Conduct in the Investor Relations section of our website, which is located at www.healthgrades.com. You may request a print copy of the Code of Conduct by contacting Allen Dodge, Senior Vice President - Finance and Chief Financial Officer, Health Grades, Inc., 500 Golden Ridge Road, Suite 100, Golden, Colorado 80401 (telephone number — (303) 716-0041). We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Conduct by disclosing such matters in the Investor Relations section of our website.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that, if a company has a class of securities registered under Section
12 of the Securities Exchange Act of 1934, its officers and directors, and beneficial owners of more than ten percent of the registered class of securities must file reports of ownership of the Company’s securities and changes of ownership with the Securities and Exchange Commission. During 2004, our common stock was not registered under Section 12 of the Securities Exchange Act of 1934. As a result, our officers, directors and holders of more than 10% of our common stock were not subject to the filing requirements of Section 16(a) of the Act during 2004.

On April 20, 2005 we filed a registration statement on Form 8-A with the Securities and Exchange Commission that resulted in the registration of our common stock under Section 12 of the Act. As a result, our officers, directors and holders of more than 10% of our common stock became subject to Section 16(a) of the Act on April 20, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning the compensation we paid during 2004, 2003 and 2002 to our Chief Executive Officer and the four other most highly paid executive officers (collectively, the “named executive officers”) during the year ended December 31, 2004.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
				Awards
				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary (1)	Bonus (2)	Options	Compensation (3)
Kerry R. Hicks	2004	$304,289	$164,556	—	$6,000
Chief Executive Officer	2003	$285,499	$220,205	—	$6,000
	2002	$269,706	$6,000	1,493,104	$4,800

David G. Hicks	2004	$206,916	$82,787	—	$6,150
Executive Vice President - Information	2003	$192,847	$81,327	—	$5,785
& Technology	2002	$183,400	$4,000	900,000	$4,800

Sarah Loughran	2004	$173,517	$78,188	—	$5,205
Executive Vice President - Provider Services	2003	$154,121	$91,227	—	$4,624
	2002	$148,825	$4,000	900,000	$4,585

Allen Dodge	2004	$155,162	$64,074	—	$4,655
Senior Vice President - Finance and Chief Financial Officer	2003	$133,239	$76,502	—	$3,997
	2002	$109,200	$4,000	600,000	$3,396

Michael D. Phillips (4)	2004	$273,298	$—	—	$3,894
Senior Vice President - Provider Sales	2003	$254,735	$—	—	$3,750
	2002	$259,382	$—	400,000	$4,800

(1)	In 2004 there were twenty-seven pay periods instead of the standard twenty-six pay periods. Therefore, annual salary includes one additional pay period in 2004 compared to 2003 and 2002.

(2)	Bonus amounts include payments made in August 2004 and January 2005 relating to performance in 2004.

(3)	Includes amounts that we contributed to the accounts of the named executive officers under our Retirement Savings Plan.

(4)	Annual salary for Mr. Phillips includes sales commissions of $143,490, $129,735 and $134,383 for 2004, 2003 and 2002, respectively.

The following table sets forth certain information regarding stock options held as of December 31, 2004 by the named executive officers. No options were granted to the named executive officers in 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at		Options at
	acquired on	Value	Fiscal Year-End (#)		Fiscal Year-End ($)(1)
Name	exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Kerry R. Hicks	—	$—	2,289,823	—	$6,015,200	$—

David G. Hicks	100,000	$52,000	1,124,940	—	$2,988,621	$—

Sarah Loughran	50,000	$107,500	966,369	—	$2,617,693	$—

Allen Dodge	—	$—	623,500	—	$1,731,765	$—

Michael D. Phillips	100,000	$75,000	315,900	—	$883,407	$—

(1)	Based on $2.90, the closing price of our common stock as reported on the OTC Bulletin Board on December 31, 2004.

EMPLOYMENT AGREEMENTS

Mr. Kerry Hicks is employed by us under an employment agreement dated as of April 1, 1996. The agreement is renewable automatically for one year periods unless terminated by one of the parties. The agreement provided for Mr. Hicks to receive an annual salary of $250,000 for 1998, with cost of living increases for the years following 1998. In addition, the agreement provides for annual incentive compensation equal to up to 100% of Mr. Hicks’ base salary based on performance targets established by the Board of Directors.

Mr. David Hicks is employed by us under an employment agreement dated as of March 1, 1996. The agreement is renewable automatically for one year periods unless terminated by one of the parties. The agreement provided for Mr. David Hicks to receive an annual base salary of $144,000 for 1998, with cost of living increases for the years following the third year. In addition, the agreement provides for annual incentive compensation equal to up to 75% of his base salary based on performance targets established by the Board of Directors. In connection with Mr. David Hicks’ appointment as Senior Vice President in 1999, his base salary was increased to $172,500.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of Our Common Stock by Certain Persons

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 27, 2005 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person’s address), (ii) the named executive officers, (iii) each director and (iv) all directors and executive officers as a group.

	Number of Shares	Percent of
Name of Beneficial Owner	Beneficially Owned	Outstanding Shares (1)
Kerry R. Hicks (2)	4,067,293	14.1%
David G. Hicks (3)	1,661,598	6.0%
Sarah Loughran (4)	1,556,331	5.7%
Allen Dodge (5)	762,294	2.8%
Michael D. Phillips	558,263	2.1%
Peter H. Cheesbrough (6)	277,678	1.0%
Leslie S. Matthews, M.D. (7)	175,116	*
John J. Quattrone (8)	153,333	*
J.D. Kleinke (9)	83,333	*
Mark Pacala (10)	9,136,802	34.1%
Essex Woodlands Health Ventures Fund IV, L.P. (10)	9,136,802	34.1%
All directors and executive officers as a group (11 persons)(11)	18,515,374	57.8%

*	Less than one percent.

(1)	Applicable percentage of ownership is based on 26,455,413 shares of common stock outstanding on April 27, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 27, 2005 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2)	Includes 10,000 shares of common stock held by The David G. Hicks Irrevocable Children’s Trust and 2,289,823 shares underlying stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership. Mr. Kerry R. Hicks’ address is 500 Golden Ridge Road, Suite 100, Golden, Colorado 80401.

(3)	Includes 1,124,940 shares underlying stock options. Mr. David G. Hicks’s address is 500 Golden Ridge Road, Suite 100, Golden, Colorado 80401.

(4)	Includes 916,369 shares underlying stock options. Ms. Loughran’s address is 500 Golden Ridge Road, Suite 100, Golden, Colorado 80401.

(5)	Includes 623,500 shares underlying stock options.

(6)	Includes 256,678 shares underlying stock options.

(7)	Includes 16,666 shares underlying stock options.

(8)	Includes 153,333 shares underlying stock options.

(9)	Includes 83,333 shares underlying stock options.

(10)	Includes 9,136,802 shares and 353,430 shares underlying warrants held by Essex Woodlands Health Ventures Fund IV, L.P. Mr. Mark Pacala is a Managing Director of Essex Woodlands Health Ventures. Mr. Pacala’s address is Essex Woodlands Health Ventures Fund IV, L.P., 190 South LaSalle Street, Suite 2800, Chicago, IL 60603.

(11)	Include 353,430 shares underlying warrants, 5,547,975 shares underlying stock options and 10,000 shares of common stock held by The David G. Hicks Irrevocable Children’s Trust.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2004, regarding securities issuable under our stock based compensation plans.

				Number of securities
	Number of securities			remaining available
	to be issued upon		Weighted-average	for future issuance
	exercise of		exercise price of	under equity compensation
	outstanding options,		outstanding options,	plans (excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,778,384		$0.41	2,019,685
Equity compensation plans not approved by security holders	20,000	(1)	$2.00	N/A
Total	9,798,384			2,019,685

(1) – Represents warrants issued to a company with respect to certain financial advisory services provided to us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2004, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $272,000 relating to litigation involving Mr. Hicks. We provided additional indemnification of approximately $205,000 during the three months ended March 31, 2005. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. We were the majority owner of the business, but had agreed with the holder of the minority interest that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers were compelled to convert our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.

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

The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation against the other parties in Colorado state court based on similar claims. That case was removed to federal court by the defendants. The Court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding. An arbitration hearing was held in February 2005 on most of the claims submitted by the parties.

In April 2005, the arbitrator announced his determination. The arbitrator ruled that the collection agency was liable to Mr. Hicks in the amount of $400,000 for emotional distress and other maladies as well as attorneys’ fees in the amount of $15,587.36 with interest as a result of the collection agency’s abuse of process in initiating the action in federal court in Tennessee. The arbitrator determined that the bank had no liability.

Mr. Hicks has not received the arbitration award. The collection agency is seeking reconsideration of the ruling by the arbitrator, who has not yet responded. In addition, the arbitrator has not ruled on, among other things, the claim of the collection agency that Mr. Hicks engaged in tortious interference and abuse of process. The arbitrator indicated that these issues would be determined at a later date.

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

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees for all services provided by Grant Thornton LLP, our independent registered public accounting firm, for 2004 and 2003 were as follows:

Audit Fees

The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2004 and 2003 and the review of our financial statements included in our quarterly reports on Form
10-Q filed during 2004 and 2003 were $71,927 and $61,988, respectively.

Audit Related Fees

There were no fees billed in 2004 or 2003 for assurance and related services rendered by Grant Thornton LLP that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under “Audit Fees” above.

Tax Fees

There were no fees billed in 2004 or 2003 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning.

All Other Fees

There were no fees billed in 2004 or 2003 for products and services provided y Grant Thornton LLP, other than the services referred to above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.

Date: May 2, 2005	By: /s/ Kerry R. Hicks
Kerry R. Hicks
Chairman of the Board of Directors, President and Chief Executive Officer

Date: May 2, 2005	By: /s/ Allen Dodge
Allen Dodge
Senior Vice President – Finance and Chief Financial Officer

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Quarterly Report for the quarter ended September 30, 2004 on Form 10-Q/A).

10.1*	1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.2.1	Loan and Security Agreement dated May 10, 2002 by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.2.2	Loan Modification Agreement dated March 11, 2003 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.2.3	Loan Modification Agreement dated February 20, 2004 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-K for the quarter ended March 31, 2004).

10.2.4	Loan Modification Agreement dated February 22, 2005 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.3	Stock and Warrant Repurchase Agreement dated March 11, 2003 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.4*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627)).

10.5.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1 (File No. 333-17627)).

10.5.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997 (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.6	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

23.1	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

31.1^	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2^	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act (incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

EXHIBIT
NUMBER	DESCRIPTION
32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act (incorporated by reference to Exhibit 32.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

*	- Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

^	- Filed herewith.