Form 10-Q
period 2005-03-31
HEALTH GRADES INC
filed 2005-05-16
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 0-22019

HEALTH GRADES, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	62-1623449

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

500 GOLDEN RIDGE ROAD, STE 100, GOLDEN, COLORADO	80401

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (303) 716-0041

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

     On April 23, 2005 there were 26,455,413 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
Health Grades, Inc.

Condensed Balance Sheets
(UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and cash equivalents	$6,906,713	$6,153,862
Accounts receivable, net	2,677,566	3,034,375
Prepaid expenses and other	502,784	253,839

Total current assets	10,087,063	9,442,076
Property and equipment, net	1,257,639	382,870
Goodwill	3,106,181	3,106,181

Total assets	$14,450,883	$12,931,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$141,399	$44,035
Accrued payroll, incentive compensation and related expenses	838,326	1,178,581
Accrued expenses	419,335	322,777
Current portion of capital lease obligations	1,151	—
Current portion of deferred rent	3,690	—
Deferred income	8,316,718	7,729,195
Income taxes payable	69,398	71,298

Total current liabilities	9,790,017	9,345,886

Long-term portion of capital lease obligations	6,244	—
Long-term portion of deferred rent	368,850	—

Total liabilities	10,165,111	9,345,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 45,985,388 and 44,880,176 shares issued in 2005 and 2004, respectively	45,985	44,880
Additional paid-in-capital	90,238,925	90,094,408
Accumulated deficit	(72,231,558)	(72,786,467)
Treasury stock, 19,563,390 shares	(13,767,580)	(13,767,580)

Total stockholders’ equity	4,285,772	3,585,241

Total liabilities and stockholders’ equity	$14,450,883	$12,931,127

See accompanying notes to condensed financial statements.

Health Grades, Inc.

Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenue:
Ratings and advisory	$4,699,927	$3,217,423
Other	6,552	250

	4,706,479	3,217,673
Expenses:
Cost of ratings and advisory revenue	726,760	662,203

Gross margin	3,979,719	2,555,470

Operating expenses:
Sales and marketing	1,344,943	1,091,450
Product development	783,294	465,450
General and administrative	1,317,005	803,209

Income from operations	534,477	195,361

Other:
Interest income	20,432	1,850

Income before income taxes	554,909	197,211
Income tax expense	—	—

Net income	$554,909	$197,211

Net income per common share (basic)	$0.02	$0.01

Weighted average number of common shares used in computation (basic)	25,980,483	24,835,779

Net income per common share (diluted)	$0.02	$0.01

Weighted average number of common shares used in computation (diluted)	34,447,212	32,063,695

See accompanying notes to condensed financial statements.

Health Grades, Inc.

Condensed Statements of Cash Flows
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$554,909	$197,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,007	28,692
Loss on disposal of assets	4,586	—
Non-cash compensation expense related to non-employee stock options issued for services	—	87,000
Change in operating assets and liabilities:
Accounts receivable, net	356,809	69,040
Prepaid expenses and other assets	(248,945)	(126,955)
Accounts payable and accrued expenses	193,922	81,354
Accrued payroll, incentive compensation and related expenses	(340,255)	(482,212)
Income taxes payable	(1,900)	(1,100)
Current portion of deferred rent	3,690	—
Deferred rent	368,850	—
Deferred income	552,293	164,748

Net cash provided by operating activities	1,511,966	17,778

INVESTING ACTIVITIES
Purchase of property and equipment	(911,968)	(126,572)
Sale of property and equipment	7,370	—

Net cash used in investing activities	(904,598)	(126,572)

FINANCING ACTIVITIES
Payments on capital lease obligations	(139)	—
Exercise of common stock options	145,622	42,283

Net cash provided by financing activities	145,483	42,283

Net increase (decrease) in cash and cash equivalents	752,851	(66,511)
Cash and cash equivalents at beginning of period	6,153,862	3,559,125

Cash and cash equivalents at end of period	$6,906,713	$3,492,614

See accompanying notes to condensed financial statements.

Health Grades, Inc.

Notes to Condensed Financial Statements (Unaudited)

March 31, 2005

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Health Grades, Inc. (“HealthGrades”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 2 – STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005.

We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of APB No. 25, and related interpretations. We are reviewing SFAS 123(R) and have not yet determined the effect that the adoption of the statement would have on our financial statements.

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

The fair value for options awarded were estimated at the date of grant using the Black-Scholes option valuation model with the following assumptions:

	Three months ended March 31,
	2005	2004
Risk-free interest rate	3.96%	2.44%
Dividend yield	—	—
Expected life of option	3.0	3.0
Volatility	1.58	1.78

The following table illustrates the effect on net income and income per share if we had applied the fair value recognition provisions of SFAS 123 to our stock-based compensation plan.

	Three months ended March 31,
	2005	2004
Net income as reported	$554,909	$197,211
Add: Stock-based employee compensation expense included in reported net income under APB No. 25	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for awards, net of related tax effects	(103,002)	(34,113)

Pro forma net income	$451,907	$163,098

Income per share:
Basic as reported	$0.02	$0.01

Diluted as reported	$0.02	$0.01

Basic pro forma	$0.02	$0.01

Diluted pro forma	$0.01	$0.01

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
Numerator for both basic and diluted earnings per share:
Net income	$554,909	$197,211

Denominator:
Denominator for basic net income per common share—weighted average shares	25,980,483	24,835,779
Effect of dilutive securities:
Stock options and warrants	8,466,729	7,227,916

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	34,447,212	32,063,695

Net income per common share (basic)	$0.02	$0.01

Net income per common share (diluted)	$0.02	$0.01

During the three months ended March 31, 2005, the number of our common shares issued increased by 742,059 shares due to the exercise of stock options by several individuals. We received approximately $135,000 from these individuals, which represents the exercise price of the options.

NOTE 3 – LINE OF CREDIT

On May 13, 2002, we completed a line of credit arrangement (the “Agreement”) with Silicon Valley Bank. Through subsequent amendments, we extended the term of the Agreement to February 13, 2006. Under the terms of the Agreement, we were entitled to request advances not to exceed an aggregate amount of $1.0 million over the one-year term of the Agreement, subject to a limit of 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. To date we have not borrowed any funds under the Agreement.

Advances under the Agreement bear interest at Silicon Valley Bank’s prime rate plus 0.5% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of March 31, 2005, we had no advances outstanding and we were in compliance with the covenants. In connection with a lease we executed for our new headquarters in Golden, Colorado, in December 2004, we executed a standby letter of credit with Silicon Valley Bank in January 2005, for $500,000. Such amount reduces the amount we can request as an advance under the Agreement. Therefore, as of March 31, 2005, $500,000 of our line of credit was available to us.

NOTE 4 — DEFERRED RENT

As of March 31, 2005, we had approximately $372,540 recorded as deferred rent in our accompanying condensed balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our new office facility as reimbursement for tenant improvements we made. In addition, deferred rent includes approximately two and a half months of construction period rent from the period beginning on the date upon which we accepted delivery of the premises and when we actually moved into the facility. Deferred rent will be amortized as a reduction to rent expense over the sixty-three month term of our lease.

NOTE 5 – LEGAL PROCEEDINGS

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

In April 2005, the arbitrator announced his determination. The arbitrator ruled that the collection agency was liable to Mr. Hicks in the amount of $400,000 for emotional distress and other maladies as well as attorneys’ fees in the amount of $15,587 with interest as a result of the collection agency’s abuse of process in initiating the action in federal court in Tennessee. The arbitrator determined that the bank had no liability.

Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks has filed a motion with the federal district court to confirm the award. The collection agency has opposed confirmation and has sought to vacate the award. In addition, the arbitrator has not ruled on, among other things, the claim of the collection agency that Mr. Hicks engaged in tortious interference and abuse of process. The arbitrator indicated that these issues and additional claims by Mr. Hicks would be determined at a later date.

Our determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Although we expect to indemnify Mr. Hicks for additional legal expenses incurred during the remainder of 2005, we do not expect these expenses to be material in relation to our total operating expenses in 2005.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

NOTE 6 – COMMON STOCK AND WARRANTS

During the three months ended March 31, 2005, warrants to purchase 1,783,170 shares of our common stock were converted into 321,573 shares of our common stock, in accordance with a net exercise provision of the warrants. In addition, warrants to purchase 41,580 shares of our common stock were exercised at a price of $0.26 per share.

As of March 31, 2005 we had the following warrants outstanding to purchase our common stock:

Entity or Individual Holding Warrants	Number of Warrants	Warrant Price	Expiration Date of Warrants
Essex Woodlands Health Ventures	145,530	$0.15	10/9/2007
	207,900	$0.26	4/16/2007

Others	20,000	$2.00	6/5/2005

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for income taxes amounted to approximately $1,900 and $1,100 for the three months ended March 31, 2005 and 2004,

respectively.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Statements in this section, including but not limited to statements concerning the sufficiency of available funds, anticipated future revenues, staff increases, equity grants, overall commission cost as a percentage of rating and advisory revenue, general and administrative expenses, capital expenditures, impact of interest rate in our investment account and materiality of legal expenses to our operations are “forward-looking statements.” Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures, client turnover, inability to identify suitable businesses with which to enter into product or distribution arrangements and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2004, particularly under “Risk Factors” in Item 1.

Introductory Commentary

In evaluating our financial results and financial condition, management has focused principally on the following:

•	Revenue Growth and Client Retention – We believe these are key factors affecting both our results of operations and our liquidity. During the first quarter of 2005, our increased revenues as compared to the same period of 2004 reflected our success in several product areas. We continued adding new hospital customers to our Distinguished Hospital (DHP), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, we continued to increase sales through the distribution of our quality information in our Quality Ratings Suite and Healthcare Quality Reports for Consumers.

As our base of hospital clients grows, one of our principal objectives will be to achieve a high rate of retention of these clients. We believe one of the obstacles to maintaining high retention rates is that clients who signed contracts with us several years ago, when we were developing our provider services and charging significantly lower fees than we do today, may be unwilling to accept our current pricing structure. In addition, beginning in January 2004, we no longer offered exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (with the ability to cancel on an annual basis), we anticipate that all exclusivity provisions will expire by the end of 2006. We analyze our retention rates on a rolling six-month basis. For the six months ended March 31, 2005, we retained, or signed new agreements with, approximately 70% of the hospitals whose contracts had second or third year anniversary dates. We have limited experience with respect to assessing retention rates of hospitals whose contracts expire. In general, our retention rates for expiring contracts is lower than our retention rate with respect to contracts that have a cancellation option on the first or second anniversary dates.

We typically receive a non-refundable payment for the first year of the contract term (which as noted above is typically three years, subject to a cancellation right by either the client or us, on each anniversary date) upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our liquidity could be adversely affected.

•	Variable Expense Considerations – During the latter part of 2004 and in early 2005, we added a significant number of personnel to our information technology department who work on existing and anticipated future client services. We also added sales and client consulting personnel to support our DHP, SQI and QAI programs. As of March 31, 2005 we had approximately 100 employees. We anticipate that we will continue to add client consultants, some information technology personnel and, possibly, additional administrative support personnel during 2005 as we continue to expand our revenue base and develop enhanced product offerings. Moreover, we believe it is important to provide appropriate compensation and incentives to those employees who contribute to the further growth of our company. Cash bonuses of approximately $650,000 were reflected in the statement of operations for the year ended December 31, 2004. Additionally, we are working to finalize a cash bonus program for 2005, the amount of which likely will be substantially dependent upon our company performance. In light of the significant equity position of our executive officers, the board of directors has expressed a disinclination to provide significant additional equity incentives to our executives. Accordingly, as was the case in 2004, we do not anticipate any additional options or any other form of equity grants to our executive officers in 2005. Management recognizes that any increases in expenses to accommodate future growth must be applied in a disciplined fashion to enable us to obtain meaningful operating and cash flow benefits.

RESULTS OF OPERATIONS

Revenue Overview

	Three month ended	Three month ended
Product Area	March 31, 2005	March 31, 2004
Marketing services to hospitals (SQI and DHP products)	$2,744,783	$2,076,882
Quality improvement services to hospitals (QAI products)	557,188	393,141
Sales of quality information to employers, consumers and others (QRS and Healthcare Quality Reports)	1,332,998	685,901
Consultant reimbursed travel	64,958	61,499
Total	$4,699,927	$3,217,423

Ratings and advisory revenue. For the three months ended March 31, 2005, ratings and advisory revenue was approximately $4,700,000, an increase of $1,483,000 or 46%, over revenue of $3,217,000 for the three months ended March 31, 2004. This increase is primarily due to the addition of hospital clients under our DHP and SQI programs as well as increased sales of our Healthcare Quality Reports for Consumers and Quality Ratings Suite. For the first quarter of 2005, approximately 58% of our ratings and advisory revenue was derived from our DHP and SQI services, compared to 65% for the same period of 2004. In addition, approximately 12% of our ratings and advisory revenue was derived from our QAI services for the three months ended March 31, 2005 and 2004. Sales of our Healthcare Quality Reports for Consumer and Quality Ratings Suite totaled 28% of our ratings and advisory revenue for the three months ended March 31, 2005 compared to 21% of ratings and advisory revenue for the same period of 2004.

Cost of ratings and advisory revenue. For the three months ended March 31, 2005, cost of ratings and advisory revenue was $727,000, or approximately 15% of ratings and advisory revenue, compared to $662,000 or approximately 21% for the same period of 2004. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due to the fact that our revenue growth was principally in areas that do not require a substantial amount of incremental cost to deliver. In addition, included in our cost of ratings and advisory revenue are costs to acquire our data which do not increase proportionally as our revenue increases.

Sales and marketing costs increased from approximately $1,091,000, or 34% of ratings and advisory revenue for the three months ended March 31, 2004, to approximately $1,345,000, or 29% of ratings and advisory revenue for the same period of 2005. The decrease as a percentage of ratings and advisory revenue is primarily due to our increased renewal base of business. Since we pay a lesser percentage of commissions to our sales group upon renewals of contracts than we pay with respect to new contracts, the overall commission cost as a percentage of ratings and advisory revenue should decline as our business expands. Included in sales and marketing cost for the three months ended March 31, 2004 is a non-cash expense of $87,000 related to the fair-value of stock options granted to a consultant for services rendered in connection with the sale of our Healthcare Quality Reports.

Product development costs increased from approximately $465,000 for the three months ended March 31, 2004 to approximately $783,000 for the same period of 2005. This increase is principally due to additional personnel hired to support our product development efforts including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain includes over 600,000 physicians. Physicians are not identified by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.

General and administrative expenses. For the three months ended March 31, 2005, general and administrative expenses were approximately $1,317,000, an increase of approximately $514,000 over general and administrative expenses of approximately $803,000 for the same period of 2004. Contributing to the increase in general and administrative expenses were an increase in legal fees of approximately $160,000, increased accounting and other consulting fees of approximately $115,000, costs related to our move to the new facility of approximately $75,000, and other items. The increase in legal fees relates principally to costs associated with the indemnification of our Chief Executive Officer as more fully described in Note 5 to our condensed financial statements. The increase in accounting and other consulting fees relates to work performed by an outside consultant to support our efforts to comply with the provisions of Sarbanes-Oxley relating to internal control over financial reporting, as well as a compensation study we completed in the first quarter of 2005. Fees related to our move to a new facility consist of certain telecommunications costs, moving costs and other items which were expensed during the three months ended March 31, 2005. We expect that general and administrative expenses should remain relatively constant throughout the remainder of 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had working capital of approximately $297,000, an increase of $201,000 from working capital of approximately $96,000 as of December 31, 2004. Included in current liabilities as of March 31, 2005 is $8.3 million in deferred income, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the quarter ended March 31, 2005, cash flow provided by operations was approximately $1.5 million compared to cash provided by operations of approximately $18,000 for the same period of 2004. Our net income for the three months ended March 31, 2005 has favorably affected our cash flow from operations.

We have a line of credit arrangement with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to a maximum borrowing equal to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. Our ability to request advances is also limited by any outstanding letters of credit. In connection with a lease we executed on our new headquarters in Golden, Colorado, in December 2004, we executed a standby letter of credit with Silicon Valley Bank for $500,000 in January 2005. Therefore, subsequent to the issuance of the standby letter of credit in January 2005, approximately $500,000 was available to us. Advances under the Agreement bear interest at Silicon Valley Bank’s prime rate plus .5% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding, and the principal balance of any advances are due on February 13, 2006. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of March 31, 2005, we were in compliance with these covenants.

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

During the three months ended March 31, 2005, we incurred approximately $912,000 in capital expenditures. Of this amount, approximately $712,000 related to leasehold improvements, furniture for our new office space, server equipment and computers for new employees. The remaining $200,000 relates to certain assets we acquired from the Foundation for Accountability, an not-for-profit organization that developed certain survey tools as well as a survey builder application. These tools are intended to allow consumers to compare their healthcare experience to evidenced-based recommendations. In addition to the capital expenditures related to our new facility, we anticipate incurring certain capital expenditures during 2005 primarily to upgrade some of our information technology hardware and software. We expect that capital expenditures for items in addition to our new facility costs noted above will be approximately $100,000 during the remainder of 2005.

We anticipate that we have sufficient funds available to support ongoing operations for at least the next twelve months. As noted above, upon execution of our SQI, DHP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us on each annual anniversary date) upon contract execution. We record the cash payment as deferred revenue, which is a current liability on our consolidated balance sheet that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of March 31, 2005, our investment in this fund amounted to approximately $5.8 million. This amount is included within the cash and cash equivalents line item of our balance sheet and consists of investments in highly liquid U.S. treasury securities with maturities of 90 days or less. For the three months ended March 31, 2005, interest earned on this balance was $20,432. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

ITEM 4. CONTROL PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

b) Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Reference is made to the disclosure in Note 5 of the Notes to Condensed Financial Statements contained in this report, which is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Amendment No.1 on Form 10-K/A to our Quarterly Report for the quarter ended September 30, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.

Date: May 16, 2005	By:	/s/ Allen Dodge

Allen Dodge
Senior Vice President — Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 to Amendment No.1 on Form 10-K/A to our Quarterly Report for the quarter ended September 30, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.