Form 10-Q
period 2005-06-30
HEALTH GRADES INC
filed 2005-08-15
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended                     JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 0-22019
HEALTH GRADES, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	62-1623449

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 GOLDEN RIDGE ROAD, SUITE 100, GOLDEN, COLORADO	80401

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (303) 716-0041
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On July 31, 2005, 27,421,806 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
Health Grades, Inc.
Condensed Balance Sheets
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2005	2004
ASSETS
Cash and cash equivalents	$8,035,071	$6,153,862
Accounts receivable, net	2,567,407	3,034,375
Prepaid expenses and other	468,369	253,839
Deferred income taxes	1,593,416	—

Total current assets	12,664,263	9,442,076

Property and equipment, net	1,116,663	382,870
Intangible assets, net	209,093	—
Goodwill	3,106,181	3,106,181
Deferred income taxes	16,324	—

Total assets	$17,112,524	$12,931,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$309,781	$44,035
Accrued payroll, incentive compensation and related expenses	879,089	1,178,581
Accrued expenses	243,467	322,777
Current portion of capital lease obligations	1,271	—
Current portion of deferred rent	45,974	—
Deferred income	8,125,606	7,729,195
Income taxes payable	—	71,298

Total current liabilities	9,605,188	9,345,886

Long-term portion of capital lease obligations	5,919	—
Long-term portion of deferred rent	349,767	—

Total liabilities	9,960,874	9,345,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 46,985,114 and 44,880,176 shares issued in 2005 and 2004, respectively	46,985	44,880
Additional paid-in capital	91,196,344	90,094,408
Accumulated deficit	(70,324,099)	(72,786,467)
Treasury stock, 19,563,390 shares	(13,767,580)	(13,767,580)

Total stockholders’ equity	7,151,650	3,585,241

Total liabilities and stockholders’ equity	$17,112,524	$12,931,127

See accompanying notes to condensed financial statements

Health Grades, Inc.
Condensed Statements of Income
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2005	2004	2005	2004
Revenue:
Ratings and advisory revenue	$4,868,748	$3,500,314	$9,568,675	$6,717,737
Other	387	867	6,939	1,117

	4,869,135	3,501,181	9,575,614	6,718,854

Expenses:
Cost of ratings and advisory revenue	795,997	548,103	1,522,757	1,210,306

Gross margin	4,073,138	2,953,078	8,052,857	5,508,548

Operating expenses:
Sales and marketing	1,270,813	1,152,999	2,615,756	2,244,449
Product development	734,664	445,232	1,517,958	910,682
General and administrative	1,246,867	731,214	2,563,872	1,534,423

Income from operations	820,794	623,633	1,355,271	818,994

Other:
Gain on sale of assets and other	1,405	—	1,405	—
Interest income	34,316	3,233	54,748	5,083
Interest expense	(73)	—	(73)	—

Income before income taxes	856,442	626,866	1,411,351	824,077

Income tax benefit	1,051,017	—	1,051,017	—

Net income	$1,907,459	$626,866	$2,462,368	$824,077

Net income per common share (basic)	$0.07	$0.03	$0.09	$0.03

Weighted average number of common shares used in computation (basic)	26,889,435	25,030,159	26,437,470	24,932,969

Net income per common share (diluted)	$0.05	$0.02	$0.07	$0.03

Weighted average number of common shares used in computation (diluted)	34,955,601	33,023,883	34,703,918	32,545,662

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$2,462,368	$824,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,577	63,272
Bad debt expense	20,000	—
Deferred income tax benefit	(983,369)	—
Gain on disposal of assets	4,481	—
Non-cash compensation expense related to non-employee stock options	—	142,500
Change in operating assets and liabilities:
Accounts receivable, net	446,968	598,200
Prepaid expenses and other assets	(214,530)	4,033
Accounts payable and accrued expenses	186,436	(37,602)
Accrued payroll, incentive compensation and related expenses	(299,492)	(250,214)
Income taxes payable	(71,298)	(1,100)
Current portion of capital lease obligations	(344)	—
Current portion of deferred rent	3,690	—
Deferred income	396,411	(393,223)
Deferred rent	392,051	—

Net cash provided by operating activities	2,510,949	949,943

INVESTING ACTIVITIES
Purchase of property and equipment	(916,360)	(150,759)
Acquisition of intangible assets	(200,000)	—
Sale of property and equipment	8,950	—

Net cash used in investing activities	(1,107,410)	(150,759)

FINANCING ACTIVITIES
Exercise of common stock options	477,670	53,854

Net cash provided by financing activities	477,670	53,854

Net increase in cash and cash equivalents	1,881,209	853,038
Cash and cash equivalents at beginning of period	6,153,862	3,559,125

Cash and cash equivalents at end of period	$8,035,071	$4,412,163

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2005
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE 2 — STOCK-BASED COMPENSATION
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
We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of APB No. 25 and related interpretations. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R). We are evaluating the requirements of SFAS 123(R) and anticipate that we will adopt the prospective transition method. Although we have not yet determined the fair value model to be used for valuing share-based payments, if we continued the utilization of the Black-Scholes option valuation model we would record additional compensation expense related to our adoption of SFAS 123(R) with respect to the stock options that are outstanding as of June 30, 2005 of slightly less than $600,000 for the year ended December 31, 2006. Depending upon the option valuation model we ultimately determine to utilize and the amount of any share-based payments granted during the remainder of 2005 and during 2006, this amount may not be indicative of the actual expense we incur during 2006.
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
For the six months ended June 30, 2005, the fair value of options awarded during this period were estimated using the Black Scholes model with the following assumptions: a risk-free interest rate over the life of the options of between 3.67% to 3.96%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.50 to 1.58.

For the six months ended June 30, 2004, the fair value of options awarded during this period were estimated using the Black Scholes model with the following assumptions: a risk-free interest rate over the life of the options of between 2.44% to 3.16%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.76 to 1.78.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,907,459	$626,866	$2,462,368	$824,077
Add: Stock-based compensation expense included in reported net income under APB No. 25	—	—	—	—
Less: Total stock-based compensation expense determined under fair value based method for awards, net of related tax effects	(134,703)	(31,290)	(237,705)	(65,403)

Pro forma net income	$1,772,756	$595,576	$2,224,663	$758,674

Income per share:
Basic as reported	$0.07	$0.03	$0.09	$0.03

Diluted as reported	$0.05	$0.02	$0.07	$0.03

Basic pro forma	$0.07	$0.02	$0.08	$0.03

Diluted pro forma	$0.05	$0.02	$0.06	$0.02

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004.

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator for both basic and diluted earnings per share:
Net income	$1,907,459	$626,866	$2,462,368	$824,077

Denominator:
Denominator for basic net income per common share—weighted average shares	26,889,435	25,030,159	26,437,470	24,932,969
Effect of dilutive securities:
Stock options and warrants	8,066,166	7,993,724	8,266,448	7,612,693

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	34,955,601	33,023,883	34,703,918	32,545,662

Net income per common share (basic)	$0.07	$0.03	$0.09	$0.03

Net income per common share (diluted)	$0.05	$0.02	$0.07	$0.03

During the six months ended June 30, 2005, the number of our common shares issued increased by approximately 1.7 million shares due to the exercise of stock options. We received approximately $467,000 in cash from this exercise of stock options, which represents the exercise price of the options. As of June 30, 2005, we have outstanding options to purchase approximately 8.2 million shares of our common stock, the majority of which have exercise prices of less than $2.00 per share. Therefore, we anticipate that additional options will be exercised.
NOTE 3 — LINE OF CREDIT
On May 13, 2002, we completed a line of credit arrangement (the “Agreement”) with Silicon Valley Bank. Through subsequent amendments, we extended the term of the Agreement to February 13, 2006. Under the terms of the Agreement, we were entitled to request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to a limit of 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. To date we have not borrowed any funds under the Agreement.

Advances under the Agreement bear interest at Silicon Valley Bank’s prime rate plus 0.5% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of June 30, 2005, we had no advances outstanding and we were in compliance with the covenants. In connection with a lease we executed for our new headquarters in Golden, Colorado, in December 2004, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount subject to the letter of credit reduces the amount we can request as an advance under the Agreement. Therefore, as of June 30, 2005, $500,000 of our line of credit was available to us.
NOTE 4 — PROPERTY AND EQUIPMENT, NET
At June 30, 2005, property and equipment, net includes approximately $130,000 capitalized in connection with software we have developed for a web-hosting application. We evaluated the costs to be capitalized in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Based upon these pronouncements, we capitalized costs related to the application development of the web-hosting software and will continue to capitalize additional application development costs until such time that the software is ready for its intended use after all substantial testing is completed, which is anticipated to occur in August 2005. When this software is ready for its intended use, we will begin amortizing these costs on a straight-line basis over the estimated useful life of the software.
NOTE 5 — INCOME TAXES
The provision for income taxes is made pursuant to the liability method as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at June 30, 2005 and December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004
Deferred tax assets:
Accrued liabilities	$40,131	$49,741
Allowance for doubtful accounts	13,390	6,247
Intangible assets, net	7,946	—
Deferred rent	150,381	—
Net operating loss carryforwards	1,716,169	1,574,402

	1,928,017	1,630,390

Valuation allowance for deferred tax assets	—	(1,500,550)

Gross deferred tax asset	1,928,017	129,840

Deferred tax liabilities:
Prepaid expenses	176,274	104,075
Property and equipment, net	142,003	25,765

Gross deferred tax liability	318,277	129,840

Net deferred tax asset	$1,609,740	$—

During the six month period ended June 30, 2005, the valuation allowance for deferred tax assets was reduced by $1,500,550. The valuation allowance at December 31, 2004 resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that, consistent with criteria we established in 2004, the valuation allowance was no longer required.

The income tax (benefit) expense for the six months ended June 30, 2005 and 2004, respectively, is summarized as follows:

	June 30, 2005	June 30, 2004
Current:
Federal	$—	$—
State	(67,648)	—

	(67,648)	—

Deferred:
Federal	(863,553)	—
State	(119,816)	—

	(983,369)	—

Total	$(1,051,017)	$—

The total income tax (benefit) expense differs from amounts currently payable because certain revenues and expenses are reported in the statement of operations in periods that differ from those in which they are subject to taxation. The principal differences relate to different methods of calculating depreciation and deferred rent for financial statement and income tax purposes, currently deductible book prepaid amounts and currently non-deductible book accruals and reserves.
The deferred income tax benefit summarized above does not include a tax benefit of $626,371 related to certain employee stock option transactions. In accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, this tax benefit has been recorded as an increase to stockholder’s equity in the accompanying condensed balance sheet. In addition, this tax benefit has been recorded as a cash flow from operations in the accompanying condensed statement of cash flows.
As of June 30, 2005, we have approximately $4,500,000 in net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire from 2019 through 2025. Certain changes in our stock ownership during 2001 resulted in an ownership change pursuant to the tax laws and, due to this change, approximately $800,000 of our net operating loss carryforwards are subject to restrictions on the timing of their use. The remaining $3,700,000 of net operating loss carryforwards are not subject to any use limitations.
NOTE 6 — DEFERRED RENT
As of June 30, 2005, we had approximately $395,741 recorded as deferred rent in our accompanying condensed balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our new office facility as reimbursement for tenant improvements we made. In addition, deferred rent includes approximately two and a half months of construction period rent from the period beginning on the date upon which we accepted delivery of the premises and when we actually moved into the facility. Deferred rent will be amortized as a reduction to rent expense over the sixty-three month term of our lease.
NOTE 7 — LEGAL PROCEEDINGS
In 2004, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $272,000 relating to litigation involving Mr. Hicks. We provided additional indemnification of approximately $266,000 during the six months ended June 30, 2005. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. We were the majority owner of the business, but had agreed with the holder of the minority interest that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers were compelled to convert our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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

The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation in Colorado state court against the other parties, as well as two individuals, affiliated with the collection agency (together with the collection agency, the “collection agency parties”), based on similar claims. That case was removed to federal court by the defendants. Mr. Hicks later filed an amended complaint against the collection agency parties in federal court for abuse of process, defamation and intentional infliction of emotional distress. The Court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding, but in January 2005, the arbitrator stayed Mr. Hicks’ federal court claims and the collection agency’s claims against Mr. Hicks for abuse of process and tortious interference until after consideration of the other pending claims. An arbitration hearing was held in February 2005 on the other claims submitted by the parties.
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
Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks has filed a motion with the federal district court to confirm the award. The collection agency has opposed confirmation and has sought to vacate the award. The court has set a hearing date in November 2005 to consider these matters. In addition, the arbitrator has not ruled on, among other things, the claims that the arbitrator stayed prior to the February 2005 hearing. Discovery has been scheduled and an arbitration hearing on these remaining matters has been set for December 2005.
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
NOTE 8 — COMMON STOCK AND WARRANTS
During the six months ended June 30, 2005, warrants to purchase 1,783,170 shares of our common stock were converted into 321,573 shares of our common stock, in accordance with a net exercise provision of the warrants. In addition, warrants to purchase 41,580 shares of our common stock were exercised at a price of $0.26 per share.
As of June 30, 2005 we had the following warrants outstanding to purchase our common stock:

Entity or Individual Holding Warrants	Number of Warrants	Warrant Price	Expiration Date of Warrants
Essex Woodlands Health Ventures	145,530	$0.15	10/9/2007
	207,900	$0.26	4/16/2007
NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to approximately $3,650 and $1,100 for the six months ended June 30, 2005 and 2004, respectively.

ITEM 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning the sufficiency of available funds, anticipated future revenues, overall commission cost as a percentage of rating and advisory revenue, general and administrative expenses, future option exercises, capital expenditures, impact of interest rates in our investment account and materiality of legal expenses to our operations are “forward looking statements.” Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including failure to achieve revenue increases, unanticipated expenditures, client turnover, inability to identify suitable businesses with which to enter into product or distribution arrangements and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2004, particularly under “Risk Factors” in Item 1.
Introductory Commentary
In evaluating our financial results and financial condition, management has focused principally on the following:
•	Revenue Growth and Client Retention — We believe these are key factors affecting both our results of operations and our liquidity. During the first six months of 2005, our increased revenues as compared to the same period of 2004 reflected our success in several product areas. We continued adding new hospital customers to our Distinguished Hospital (DHP), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, we continued to increase sales through the distribution of our quality information in our Quality Ratings Suite and Healthcare Quality Reports for Consumers.

As our base of hospital clients grows, one of our principal objectives will be to achieve a high rate of retention of these clients. We believe one of the obstacles to maintaining high retention rates is that clients who signed contracts with us several years ago, when we were developing our provider services and charging significantly lower fees than we do today, may be unwilling to accept our current pricing structure. In addition, prior to January 2004, for clients that signed SQI contracts with us, we agreed not to sign similar agreements with a specified number of hospitals in close proximity to the client hospital. Beginning in January 2004, we no longer offer this type of exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject to a cancellation right by either the client or us, on each annual anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006. For the six months ended June 30, 2005, we retained, or signed new agreements with, approximately 67% of the hospitals whose contracts had first or second year anniversary dates. We have limited experience with respect to assessing retention rates of hospital whose contracts expire at the end of the three year term. In general, our retention rates for expiring contracts is lower than our retention rate with respect to contracts that have a cancellation option on the first or second anniversary dates.

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

•	Income Taxes — As of June 30, 2005, we had a net deferred tax asset of approximately $1.6 million recorded in our condensed balance sheet. During the six month period ended June 30, 2005, the valuation allowance for deferred tax assets was reduced by $1.5 million. The valuation allowance at December 31, 2004 resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that, consistent with criteria we established in 2004, the valuation allowance was no longer required. As a result, net income for the six months ended June 30, 2005 includes an income tax benefit of $1.1 million. The benefit consists principally of the elimination of the valuation allowance for deferred tax assets of $1.5 million, offset by a provision for income taxes of $0.4 million. We anticipate that we will incur income tax expense at a rate of between 37-39% for the remainder of 2005.
RESULTS OF OPERATIONS
Revenue Overview

	Three months	Three months	Six months	Six months
Product Area	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Marketing services to hospitals (SQI and DHP products)	$2,950,377	$2,079,080	$5,695,160	$4,155,962
Quality improvement services to hospitals (QAI products)	645,116	455,862	1,202,304	849,003
Sales of quality information to employers, consumers and others (QRS and Healthcare Quality Reports)	1,217,892	914,558	2,550,890	1,600,459
Consultant reimbursed travel	55,363	50,814	120,321	112,313

Total	$4,868,748	$3,500,314	$9,568,675	$6,717,737

Ratings and advisory revenue. For the three and six months ended June 30, 2005, ratings and advisory revenue was approximately $4.9 million and $9.6 million, respectively, compared to ratings and advisory revenue of $3.5 million and $6.7 million for the three and six months ended June 30, 2004. These increases are due to the addition of hospital clients under our DHP and SQI programs as well as increased sales of our Healthcare Quality Reports for Consumers and QRS products. For the three months ended June 30, 2005 compared to the three months ended June 30, 2004, sales to hospitals accounted for approximately $1,065,000 or 78% of our increased revenue while our sales of quality information accounted for approximately $303,000 or 22% of the increase. For the second quarter of 2005 and 2004, approximately 61% and 59% of our ratings and advisory revenue was derived from our marketing services to hospitals. In addition, approximately 13% of our ratings and advisory revenue was derived from the sale of our QAI services for the second quarter of 2005 and 2004. Sales of our quality information totaled 25% of our ratings and advisory revenue for the three months ended June 30, 2005 compared to 26% for the same period of 2004.
Cost of ratings and advisory revenue. For the three months and six months ended June 30, 2005, cost of ratings and advisory revenue was $796,000 and $1.5 million, respectively, or approximately 16% of ratings and advisory revenue, compared to $548,000 and $1.2 million, respectively, or approximately 16% and 18% for the same periods of 2004.
Sales and marketing costs for the three and six month periods ended June 30, 2005 were approximately $1.3 million and $2.6 million, respectively, or 26% and 27% of ratings and advisory revenue Sales and marketing costs constituted from approximately $1.2 million and $2.2 million, or 33% of ratings and advisory revenue for the three and six months ended June 30, 2004. The decrease in sales and marketing costs as a percentage of ratings and advisory revenue is primarily due to our increased existing base of business. Since we pay a lesser percentage of commissions to our sales group upon renewals of contracts than we pay with respect to new contracts, the overall commission cost as a percentage of ratings and advisory revenue should decline as our business expands.
Product development costs increased from approximately $445,000 for the three months ended June 30, 2004 to approximately $735,000 for the same period of 2005. This increase is principally due to additional personnel hired to support our product development efforts including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 600,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.
General and administrative expenses. For the three months ended June 30, 2005, general and administrative expenses increased to approximately $1.2 million, from approximately $731,000 for the same period of 2004. For the six months ended June 30, 2005, general and administrative expenses increased by approximately $1.0 million to $2.5 million compared to the same period of 2004. The increased expenses over the prior year principally resulted from our move into our new headquarters which provides approximately double the amount of square footage as our previous location, costs related to our ongoing efforts to comply with the internal control provisions of Sarbanes-Oxley and the indemnification expense described in note 7 to the condensed financial statements included in this report. As we anticipated, general and administrative expenses for the second quarter of 2005 remained relatively consistent with general and administrative expenses for the first quarter of 2005.
Income tax benefit. Net income for the six months ended June 30, 2005 includes an income tax benefit of $1.1 million. The benefit for the six months ended June 30, 2005 consists principally of the elimination of a valuation allowance for deferred tax assets of $1.5 million, offset by a provision for income taxes for the six months ended June 30, 2005 of $0.4 million. The previously recorded valuation allowance resulted from the uncertainty regarding the ability of the Company to realize the benefits of the related deferred tax asset. Based upon the criteria set forth in our Annual Report on Form 10-K, management determined that complete elimination of the valuation allowance was appropriate in the second quarter of 2005. We anticipate that we will incur income tax expense at a rate of between 37-39% for the remainder of 2005. See also note 5 to the condensed financial statements included in this report for further discussion of our income taxes.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2005, we had working capital of approximately $3.1 million, an increase of $3.0 million from working capital of approximately $96,000 as of December 31, 2004. Included in current liabilities as of June 30, 2005 is $8.1 million in deferred income, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the quarter ended June 30, 2005, cash flow provided by operations was approximately $2.5 million compared to cash provided by operations of approximately $1.0 million for the same period of 2004. In addition to the positive effect of our net income, cash provided by operations for the six months ended June 30, 2005 reflects a tax benefit of approximately $626,000 related to certain employee stock option transactions.
During the six months ended June 30, 2005, the number of our common shares issued increased by approximately 1.7 million shares due to the exercise of stock options. We received approximately $467,000 in cash from this exercise of stock options, which represents the exercise price of the options. As of June 30, 2005, we have outstanding options to purchase approximately 8.2 million shares of our common stock, the majority of which have exercise prices of less than $2.00 per share. Therefore, we anticipate that additional options will be exercised.
We have a line of credit arrangement with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to a maximum borrowing equal to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. Our ability to request advances is also limited by any outstanding letters of credit. In connection with a lease we executed on our new headquarters in Golden, Colorado, in December 2004, we executed a standby letter of credit with Silicon Valley Bank for $500,000 in January 2005. Therefore, subsequent to the issuance of the standby letter of credit in January 2005, approximately $500,000 was available to us. Advances under the Agreement bear interest at Silicon Valley Bank’s prime rate plus .5% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding, and the principal balance of any advances taken by us are due on February 13, 2006. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of June 30, 2005, we were in compliance with these covenants.
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
During the six months ended June 30, 2005, we incurred approximately $916,000 in capital expenditures. The majority of these expenditures related to leasehold improvements, furniture for our new office space, server equipment and computers for new employees. In addition, we paid $200,000 to acquire certain intangible assets (survey tools as well as a survey builder application) from the Foundation for Accountability, a not-for-profit organization. These tools are intended to enable consumers to compare their healthcare experience to evidenced-based guidelines for specific conditions. In addition to the capital expenditures related to our new facility, we anticipate incurring certain capital expenditures during 2005 primarily to upgrade some of our information technology hardware and software.
We anticipate that we have sufficient funds available to support ongoing operations at their current level. As noted above, upon execution of our SQI, DHP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right by either the client or us on each annual anniversary date) upon contract execution. We record the cash payment as deferred revenue, which is a current liability on our consolidated balance sheet that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We have certain investments in a treasury obligation fund maintained by Silicon Valley Bank. As of June 30, 2005, our investment in this fund amounted to approximately $2.2 million. This amount is included within the cash and cash equivalent line item of our balance sheet and consists of investments in highly liquid U.S. treasury securities with maturities of 90 days or less. For the six months ended June 30, 2005, interest earned on this balance was $54,748. Any decrease in interest rates in this investment account would not have a material impact on our financial position.
ITEM 4. CONTROL PROCEDURES
a)	Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
b)	Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Reference is made to the disclosure in Note 7 of the Notes to Condensed Financial Statements contained in this report, which is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 22, 2005, we held our annual meeting of stockholders. At the meeting, the stockholders voted on the election of five members of the Board of Directors.
     The voting results are set forth below.

NAME OF NOMINEE	FOR	WITHHELD
Kerry R. Hicks	23,790,873	1,071,933
Peter H. Cheesbrough	24,763,013	99,793
Leslie S. Matthews	24,791,513	71,293
John J. Quattrone	24,789,413	73,393
J. D. Kleinke	23,793,874	1,068,932
Mark Pacala	24,765,113	97,693

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits —

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	1996 Equity Compensation Plan.

31.1	Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: August 15, 2005	By:	/s/ Allen Dodge
Allen Dodge
Senior Vice President - Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	1996 Equity Compensation Plan.

31.1	Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).