Form 10-Q
period 2005-09-30
HEALTH GRADES INC
filed 2005-11-14
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended                     SEPTEMBER 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission file number 0-22019
HEALTH GRADES, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	62-1623449

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 GOLDEN RIDGE RD, SUITE 100, GOLDEN, COLORADO	80401

(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code (303) 716-0041
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     On October 31, 2005, 27,584,166 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Health Grades, Inc.
Condensed Balance Sheets
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004

ASSETS
Cash and cash equivalents	$6,786,267	$6,153,862
Short-term investments	2,273,273	—
Accounts receivable, net	4,147,654	3,034,375
Prepaid expenses and other	413,442	253,839
Deferred income taxes	1,261,961	—

Total current assets	14,882,597	9,442,076

Property and equipment, net	1,291,251	382,870
Intangible assets, net	193,411	—
Goodwill	3,106,181	3,106,181
Deferred income taxes	30,435	—

Total assets	$19,503,875	$12,931,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$34,290	$44,035
Accrued payroll, incentive compensation and related expenses	1,351,360	1,178,581
Accrued expenses	328,915	322,777
Current portion of capital lease obligations	1,290	—
Current portion of deferred rent	58,118	—
Deferred revenue	9,093,971	7,729,195
Income taxes payable	—	71,298

Total current liabilities	10,867,944	9,345,886

Long-term portion of capital lease obligations	5,589	—
Long-term portion of deferred rent	330,683	—

Total liabilities	11,204,216	9,345,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 47,147,474 and 44,880,176 shares issued in 2005 and 2004, respectively	47,147	44,880
Additional paid-in capital	91,477,409	90,094,408
Accumulated deficit	(69,457,317)	(72,786,467)
Treasury stock, 19,563,390 shares	(13,767,580)	(13,767,580)

Total stockholders’ equity	8,299,659	3,585,241

Total liabilities and stockholders’ equity	$19,503,875	$12,931,127

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Condensed Statements of Income
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30		SEPTEMBER 30
	2005	2004	2005	2004

Revenue:
Ratings and advisory revenue	$5,334,279	$3,673,293	$14,902,955	$10,391,030
Other	6,375	286	13,314	1,403

	5,340,654	3,673,579	14,916,269	10,392,433

Expenses:
Cost of ratings and advisory revenue	780,949	650,932	2,303,706	1,861,238

Gross margin	4,559,705	3,022,647	12,612,563	8,531,195

Operating expenses:
Sales and marketing	1,331,590	1,296,566	3,947,345	3,541,015
Product development	766,611	481,819	2,284,569	1,392,501
General and administrative	1,115,081	805,894	3,678,953	2,340,317

Income from operations	1,346,423	438,368	2,701,696	1,257,362

Other:
Gain on sale of assets and other	—	—	1,405	—
Interest income	58,394	4,351	113,141	9,434
Interest expense	(588)	—	(662)	—

Income before income tax (expense) benefit	1,404,229	442,719	2,815,580	1,266,796
Income tax (expense) benefit	(537,447)	—	513,570	—

Net income	$866,782	$442,719	$3,329,150	$1,266,796

Net income per common share (basic)	$0.03	$0.02	$0.12	$0.05

Weighted average number of common shares used in computation (basic)	27,504,864	25,110,477	26,797,178	24,992,570

Net income per common share (diluted)	$0.02	$0.01	$0.10	$0.04

Weighted average number of common shares used in computation (diluted)	35,032,559	33,192,577	34,817,375	32,762,065

See accompanying notes to condensed financial statements.

Health Grades, Inc. and Subsidiaries
Condensed Statements of Cash Flows
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30
	2005	2004
OPERATING ACTIVITIES
Net income	$3,329,150	$1,266,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	273,214	102,221
Bad debt expense	20,000	—
Gain on disposal of assets	(1,405)	—
Non-cash compensation expense related to non-employee stock options	—	157,500
Change in operating assets and liabilities:
Accounts receivable, net	(1,133,279)	(416,590)
Prepaid expenses and other assets	(159,603)	(20,791)
Deferred income taxes	(456,968)	—
Accounts payable and accrued expenses	(3,607)	(42,089)
Accrued payroll, incentive compensation and related expenses	172,779	(188,354)
Income taxes payable	(71,298)	(1,383)
Deferred revenue	1,364,776	531,263
Deferred rent	388,801	—

Net cash provided by operating activities	3,722,560	1,388,573

INVESTING ACTIVITIES
Purchase of property and equipment	(1,139,788)	(224,338)
Acquisitions of other assets	(235,230)	—
Purchases of held-to-maturity investments	(2,273,273)	—
Sale of property and equipment	8,950	—

Net cash used in investing activities	(3,639,341)	(224,338)

FINANCING ACTIVITIES
Payments under capital lease obligation	(654)	—
Exercise of common stock options and warrants	549,840	69,553

Net cash provided by financing activities	549,186	69,553

Net increase in cash and cash equivalents	632,405	1,233,788

Cash and cash equivalents at beginning of period	6,153,862	3,559,125

Cash and cash equivalents at end of period	$6,786,267	$4,792,913

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2005
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE 2 — CASH AND CASH EQUIVALENTS
Cash and cash equivalents generally consist of cash, overnight investment accounts that include short-term U.S. government obligations with maturities not exceeding three months and investments in U.S. government and government agency debt securities with original maturities not exceeding three months. Such investments are stated at cost, which approximates fair value given the short maturity dates, (which includes accrued interest on our short-term government obligations) and are considered cash equivalents for purposes of reporting cash flows.
NOTE 3 — SHORT-TERM INVESTMENTS
The Company invests in U.S. government and government agency debt securities with maturity dates of 180 days or less. These securities are classified as held-to-maturity because we have the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair value given the short maturity dates, adjusted for amortization of premium and accretion of discounts to maturity.
NOTE 4 — STOCK-BASED COMPENSATION
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS No. 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS 123(R), is now effective for public companies for fiscal years that begin after June 15, 2005.
We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of APB No. 25 and related interpretations. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R). We are evaluating the requirements of SFAS 123(R) and anticipate that we will adopt the modified prospective transition method. Although we have not yet determined the fair value model to be used for valuing share-based payments, if we continued the utilization of the Black-Scholes option valuation model we would record additional compensation expense related to our adoption of SFAS 123(R) with respect to the stock options that are outstanding as of September 30, 2005 of approximately $600,000 for the year ended December 31, 2006. Depending upon the option valuation model we ultimately determine to utilize and the amount of any share-based payments granted during the remainder of 2005 and during 2006, this amount may not be indicative of the actual expense we incur during 2006.
Pro forma information regarding net income and earnings per share is required by SFAS 123 and has been determined as if we had accounted for our employee stock options under the fair value method of that accounting pronouncement. The Black-Scholes option valuation model was utilized for the purpose of this disclosure. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting period. Because compensation expense associated with an award is recognized over the vesting period, the impact on pro forma net income as disclosed below may not be representative of compensation expense in future years.
For the nine months ended September 30, 2005, the fair value of options awarded during this period were estimated using the Black Scholes model with the following assumptions: a risk-free interest rate over the life of the options of between 3.67% to 3.96%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.50 to 1.58.
For the nine months ended September 30, 2004, the fair value of options awarded during this period were estimated using the Black Scholes model with the following assumptions: a risk-free interest rate over the life of the options of between 2.44% to 3.16%; no dividend yield; and expected three year lives of the options. The volatility factors utilized ranged from 1.76 to 1.78.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income as reported	$866,782	$442,719	$3,329,150	$1,266,796
Add: Stock-based compensation expense included in reported net income under APB No. 25	—	—	—	—
Less: Total stock-based compensation expense determined under fair value based method for awards, net of related tax effects	(149,990)	(84,976)	(387,695)	(150,379)

Pro forma net income	$716,792	$357,743	$2,941,455	$1,116,417

Income per share:
Basic as reported	$0.03	$0.02	$0.12	$0.05

Diluted as reported	$0.02	$0.01	$0.10	$0.04

Basic pro forma	$0.03	$0.01	$0.11	$0.04

Diluted pro forma	$0.02	$0.01	$0.08	$0.03

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator for both basic and diluted earnings per share:
Net income	$866,782	$442,719	$3,329,150	$1,266,796

Denominator:
Denominator for basic net income per common share—weighted average shares	27,504,864	25,110,477	26,797,178	24,992,570
Effect of dilutive securities:
Stock options and warrants	7,527,695	8,082,100	8,020,197	7,769,495

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	35,032,559	33,192,577	34,817,375	32,762,065

Net income per common share (basic)	$0.03	$0.02	$0.12	$0.05

Net income per common share (diluted)	$0.02	$0.01	$0.10	$0.04

During the nine months ended September 30, 2005, the number of our common shares issued increased by approximately 2.3 million shares due to the exercise of stock options and warrants. We received approximately $550,000 in cash from this exercise of stock options and warrants, which represents the exercise price of these instruments. As of September 30, 2005, we have outstanding options to purchase approximately 8.1 million shares of our common stock, the majority of which have exercise prices of less than $2.00 per share. Therefore, we anticipate additional options will be exercised.

NOTE 5 — LINE OF CREDIT
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
Advances under the Agreement bear interest at Silicon Valley Bank’s prime rate plus 0.5% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding and the principal balance of any advances taken by us are due at the end of the Agreement term. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of September 30, 2005, we had no advances outstanding and we were in compliance with the covenants. However, in connection with a lease we executed for our new headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount subject to the letter of credit reduces the amount we can request as an advance under the Agreement. Therefore, as of September 30, 2005, $500,000 was available for borrowing under the line of credit.
NOTE 6 — PROPERTY AND EQUIPMENT, NET
At September 30, 2005, property and equipment, net includes approximately $278,000 capitalized in connection with software we have developed for a web-hosting application. We plan to use this application to deliver data for our arrangement with Hewitt Associates LLC as more fully described in Note 10. We evaluated the costs to be capitalized in accordance with the provisions of AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force Issue No., 00-3, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. Based upon these pronouncements, we capitalized costs related to the application development of the web-hosting software and will continue to capitalize additional application development costs until such time that the software is ready for its intended use after all substantial testing is completed, which is anticipated to occur by the end of 2005. When this software is ready for its intended use, we will begin amortizing these costs on a straight-line basis over the estimated useful life of the software, which we anticipate will be three years.
NOTE 7 — INCOME TAXES
The provision for income taxes is made pursuant to the liability method as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at September 30, 2005 and December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004
Deferred tax assets:
Accrued liabilities	$40,438	$49,741
Allowance for doubtful accounts	9,199	6,247
Intangible assets, net	11,918	—
Deferred rent	147,744	—
Alternative minimum tax credit	10,981	—
Net operating loss carryforwards	1,356,596	1,574,402

	1,576,876	1,630,390

Valuation allowance for deferred tax assets	—	(1,500,550)

Gross deferred tax asset	1,576,876	129,840

Deferred tax liabilities:
Prepaid expenses	155,253	104,075
Property and equipment, net	129,227	25,765

Gross deferred tax liability	284,480	129,840

Net deferred tax asset	$1,292,396	$—

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
The income tax (benefit) expense for the three and nine month periods ended September 30, 2005 and 2004, respectively, are summarized as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2005	2004	2005	2004

Current:
Federal	$—	$—	$—	$—
State	65	—	(67,583)	—

	65	—	(67,583)	—

Deferred:
Federal	472,004	—	(391,549)	—
State	65,378	—	(54,438)	—

	537,382	—	(445,987)	—

Total	$537,447	$—	$(513,570)	$—

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
The income tax amounts summarized above do not include tax benefits of $209,057 and $835,428 during the three and nine months ended September 30, 2005, respectively, related to certain employee stock option transactions. In accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes, this tax benefit has been recorded as an increase to stockholder’s equity in the accompanying condensed balance sheet. In addition, this tax benefit has been recorded as a cash flow from operations in the accompanying condensed statement of cash flows.
As of September 30, 2005, we have approximately $3,600,000 in net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire from 2019 through 2023. Certain changes in our stock ownership during 2001 resulted in an ownership change pursuant to the tax laws and, due to this change, approximately $800,000 of our net operating loss carryforwards are subject to restrictions on the timing of their use. The remaining $2,800,000 of net operating loss carryforwards are not subject to any use limitations.

NOTE 8 — DEFERRED RENT
As of September 30, 2005, we had approximately $389,000 recorded as deferred rent in our accompanying condensed balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our new office facility as reimbursement for tenant improvements we made. In addition, deferred rent includes approximately two and a half months of construction period rent from the period beginning on the date upon which we accepted delivery of the premises and when we actually moved into the facility. Deferred rent will be amortized as a reduction to rent expense over the sixty-three month term of our lease.
NOTE 9 — LEGAL PROCEEDINGS
In 2004, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $272,000 relating to litigation involving Mr. Hicks. We provided additional indemnification of approximately $337,000 during the nine months ended September 30, 2005. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. Although we were the majority owner of the business, we had agreed with the holder of the minority interest that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation against the other parties, as well as two individuals affiliated with the collection agency (together with the collection agency, the “collection agency parties”), based on similar claims. That case was removed to federal court by the defendants. Mr. Hicks later filed an amended complaint against the collection agency parties in federal district court for abuse of process, defamation and intentional infliction of emotional distress. The Court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding, but in January 2005, the arbitrator stayed Mr. Hicks’ federal court claims and the collection agency’s claims against Mr. Hicks for abuse of process and tortious interference until after consideration of the other pending claims. An arbitration hearing was held in February 2005 on the other claims submitted by the parties.
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
Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award on October 26, 2005. In addition, the arbitrator has not ruled on, among other things, claims that the arbitrator stayed prior to the February 2005 hearing. Discovery has been scheduled and an arbitration hearing on these remaining matters has been set for January 2006. We anticipate that the court will enter its final judgment after all the claims in arbitration have been heard.
Our determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable.

Although we expect to indemnify Mr. Hicks for additional legal expenses, we do not expect these expenses to be material in relation to our total operating expenses.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
NOTE 10 — AGREEMENT WITH HEWITT ASSOCIATES LLC
Effective June 30, 2005, we entered into a Development and Services Agreement which was amended in September 2005 (collectively, the “Agreement”), with Hewitt Associates LLC (“Hewitt”). Under the Agreement, we will develop and host applications that will enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades healthcare quality information as well as other information regarding providers in a particular health plan’s network. Such information will include our hospital and physician quality information along with health plan supplied data. Our physician quality information database currently contains over 400,000 primary source-verified physicians. We intend to expand this primary source-verified database on an ongoing basis. Additionally, Hewitt’s clients will have access to our quality ratings on more than 5,000 hospitals nationwide with respect to more than 100 procedures and diagnoses. For the three months ended September 30, 2005, $200,000 has been included in our ratings and advisory revenue in the attached condensed income statement.
The Agreement provides that, during an initial evaluation period that ends on December 31, 2005, we will provide pilot services to one Hewitt client. At the end of the evaluation period, Hewitt will determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt will evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network. If Hewitt determines that the pilot services were not successful or otherwise do not warrant continuation of the Agreement, or if Hewitt determines that we are not capable of providing the services relating to provider-specific data on an ongoing basis, Hewitt may terminate the Agreement, or, in connection with services relating to provider-specific data, continue the agreement subject to fee reductions.
If Hewitt’s evaluations are favorable, Hewitt will pay to us, beginning in February 2006, a fee based upon the total number of Hewitt clients’ participants with access to our websites, and the type of services to which the participants have access, in accordance with a fee schedule attached to the Agreement, subject to minimum payments of $3,000,000 per annum in 2007, 2008 and 2009.
The Agreement contains “most favored nation” provisions under which the fees payable to Hewitt are subject to reduction if we offer similar services to another customer at a materially lower price. The Agreement also contains provisions designed to ensure that Hewitt is obtaining pricing and levels of service that are competitive with market rates, prices and service levels given the nature, volume and specific type of services provided by us. The Agreement provides for fee negotiation in the event specified competitive criteria are not met, and Hewitt may terminate the Agreement if an adjustment is not agreed upon.
The Agreement also provides that we will not, prior to the earlier of August 31, 2007 or the termination of the Agreement due to certain specified events, develop, market, sell or license to any third party a service or search tool that contains substantially the same functionality as the search tool and websites provided under the Agreement. However, we generally will not be precluded from continuing to provide services and products (including upgrades to such services and products) that we provide to our general customer base on the date of the Agreement so long as Hewitt proprietary rights and other materials are not used in connection with the services or products.
The Agreement also contains mutual royalty-free, non-exclusive, licenses of certain data, information and materials owned by or licensed by third-parties to Health Grades and Hewitt. In addition, the parties agreed to certain confidentiality provisions, and we agreed to certain data security and non-solicitation requirements relating to Hewitt clients.
The Agreement will continue until December 31, 2009, subject to automatic renewal for up to two consecutive one-year terms, unless either party provides 90 days’ notice of an intent not to renew. The contract is subject to earlier termination as described above. In addition, Hewitt will have the right to terminate the Agreement under other circumstances, including a “Change of Control” (as defined in the Agreement) of us and if schedules relating to (1) the services to be provided by Health Grades (2) specifications for the Health Grades hosted websites and the provider search tool to be integrated into the websites and (3) assessment criteria to be utilized by Hewitt with respect to the evaluation period are not agreed to by October 15, 2005.

NOTE 11 — COMMON STOCK AND WARRANTS
During the nine months ended September 30, 2005, warrants to purchase 1,783,170 shares of our common stock were converted into 321,573 shares of our common stock, in accordance with a net exercise provision of the warrants. In addition, warrants to purchase 41,580 shares of our common stock were exercised at a price of $0.26 per share.
As of September 30, 2005 we had the following warrants outstanding to purchase our common stock:

Entity or Individual Holding Warrants	Number of Warrants	Warrant Price	Expiration Date of Warrants
Essex Woodlands Health Ventures	145,530	$0.15	10/9/2007
	207,900	$0.26	4/16/2007
NOTE 12 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to approximately $14,696 and $1,383 for the nine months ended September 30, 2005 and 2004, respectively.

ITEM 2:
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning anticipated revenues from our agreement with Hewitt Associates, our expectation that Hewitt will not terminate the agreement upon conclusion of the evaluation period, the sufficiency of available funds, overall commission cost as a percentage of rating and advisory revenue, future option exercises, capital expenditures, impact of interest rates in our investment account and materiality of indemnification expenses to our operations are “forward looking statements.” Forward looking statements often contain words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” or “will.” Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including a determination by Hewitt that we were not successful in providing pilot services or are not capable of providing services relating to provider-specific data on an ongoing basis, failure of Hewitt’s clients to utilize our services, failure to achieve revenue increases, unanticipated expenditures, client turnover, inability to identify suitable businesses with which to enter into product or distribution arrangements, tax legislation and regulation and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2004, particularly under “Risk Factors” in Item 1.
Introductory Commentary
In evaluating our financial results, financial condition and future operations, management has focused principally on the following:
•	Revenue Growth and Client Retention — We believe these are key factors affecting both our results of operations and our liquidity. During the first nine months of 2005, our increased revenues as compared to the same period of 2004 reflected our success in several product areas. We continued adding new hospital customers to our Distinguished Hospital (DHP), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, we continued to increase sales through the distribution of our quality information in our Quality Ratings Suite and Healthcare Quality Reports for Consumers.

As our base of hospital clients grows, one of our principal objectives will be to achieve a high rate of retention of these clients. We believe one of the obstacles to maintaining high retention rates is that clients who signed contracts with us several years ago, when we were developing our provider services and charging significantly lower fees than we do today, may be unwilling to accept our current pricing structure. In addition, prior to January 2004, for clients that signed SQI contracts with us, we agreed not to sign similar agreements with a specified number of hospitals in close proximity to the client hospital. Beginning in January 2004, we no longer offer this type of exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006. For the nine months ended September 30, 2005, we retained, or signed new agreements with, approximately 68% of the hospitals whose contracts had first or second year anniversary dates. We have limited experience with respect to assessing retention rates of hospital whose contracts expire at the end of the three year term. In general, our retention rates for expiring contracts is lower than our retention rate with respect to contracts that have a cancellation option on the first or second anniversary dates.

We typically receive a non-refundable payment for the first year of the contract term (which as noted above is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date) upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our liquidity could be adversely affected.

•	Income Taxes — As of September 30, 2005, we had a net deferred tax asset of approximately $1.3 million recorded in our condensed balance sheet. During the six month period ended June 30, 2005, the valuation allowance for deferred tax assets was reduced by $1.5 million. The valuation allowance at December 31, 2004 resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that, consistent with criteria we established in 2004, the valuation allowance was no longer required. As a result, income for the nine months ended June 30, 2005 included an income tax benefit of approximately $.5 million. We anticipate that we will incur income tax expense at a rate of between 37-39% for the remainder of 2005.

•	Effective June 30, 2005, we entered into a Development and Services Agreement (the “Agreement”), dated as of June 30, 2005, with Hewitt Associates LLC. Under the Agreement, we will develop and host applications that will enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades healthcare quality information as well as other information regarding providers in a particular health plan’s network. Such information will include our hospital and physician quality information along with health plan supplied data. Additionally, Hewitt’s clients will have access to our hospital quality ratings with respect to more than 100 procedures and diagnoses. In 2005, we expect to realize revenues of $400,000 for an initial pilot of these services through December 31, 2005. For the three months ended September 30, 2005, $200,000 has been included in our ratings and advisory revenue in the attached condensed income statement. In addition, based upon our current expectations regarding Hewitt client participants that will utilize its applications, Health Grades’ expanded relationship with Hewitt is expected to generate revenue of over $4 million in 2006 (including over $3.5 million pursuant to the Agreement). For 2007 and subsequent years covered by the Agreement, total revenue related to the Agreement is anticipated to be in excess of $6 million annually.

In accordance with the Agreement, during an initial evaluation period that ends on December 31, 2005, we are providing pilot services to one Hewitt client. At the end of the evaluation period, Hewitt will determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt will evaluate Health Grades’ capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network. If Hewitt determines that the pilot services were not successful or otherwise do not warrant continuation of the Agreement, or if Hewitt determines that we are not capable of providing the services relating to provider-specific data on an ongoing basis, Hewitt may terminate the Agreement, or, in connection with services relating to provider-specific data, continue the agreement subject to fee reductions.

Other information regarding the Agreement is contained in Note 10 to the condensed financial statements included in this report.

The Agreement will continue until December 31, 2009, subject to automatic renewal for up to two consecutive one-year terms, unless either party provides 90 days’ notice of an intent not to renew. The contract is subject to earlier termination as described above. In addition, Hewitt will have the right to terminate the Agreement under other circumstances.

Based upon the current results of the pilot, we anticipate, but cannot assure, that Hewitt will not terminate the Agreement at the end of the evaluation period on December 31, 2005. If the Agreement remains in effect, we anticipate that, as noted above, the Agreement will provide an important revenue source in future years.
RESULTS OF OPERATIONS
Revenue Overview

	Three months ended	Three months ended	Nine months ended	Nine months ended
Product Area	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Marketing services to hospitals (SQI and DHP products)	$3,121,011	$2,131,578	$8,816,171	$6,287,540
Quality improvement services to hospitals (QAI products)	598,212	580,330	1,800,516	1,429,333
Sales of quality information to employers, consumers and others (QRS and Healthcare Quality Reports)	1,556,381	919,835	4,107,272	2,520,294
Consultant reimbursed travel	58,675	41,550	178,996	153,863

Total	$5,334,279	$3,673,293	$14,902,955	$10,391,030

Ratings and advisory revenue. For the three and nine months ended September 30, 2005, ratings and advisory revenue was approximately $5.3 million and $14.9 million, respectively, compared to ratings and advisory revenue of $3.7 million and $10.4 million for the three and nine months ended September 30, 2004. These increases are due to the addition of hospital clients under our DHP and SQI programs as well as increased sales of our Healthcare Quality Reports for Consumers and QRS products. For the three months ended September 30, 2005 compared to the three months ended September 30, 2004, sales to hospitals accounted for approximately $1,007,000 or 61% of our increased revenue while our sales of quality information accounted for approximately $303,000 or 38% of the increase. For the third quarter of 2005 and 2004, approximately 59% and 58% of our ratings and advisory revenue was derived from our marketing services to hospitals. In addition, approximately 11% and 16% of our ratings and advisory revenue was derived from the sale of our QAI services for the third quarters of 2005 and 2004, respectively. Sales of our quality information totaled 29% of our ratings and advisory revenue for the three months ended September 30, 2005 compared to 25% for the same period of 2004.
Cost of ratings and advisory revenue. For the three months and nine months ended September 30, 2005, cost of ratings and advisory revenue was $781,000 and $2.3 million, respectively, or approximately 15% and 18%, respectively, of total revenue, compared to $651,000 and $1.9 million, respectively, or approximately 15% and 18% for the same periods of 2004.
Sales and marketing costs for the three and nine month periods ended September 30, 2005 were approximately $1.3 million and $3.9 million, respectively, or 25% and 26%, respectively, of total revenue. Sales and marketing cost for the three and nine months ended September 30, 2004 were approximately 35% of total revenue. The decrease in sales and marketing costs as a percentage of total revenue is primarily due to our increased existing base of contracts. As we pay a lesser commission percentage to our sales group upon retention of contracts than we pay with respect to new contracts, the overall commission cost as a percentage of ratings and advisory revenue should decline as our business expands.
Product development costs increased from approximately $482,000 for the three months ended September 30, 2004 to approximately $767,000 for the same period of 2005. In addition, product development costs increased from approximately $1.4 million for the nine months ended September 30, 2004 to $2.3 million for the same period of 2005. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 600,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.
General and administrative expenses. For the three months ended September 30, 2005, general and administrative expenses increased to approximately $1.1 million, from approximately $806,000 for the same period of 2004. For the nine months ended September 30, 2005, general and administrative expenses increased by approximately $1.3 million to $3.7 million compared to the same period of 2004. The increased expenses over the prior year principally resulted from our move into our new headquarters, which provides approximately twice as much square footage as our previous location, costs related to our ongoing efforts to comply with the internal control provisions of the Sarbanes-Oxley Act and the indemnification expense described in note 9 to the condensed financial statements included in this report. General and administrative expenses for the third quarter of 2005 remained relatively consistent with general and administrative expenses for the second quarter of 2005.
Income tax benefit. Net income for the nine months ended September 30, 2005 includes an income tax benefit of approximately $.5 million. The benefit for the nine months ended September 30, 2005 reflects the elimination of a valuation allowance for deferred tax assets of $1.5 million. The previously recorded valuation allowance resulted from the uncertainty regarding the ability of the Company to realize the benefits of the related deferred tax asset. Based upon the criteria set forth in our Annual Report on Form 10-K, management determined that complete elimination of the valuation allowance was appropriate in the second quarter of 2005. We anticipate that we will incur income tax expense at a rate of between 37-39% for the remainder of 2005. See also note 7 to the condensed financial statements included in this report for further discussion of our income taxes.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2005, we had working capital of approximately $4.0 million, an increase of $3.9 million from working capital of approximately $96,000 as of December 31, 2004. Included in current liabilities as of September 30, 2005 is $9.1 million in deferred income, representing contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the nine months ended September 30, 2005, cash flow provided by operations was approximately $3.7 million compared to cash provided by operations of approximately $1.4 million for the same period of 2004. In addition to the positive effect of our net income, cash provided by operations for the nine months ended September 30, 2005 reflects a tax benefit of approximately $835,000 related to certain employee stock option transactions.

During the nine months ended September 30, 2005, the number of our common shares issued increased by approximately 2.3 million shares due to the exercise of stock options. We received approximately $550,000 in cash from this exercise of stock options and warrants, which represents the exercise price of these instruments. As of September 30, 2005, we have outstanding options to purchase approximately 8.1 million shares of our common stock, the majority of which have exercise prices of less than $2.00 per share. Therefore, we anticipate that additional options will be exercised.
We have a line of credit arrangement with Silicon Valley Bank. Under the terms of the Agreement, we may request advances not to exceed an aggregate amount of $1.0 million over the term of the Agreement, subject to a maximum borrowing equal to 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank. Our ability to request advances is also limited by any outstanding letters of credit. In connection with a lease we executed on our new headquarters in Golden, Colorado, we executed a standby letter of credit with Silicon Valley Bank for $500,000 in January 2005 to secure our obligations under the lease. Therefore, at September 30, 2005, $500,000 was available for borrowing under the line of credit. Advances under the Agreement bear interest at Silicon Valley Bank’s prime rate plus .5% and are secured by substantially all of our assets. Interest is due monthly on advances outstanding, and the principal balance of any advances taken by us are due on February 13, 2006. Our ability to request advances under the Agreement is subject to certain financial and other covenants. As of September 30, 2005, we were in compliance with these covenants.
In February 2004, we added approximately 2,900 square feet of office space to our existing lease of 12,200 square feet relating to our former headquarters. Total annual lease costs for our full-service lease on the 15,100 square feet were approximately $270,000. This lease expired in February 2005. In December 2004, we executed a lease agreement on an office building at a new location in Golden, Colorado for approximately 28,700 square feet. Our lease commenced in February 2005. The term of the lease is 63 months.
During the nine months ended September 30, 2005, we incurred approximately $1.1 million in capital expenditures. The majority of these expenditures related to leasehold improvements, furniture for our new office space, server equipment and computers for new employees. In addition, we paid $200,000 to acquire certain intangible assets (survey tools as well as a survey builder application) from the Foundation for Accountability, a not-for-profit organization. These tools are intended to enable consumers to compare their healthcare experience to evidence-based guidelines for specific conditions. In addition to the capital expenditures related to our new facility, we anticipate incurring certain capital expenditures during 2005 primarily to upgrade some of our information technology hardware and software.
We anticipate that we have sufficient funds available to support ongoing operations at their current level. As noted above, upon execution of our SQI, DHP and QAI agreements, we typically receive, upon execution of the agreement, a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date). We record the cash payment as deferred revenue, which is a current liability on our consolidated balance sheet that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment accounts that include short-term U.S. government obligations with maturities not exceeding three months and also investments in U.S. government and government agency debt securities with original maturities not exceeding three months. As of September 30, 2005, our total investment in these accounts amounted to approximately $3.8 million. This amount is included within the cash and cash equivalent line item of our balance sheet. For the nine months ended September 30, 2005, interest earned on these accounts was $70,320. We also have certain short-term investments in U.S. government and government agency debt securities with maturities of 180 days or less. As of September 30, 2005, our investment in these securities totaled approximately $2.3 million. Any decrease in interest rates in this investment account would not have a material impact on our financial position.

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
PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Reference is made to the disclosure in Note 9 of the Notes to Condensed Financial Statements contained in this report, which is incorporated herein by reference.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits —

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on May 2, 2005).

10.1	Development and Service Agreement, dated as of June 30, 2005, by and between Health Grades, Inc. and Hewitt Associates LLC.*

31.1	Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d—14(a).

31.2	Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d—14(a).

32.1	Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d—14(b).

32.2	Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d—14(b).

*	Certain information in this exhibit has been omitted pursuant to a confidential treatment request submitted by the Company to the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: November 14, 2005	By:	/s/ Allen Dodge
Allen Dodge
Senior Vice President — Finance and Chief Financial Officer

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on May 2, 2005).

10.1	Development and Service Agreement, dated as of June 30, 2005, by and between Health Grades, Inc. and Hewitt Associates LLC.*

31.1	Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d—14(a).

31.2	Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d—14(a).

32.1	Certificate of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d—14(b).

32.2	Certificate of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d—14(b).

*	Certain information in this exhibit has been omitted pursuant to a confidential treatment request submitted by the Company to the Securities and Exchange Commission.