Form 10-K
period 2005-12-31
HEALTH GRADES INC
filed 2006-03-31
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 0-22019
HEALTH GRADES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	62-1623449
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

500 Golden Ridge Road, Suite 100
GOLDEN, CO	80401
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 716-0041
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 under the Exchange Act (check one).
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act. Yes ☐ No ☑
As of June 30, 2005, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $71,108,818. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all executive officers, directors and beneficial owners of more than five percent of the Common Stock of the Company.
As of March 1, 2006 there were 28,309,905 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
This Report contains forward-looking statements that address, among other things, the availability of healthcare data, expected 2006 income tax rate and growth in new sales. These statements may be found under “Item 1-Business,” “Item 1A-Risk Factors,” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Report generally. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “may,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: unanticipated change in our valuation allowance or slower than anticipated growth in new sales. In addition, other factors that could cause actual events or results to differ materially from those discussed in the forward looking statements are addressed in “Risk Factors” in Item 1A and matters set forth in the Report generally. We undertake no obligation to update publicly any forward-looking statements.
PART I
     Item 1. Business.
BUSINESS
Overview
     Health Grades, Inc. (“HealthGrades”) provides proprietary, objective ratings of hospitals, nursing homes and home health agencies. We also provide detailed information on physicians, including name, address, phone number, years in practice, information on whether they are board certified, whether they are free of state and federal sanctions and many other items. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.
     On our website at www.healthgrades.com, we currently provide ratings or profile information relating to the following healthcare providers:
•	Over 5,000 hospitals with risk-adjusted ratings on 29 medical “issues” (which we define below) and programmatic ratings for maternity care and women’s health (as further described below). For 27 medical issues, the risk adjustment was based upon our methodology. For Gastrointestinal Procedures and Surgeries and Respiratory Failure, the risk adjustment was based upon the APR-DRG methodology developed by 3M Corporation. APR-DRG is an acronym for All Patient Refined Diagnosis Related Group. The APR-DRG methodology is a widely used severity-of-illness and risk of mortality adjustment tool.

•	Over 620,000 physicians in over 120 specialties; and

•	Over 16,000 nursing homes.
     We offer services to hospitals that are either attempting to communicate their clinical excellence to their internal staff, consumers, and physicians or are working to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular, etc.) and at a medical issue level (e.g., within the cardiac service line-coronary bypass surgery, heart attack, heart failure, etc.). We also offer physician-led quality improvement engagements and other quality improvement analysis and services for any hospitals that are seeking to understand why they have quality issues compared to other, higher-rated hospitals and how they can improve quality.
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
Recent Developments
See Item 3. Legal Proceedings, Demand for Arbitration-Agreement with Hewitt Associates LLC, for information regarding a demand for arbitration we filed before the American Arbitration Association against Hewitt Associates LLC.
Healthcare Provider Quality Information
     We compile comprehensive information regarding various healthcare providers and distill the information to meet the requirements of consumers, employers, payers and other customers. While we provide certain information without charge on our website, we charge users for more detailed information. Our revenues are generated, in part, through the provision of healthcare information derived from our databases in a manner that can be useful to consumers, employers, benefits consulting firms, payers and others.
     The www.healthgrades.com website is a healthcare information website that provides rating and other profile information regarding a variety of providers and facilities. Our goal is to provide healthcare information that enables consumers to locate the right provider at their time of need.
     Hospital Specialty and Programmatic Ratings – We currently provide risk-adjusted hospital quality ratings for 29 medical issues. For 27 medical issues, including, among others, coronary bypass surgery, acute myocardial infarction (heart attack), stroke, total knee or hip replacement and back and neck surgery, the risk adjustment is based upon our methodology. For Gastrointestinal Procedures and Surgeries and Respiratory Failure, the risk adjustment is based upon methodology developed by 3M Corporation. In addition, users can compare hospitals utilizing our programmatic ratings for maternity care and women’s health. We have termed these “programmatic ratings” because our maternity care ratings and our women’s health ratings, which include our maternity care ratings, are based in part upon the presence or absence in a hospital’s maternity care program, of specified attributes, described below, and not solely on mortality or complication rates at a discrete medical issue level as our other ratings are. Our programmatic ratings are currently available in 17 states that provide us with all-payer data, as further described below. In general, all ratings are updated each fall, except for our programmatic ratings, which typically are updated every spring.
     For each particular medical issue chosen by the user, other than those relating to maternity care and women’s health, we provide a rating system of five stars, three stars or one star (five stars is the highest rating; one star is the lowest) for virtually every hospital in the United States. We base all of our ratings, except ratings on maternity care and women’s health, on three years of MedPAR (Medicare Provider Analysis and Review) data that we purchase from the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), known as CMS. The MedPAR database contains the inpatient records of all Medicare patients. We apply proprietary algorithms to the MedPAR data to account for variations in risk in order to make the data comparable from hospital to hospital. In the initial analysis of the data, a separate data set is created for each group of patients having a specific procedure or diagnosis (e.g., coronary bypass surgery, total hip replacement), based on ICD-9-CM coding. The ICD-9-CM (International Classification of Diseases, Clinical Modification) is the widely adopted system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States. The ICD-9-CM is used to code and classify mortality data from death certificates. Each group of patients is defined by using the information on diagnoses and procedures coded in the patient records. The quality measure for some procedures or diagnoses is mortality, while the quality measure for others is major complications.
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
     For our maternity care ratings, which also are subject to the five star rating system, we use state all-payer files from 17 individual states derived from the inpatient records of persons who utilize hospitals in those states. The 17 states represented on the site are: Arizona, California, Florida, Iowa, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Texas, Utah, Virginia, Washington, and Wisconsin. This data represents all discharges for the 17 states over a three-year period set from 2001-2003. We analyzed several factors, such as volume of vaginal and cesarean delivery complications, for each hospital within the 17 all-payer states. We then developed a system that assigned a weight to each factor based on its importance to the quality of maternity care. Based upon the application of this system, the top 15% of hospitals (in the 17 states) receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.
     For the women’s health ratings, which are also subject to the five star rating system, we use state all-payer files from the same 17 individual states referenced for our obstetrics ratings. These ratings are based upon outcomes in maternity care services and cardiac/stroke mortality outcomes for women. The top 15% of hospitals (in the 17 states) receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.
     Institutional and Service Line Hospital Awards - We recognize exceptional quality outcomes at an institutional level (e.g. hospital clinical excellence and patient safety) as well as at service line level. Hospitals that achieve distinction from us for their exceptional quality outcomes receive our Distinguished Hospital Award for Clinical Excellence™ (DHA-CE). This is an annual distinction that is typically announced at the beginning of each calendar year. For our 2006 award year, we segregated hospitals between teaching, non-teaching and community hospitals. Community hospitals were defined as non-teaching hospitals with fewer than 200 beds. For a hospital to be considered for the DHA-CE, a hospital was required to have an average overall star rating of at least 3.3 and inhospital mortality or major complication rating in at least 21 of the 28 medical issues that we rate using MedPAR data. The top twenty percent of hospitals that met this criteria, ranked in descending order by their average star rating derived from averaging all of their HealthGrades’ ratings, from each of the groups (teaching, non-teaching and community) were awarded the DHA-CE designation.
Nationwide, 277 hospitals received the DHA-CE designation in 2006.
     Hospitals that achieve distinction from us for their exceptional patient safety performance receive our annual Distinguished Hospital Award for Patient Safety™ (DHA-PS). This distinction is based on thirteen of the Agency for Healthcare Research and Quality’s (AHRQ) Patient Safety Indicators (PSI’s) (including, among others, post-operative hip fracture, post-operative hemorrhage or hematoma and post-operative sepsis) and recognizes exceptional experience regarding the number and type of patient safety incidents within a hospital. We utilized the PSI software developed by AHRQ to determine the patient safety rates for each individual PSI. We then created an overall patient safety score for every hospital utilizing the PSI software developed by AHRQ. For our 2005 award year, we segregated hospitals between teaching and non-teaching. In order to achieve distinction, hospitals had to have an average overall HealthGrades star rating of at least 2.5 and have a HealthGrades star rating in a minimum number of 20 of the 28 medical issues we rate using MedPAR data. The top ten percent of the hospitals that met these criteria, ranked in descending order by their average overall patient safety score, from each of the groups (teaching and non-teaching) were awarded the DHA-PS designation.
In 2005, recipients of the DHP-PS were in the top 3% of all hospitals evaluated.
Nationwide, 71 teaching hospitals and 64 non-teaching hospitals received the DHA-PS designation in 2005.
     In January 2005 we released our first annual Specialty Excellence Awards™. Hospitals with specialty practices in cardiac, orthopedic, vascular, pulmonary, stroke, gastrointestinal care or critical care ranked in the top ten percent in the nation received this distinction.
     Physician Quality Reports™ - We provide quality information on over 620,000 physicians. This information includes, to the extent available through our data sources, primary and secondary specialty areas, medical school attended, years since medical school, address, telephone number, board certification, hospital affiliation and federal or state medical board sanction information. This data is compiled from a variety of public and private data sources. As not all physician information is identified by a specific physician identifier (e.g. Unique Physician Identification Number, or UPIN), we have developed an extensive matching process designed to properly match the various data elements that we compile from numerous data sources to the appropriate physician. In most cases, our Physician Quality Reports are available to consumers for a fee. We utilize online media to attract a significant percentage of the visitors to our website. Currently, the majority of the traffic to our website is derived through major search engines and is displayed as part of the “free” search results. However, we also pay for certain keywords that enable HealthGrades to be displayed in certain banner or “paid” search results as well.
     We have also recently launched a program entitled, “Patient - Provider Gateway™”, under which a physician can sponsor his or her own profile as, described below. Physician Quality Reports for physicians that are participating in our Patient - Provider Gateway program are made available to consumers without charge.
     Patient - Provider Gateway™ - This program is designed to increase the efficiency and profitability of participating physicians through marketing and patient education. Under this programs we design a premium profile for the physician that incorporates HealthGrades’ source-verified information (e.g., board certification, years in practice, etc.) as well as information provided directly from the physician (e.g., practice philosophy, office hours, etc.). This premium profile is then made available, without charge, to all consumers searching the HealthGrades website. The Patient - Provider Gateway is designed to give physicians an opportunity to engage in a cost-effective complement to other traditional marketing mediums (e.g., telephone directories, newspapers, radio, billboards, etc.). In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting which tracks, among other things, the number of consumers that view the physician’s premium profile.
     Nursing Home Ratings - We provide ratings of the performance of nursing homes across the United States that are Medicare or Medicaid certified and active in these programs. These ratings are typically updated on a monthly basis. In preparing the ratings, we analyze licensing survey data from CMS’s Online Survey Certification and Reporting (OSCAR) database and complaint data from CMS’s Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. Nursing homes whose most recent survey date was more than 20 months prior to the date the data was received by HealthGrades are not included in the analysis. Stand-alone Medicare and/or Medicaid nursing homes are analyzed apart from Medicare, hospital-based nursing homes. We do not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey are not included in our analysis. The ratings are assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations between the states’ survey processes and results. The highest rated 30% of nursing homes receive five stars, and the middle 40% of nursing homes receive three stars.

Information and Related Services for Hospitals, Employers, Consumers, Benefits Consulting Firms, Payers and Professionals
     The information provided on our www.healthgrades.com website, and the database from which this information is derived, forms the basis of our marketing efforts. While some information is provided free of charge on our website, we seek to generate revenues from hospitals, as well as employers, consumers and others as described below:
Services for Hospitals - We offer programs that provide business development tools and marketing assistance for hospitals seeking to distinguish themselves with respect to their clinical quality. We also provide consulting services and analytical products for hospitals seeking to understand and improve their quality. Our programs, described in more detail below, primarily cover the following clinical service lines:
•	Cardiac;
•	Orthopedics;
•	Vascular;
•	Pulmonary;
•	Neurosciences;
•	Gastrointestinal;
•	Critical care;
•	General surgery;
•	Maternity care; and
•	Women’s health.
     Strategic Quality Initiative (SQI). We offer our SQI (Strategic Quality Initiative) program to highly rated providers only after our ratings are completed; we do not adjust our ratings based on whether a provider is willing to license with us.
     The SQI program provides business development and marketing tools to hospitals that are highly rated by us. Under our SQI program, we license the commercial use of the HealthGrades corporate mark, applicable data and multiple marketing messages that may be used by hospitals to demonstrate third party validation of excellence, and HealthGrades’ online marketing services, including, among other things:
•	HealthGrades’ name, logo, stars and current ratings data including performance score;

•	National designation (e.g., Top 5% in the Nation, Top 10% in the Nation) as applicable;

•	Specialty Excellence Award for a licensed service line as applicable;

•	State rank (i.e., Best in State, Best in Region) as applicable (not available for maternity care or women’s health);

•	Marketing messages developed and approved by HealthGrades;

•	Premium placement of Enhanced Hospital Profile on the HealthGrades’ website in the physician search section for the Patient-Provider Gateway (PPG) Service Line(s) licensed;

•	Search engine optimization for the PPG Service Line(s) licensed with Client’s market area(s) as defined by the U.S. Census Bureau by county;

•	Client password-protected access to a template in which Client can input and update its profile information at Client’s convenience; and

•	Ratings comparisons developed and approved by HealthGrades.
     The license may be in a single service line (for example, Cardiac) or multiple service lines (for example, Cardiac, Neurosciences and Orthopedics). In addition, the SQI program provides ongoing access to HealthGrades’ marketing service and resources, including our in-house healthcare consultants, tailored to the hospital’s specific needs.
     Strategic Quality Partnership (SQP). The SQP program (formerly, Distinguished Hospital Program or, “DHP”) recognizes clinical excellence in hospitals across our range of service lines. Hospitals that contract with us for the SQP program receive all of the SQI features described above with respect to their licensed service areas. In addition, hospitals can reference the additional Distinguished Hospital Award™ for Clinical Excellence designation. Hospital clients are provided with additional marketing and planning assistance with respect to the Distinguished Hospital Award designation as well as a trophy for display at the hospital. This program also includes a quality analysis module to help hospitals understand their ratings and what they can do to continue to improve their quality.

     During 2003 and prior years, as part of our SQP and SQI programs, we provided certain exclusivity rights for client hospitals. In most cases, for the particular service lines subject to license by our hospital clients, we agreed not to provide similar marketing services to a maximum of three hospitals selected by the client. However, we did not remove ratings of an “excluded” hospital from our website or change the ratings in any way. Beginning in January 2004, we ceased offering exclusivity under our contracts. For hospitals that signed agreements with us during 2003 and prior years, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (with the ability to terminate on an annual basis), we anticipate that all exclusivity provisions will expire by the end of 2006.
     Distinguished Hospital Program for Patient Safety™ (DHP-PS). The DHP-PS recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on thirteen patient safety indicators from the AHRQ. Under our DHP-PS program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence, including:
•	HealthGrades name and logo.
•	Distinguished Hospital Award for Patient Safety (“DHA-PS”) designation and trophy for that year.
•	Marketing messages developed by HealthGrades.
     This program also includes a quality analysis module to assist hospitals in understanding their ratings and what they can do to continue to improve their quality.
     Quality Assessment and Improvement (QAI). Our QAI program is principally designed to help a hospital improve the quality of its care in particular service lines. Using our database and on-site interviews, we can measure how well the hospital performs relative to national and regional best practices and help identify measures to improve quality. Detailed quality comparisons are also available at the hospital, physician group and individual physician level. Our physician-led consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis and quality improvement. Under our QAI program, with respect to the areas licensed by the hospital, we will provide services including, but not limited to, the following: periodic onsite visits; detailed analysis of the last two years of client’s all-payer data; and individual quality profiles for high volume physicians.
     Quality Assessment (QA). The QA program involves our provision of an on-site presentation to administrative, physician and quality improvement staff, including a detailed, quality analysis and report of the last three years of client’s Medicare data within the service areas licensed by the hospital. This analysis includes:
•	National and Five Star performer benchmarks;

•	Analysis of the hospital’s annual actual and predicted outcome data;

•	Risk adjusted analysis and comparison of hospital’s documented and coded risk factors;

•	Risk adjusted analysis and comparison of hospital’s documented and coded complications; and

•	Summary analysis presenting key observations and recommendations for overall improvement.
Upon completion of the QA program the client has the option, at a reduced fee, to participate in a QAI program for the licensed service line.
     Quality Report for Hospital Professionals™ — Clinical Service Line. We provide hospitals with a comprehensive report that enables them to improve quality of care by benchmarking their outcomes against national five-star hospitals and local competitors, detailing the strengths and weaknesses of their public quality profile and analyzing their quality data underlying their specific star ratings.
     Quality Report for Hospital Professionals™ — Patient Safety. We provide reports that analyze hospitals’ performance within thirteen patient safety indicators established by the Agency of Healthcare Research and Quality (AHRQ), compares their performance against the best practice benchmark, the national average and their state average and details the strengths and weaknesses of their public safety profile.
Additional Services for Employers, Benefits Consulting Firms, Payers and Others –We license access to, and customize our database for, employers, benefits consulting firms, payers and others. Modules currently available for license are as follows:

•	Hospital Quality Guide™
•	Physician Quality Guide™
•	Nursing Home Quality Guide™
•	Home Health Quality Guide™
We offer our customers these modules in a standard format without customization for specific geographic areas or provider networks, through our Quality Ratings Suite™ (QRS) product. For an additional fee, customers can integrate our modules within their online provider directories, and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules. Depending on the client’s needs, we can customize our content for the intended users. Some of the healthcare quality information available to our customers and their users within our modules are as follows:
     Hospital Quality Guide
•	Easy-to-understand star ratings on over 100 medical issues (27 medical issues utilizing our methodology and over 73 medical issues utilizing 3M’s APR-DRG methodology) and by service line based on risk-adjusted outcome measures;

•	Consumer-friendly navigation and terminology;

•	Cost, length of stay, procedure volume and distance to facility;

•	Hospital profile information; and

•	The Leapfrog Group safety measures.
     Physician Quality Guide
•	Addresses and phone numbers;

•	State and federal sanction information (if any) within the last 5 years;

•	Board certification;

•	Years since medical school;

•	Gender;

•	Foreign languages; and

•	Ratings of affiliated hospitals (hospitals for which the physician has privileges).
     Nursing Home Quality Guide
•	Overall star rating based on comparison to other facilities within the state;

•	Details of the last four licensing surveys;

•	Complaint investigations;

•	Repeat violations; and

•	State averages for violations and inspections.
     Home Health Quality Guide
•	Overall star rating based on comparison to other home health agencies within an individual state;

•	Licensing survey deficiencies;

•	Complaint investigations; and

•	Repeat violations.
Healthcare Quality Reports for Professionals™ - We offer comprehensive quality information to organizations in need of current and historical quality information on nursing homes and hospitals. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.
     Nursing Home Quality Reports for Professionals™ - Our primary customers for our Nursing Home Quality Reports for professionals are medical professional liability underwriters. We currently offer the following three categories of reports on nursing homes: Nursing Home Quality Report; Executive Summary Reports and Risk Assessment Report. Our Nursing Home Quality Report for Professionals contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, state complaint and licensing surveys. Our Executive Summary Report is a three-page report, which summarizes this information. Our Risk Assessment Report is a two to three page textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.
     Hospital Reports for Professionals™ - Our Hospital Reports contain detailed information on ownership, services provided and clinical performance outcomes. Some of the features of our reports include:
•	Risk and severity-adjusted performance measures for cardiac, neurosciences, stroke, vascular, orthopedics and pulmonary service lines (as well as the underlying medical issue for each service line);

•	Programmatic ratings for women’s health and obstetrics;

•	Comparative statistics and state/national benchmarks;

•	Infections, complication and mortality rates; and

•	“Cases At Risk” analysis, which projects how many cases are likely to have adverse outcomes based upon our proprietary mortality or complication rate analysis.
     Physician Reports for Professionals™ — Our Physician Reports contain detailed information on a physician’s demographics, which include:
•	Education history;

•	Professional licensing history;

•	Board certifications;

•	State medical board and Medicare sanction history;

•	Hospital and health plan affiliations; and

•	Our quality ratings for each hospital with which the physician is affiliated.
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
     Ingenix/HealthGrades Quality Rating Suite. We previously entered into an arrangement with Ingenix, Inc., to market our Quality Ratings Suite (described above under “Additional Services for Employers, Benefits Consulting Firms, Payers and Others”) to managed care organizations, payers, employers and benefits consulting firms through Ingenix’ sales and marketing teams. Ingenix formerly provided some of the physician data that was included in our Quality Ratings Suite. In November 2005, we provided notice to Ingenix that we would not renew the agreement, and the agreement terminated on December 31, 2005. Under the terms of the agreement, we and Ingenix will continue to perform services under any ongoing customer license for joint HealthGrades/Ingenix customers until the expiration or termination of the initial term of the license. In accordance with the agreement, we are now utilizing the physician data derived from Ingenix solely for existing joint HealthGrades/Ingenix customers.
     Under the Ingenix/HealthGrades Quality Rating Suite, customers were offered project management, information technology, user support and communications services (for example, information for users of the Ingenix/HealthGrades Quality Rating Suite and instructions on how to access the information).
     Typically, Ingenix added the HealthGrades’ QRS functionality to services available to its existing clients who license Ingenix’ provider lookup online application. An additional licensing fee is charged, of which a portion is payable to us, with Ingenix retaining the remaining part of the fee. We only recognize the fees that will ultimately be paid to us as revenue from Ingenix, and not the entire amount of the licensing fee. We recognize revenues related to these agreements in a straight-line manner over the term of the agreement.
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
     The only payments made to us by providers and practitioners will be for access to information, to make their HealthGrades’ profiles available to consumers without cost, or for evaluation and consulting services — not to induce referrals. Federal courts have interpreted the anti-kickback provisions very broadly to prohibit even those payments made in return for legitimate services, if the intent to induce referrals can be inferred from the arrangement. However, where the payments made under an agreement represent fair market value or reasonable remuneration for the goods, services or other consideration being received, there should be less factual support for any inference that payments are in exchange for referrals. Moreover, we do not control patients, doctors, or others in a position to refer patients or other business covered under Medicare or Medicaid.
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
     In addition to the anti-kickback laws, false claims are prohibited pursuant to federal criminal and civil statutes. Criminal provisions prohibit knowingly filing false claims, making false statements or claims to be made by others. Civil provisions under the federal False Claims Act (FCA) prohibit the filing of claims or causing the filing of claims that the person filing knew were false. Criminal penalties include fines and imprisonment. Civil penalties under the FCA include fines up to $10,000 per claim, plus treble damages, for each claim filed. In addition, under the Deficit Reduction Act of 2005, states are encouraged to enact their own false claims laws, which could increase the number of false claims suits at the state level.
     Although we are not filing claims ourselves, liability under the FCA can extend to those who cause the filings of claims. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by our customers, there could be false claims liability, although we endeavor to provide advice that cannot be so construed.
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
     Under HIPAA, Congress set national standards for the protection of health information created, maintained or transmitted by health plans, health care clearinghouses and certain health care providers (“covered entities”). Under the law and regulations known collectively as the Privacy and Security Rules, covered entities must implement standards to protect and guard against the misuse of individually identifiable health information. Although we are not a covered entity, we believe that we have complied with the applicable standards. Failure to timely implement these standards may, under certain circumstances, trigger the imposition of civil or criminal penalties.
     The Privacy and Security Rules do not replace federal, state, or other law that grants individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.
     Most healthcare providers and payers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy and Security Rules allow covered entities to disclose protected health information to business associates if the covered entities obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged, will safeguard the information from misuse, and will comply with certain other requirements under the Privacy and Security Rules. Although HealthGrades is not a covered entity, it may be asked to enter into business associate agreements with covered entities.

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
Government Regulation of the Internet
     The Internet is currently the subject of a fair number of statues and regulations, and the trend for the foreseeable future appears to be that of an increase in the quantity and the complexity of regulation. Any new or revised law or regulation pertaining to the Internet, or the application or interpretation of existing laws and regulations, could decrease demand for our services, increase our cost of doing business, decrease the availability of the data we obtain and use from third parties, increase the costs of online marketing, or otherwise cause our business to suffer.
     Laws and regulations have been adopted in the United States and throughout the world, and additional laws and regulations may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial e-mail, pricing and quality of products and services. This legislation could increase our cost of doing business and negatively affect our business. Moreover, it will take many years to determine the full extent to which older laws and regulations governing issues like property ownership, libel, negligence, taxes, and personal privacy are applicable to the Internet.
     Currently, U.S. privacy law consists of numerous disparate state and federal statutes regulating specific industries that collect personal data, or particular types or uses of personal data. For example, HIPAA consists of a large body of statutory provisions and regulations that control the disclosure, use, and transfer of personal health information in digital form by providers and others. One recent trend is the enactment of privacy and security statutes that require the disclosure to authorities and to data subjects of any breach of security of a database of personal information. Several other privacy laws and regulations predate and therefore do not specifically address online activities. In addition, a number of comprehensive legislative and regulatory privacy proposals have taken effect or are now under consideration by federal, state and local governments in the United States. All such privacy laws may decrease access to the raw data that we use, and may increase our costs of compliance with such laws and regulations in the conduct of our business.
     In addition, the regulation of the Internet outside the United States may affect our cost of doing business, directly or indirectly, in the long run. For example, privacy law in the European Union and in a number of other countries is far more restrictive then U.S. privacy law in terms of how personal information may be collected, stored, processed, transmitted, and shared with others. As a result, the Company may not be able to profitably expand its business to the European Union or other countries that have similar laws, and the Company may not be able to realize the benefits of reducing costs by outsourcing any of its operations that involve the processing of personal information to such countries. Further, the more restrictive privacy and other Internet-related laws and regulations in other countries have served as a model for newer and more restrictive privacy and other Internet-laws and regulations in the United States.
Intellectual Property
     We regard the protection of our intellectual property rights to be important. We rely on a combination of copyright, trademark, trade secret restrictions and contractual provisions to protect our intellectual property rights. We require selected employees to enter into confidentiality and invention assignment agreements as well as non-competition agreements. The contractual provisions and other steps we have taken to protect our intellectual property may not prevent misappropriation of our technology or deter third parties from developing similar or competing technologies.
     We own federal trademark registrations for the marks HealthGrades, The Healthcare Quality Experts and The Healthcare Rating Experts. We have also applied for registered trademarks for the phrase, “Guiding America to Better Healthcare” as well as the HealthGrades Checkmark & Star Logo.

     We own registered copyrights for the following HealthGrades’ databases and reports:
     Databases:
•	Hospital Ratings;

•	Hospital Awards; and

•	Hospital Patient Safety
     Reports:
•	Hospital Quality Report™;

•	Physician Quality Report™;

•	Physician Quality Comparison Report ™;

•	Nursing Home Quality Report™; and

•	Nursing Home Quality Comparison Report™
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
Employees
     As of December 31, 2005 we had 106 employees, most of whom were located at our corporate offices in Golden, Colorado. Of these employees, 46 were engaged in sales and marketing, client consulting or client administrative support, 47 in product development (including information technology/web development) and 13 in general and administrative (including finance, accounting, IT infrastructure, etc.). We are not subject to any collective bargaining agreements.

Item 1A. Risk Factors.
Risks Related to Our Business
OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR HEALTHCARE INFORMATION.
     To provide our healthcare information, we must be able to receive comprehensive, reliable data. We currently obtain this data from a number of public and private sources. Currently, the information we utilize to compile our hospital ratings is acquired from the Centers for Medicare and Medicaid Services (“CMS”). For the year ended December 31, 2005, revenues derived from SQP, SQI, and QAI products accounted for approximately 72% of our total ratings and advisory revenue. These products are based exclusively on our hospital ratings. Moreover, some of our QRS modules are based on information acquired from CMS. Our business could suffer if some of our data sources, particularly, CMS, were to begin charging for use or access to this data, or cease to make such information available, and suitable alternative sources were not identified on a timely basis. Moreover, our ability to attract and retain customers is dependent on the reliability of the information that we use and purchase. If our information is inaccurate or otherwise erroneous, our reputation and customer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we denied, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that determines to stop providing information, or which charges substantially more for such data, could hurt our business.
FAILURE TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM MAINTAINING OR INCREASING PROFITABLITY
     We have expanded meaningfully in the past few years and are seeking to increase our sales efforts, attract new clients, maintain existing clients and develop new products. To manage our growth, we must successfully attract qualified personnel and successfully integrate new personnel into our operations. Our failure to manage personnel and otherwise appropriately manage expansion of our business could adversely affect our business and future growth.
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
     Patients who file lawsuits against providers often name as defendants all persons or companies with any nexus to the providers. As a result, patients may file lawsuits against us based on, among other things, treatment provided by hospitals or other facilities that are highly rated by us, or by doctors who are identified on our website. In addition, a court or government agency may take the position that our delivery of health information directly, or information delivered by a third-party website that a consumer accesses through our website, exposes us to malpractice or other personal injury liability for wrongful delivery of healthcare services or erroneous health information. Such exposure may adversely affect our business. Moreover, the amount of insurance we maintain may not be sufficient to cover all of the losses we might incur from these claims and legal actions. In addition, insurance for some risks is difficult, impossible or too costly to obtain, and as a result, we may not be able to purchase insurance for some types of risks.
IF WE DO NOT STRENGTHEN RECOGNITION OF OUR BRAND NAME, OUR ABILITY TO EXPAND OUR BUSINESS WILL BE IMPAIRED.

     To expand our audience of online users, increase our online traffic and increase interest in our other healthcare information services, we must strengthen recognition of our brand name. To be successful in this effort, consumers must perceive us as a trusted source of healthcare information; hospitals and other providers must perceive us as an effective marketing and sales channel for their services and products; and employees, payers, insurers, consumers and others must perceive us as a source of valuable information that can be used to enhance the quality and cost-effectiveness of healthcare. We may be required to increase substantially our marketing budget in our efforts to strengthen brand name recognition. Our business will suffer if our efforts are not productive.
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
OUR PROPRIETARY RIGHTS MAY NOT BE FULLY PROTECTED, AND WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BY OTHERS.
     If we fail to adequately protect our intellectual property rights, our business could be harmed by making it easier for our competitors to duplicate our services. We have certain trademarks and copyrights that have been registered with the U.S. Patent and Trademark Office and the U.S. Copyright Office, respectively. In addition, we require some of our employees to enter into confidentiality and invention assignment agreements and, in more limited cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services or branding by others or may be subject to challenge by others. Furthermore, our ability to protect some of our proprietary rights is uncertain since legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet related industries are uncertain and are still evolving.

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
WE MAY LOSE BUSINESS IF HOSPITALS AND OTHERS UTILIZE OUR NAME AND RATINGS WITHOUT OUR PERMISSION
     In order for a hospital to use our name and ratings information, we require them to enter into a marketing agreement with us. However, hospitals, the media and others may take the position that certain use of our ratings is “fair use” and not proprietary. We will need to continue to enforce the protection of our proprietary information and aggressively pursue selected hospitals and others that utilize our name and ratings information without our permission. If our enforcement efforts are unsuccessful, our business may be adversely affected.
WE MAY LOSE BUSINESS IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL OR OTHER CHANGES.
     If we are unable to keep up with changing technology and other factors related to our market, we may be unable to attract and retain users or customers, which would reduce or limit our revenues. The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new service and product announcements and changing consumer demand. Our future success will depend on our ability to adapt to these changes, and to continuously improve the content, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new Internet networking or telecommunications technologies or other technological changes could require us to incur substantial expenditures to modify or adapt our website or infrastructure, which might negatively affect our ability to remain profitable.
WE RELY LARGELY ON ADVERTISING AND SEARCH ENGINE PLACEMENT TO GENERATE TRAFFIC TO OUR WEBSITE
     We rely on online media to attract a significant percentage of the visitors to our web site. Prices for online advertising could increase as a result of increased demand for advertising inventory, which would cause our expenses to increase and could result in lower margins. Our advertising contracts with online search engines are typically short-term. If one or more search engines on which we rely for advertising modifies or terminates its relationship with us, our expenses could increase, the number of visitors we generate could decrease and our revenues or margins could decline. Additionally, changes to our position within search engine search results could cause visits to our website and the number of reports ordered from our website to decline.
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
     A federal law commonly known as the Medicare/Medicaid Anti-Kickback Law prohibits kickbacks, rebates and bribes in return for referrals. This law provides an extremely broad base for finding violations. Indeed, any remuneration, direct or indirect, offered, paid, solicited or received in return for referrals of patients or business for which payment may be made in whole or in part under Medicare or Medicaid could be considered a violation of law. The statute also prohibits payments made to anyone to induce them to “recommend purchasing, leasing or ordering any good, facility, service or item for which payment may be made in whole or in part” by Medicare. Similar laws exist in some states.
     We believe that our operations comply with applicable legal regulatory requirements of the anti-kickback laws. Nevertheless, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. It is possible that additional or more restrictive laws, regulations or guidelines could be adopted in the future.
     Criminal provisions prohibit knowingly filing false claims or making false statements or causing false statements to be made by others, and civil provisions prohibit the filing of claims or causing the filing of claims that one knows were false. Criminal penalties include fines and imprisonment. Civil penalties under the federal False Claims Act (“FCA”) include fines of up to $10,000 per claim plus treble damages, for each filed claim. Although we are not filing claims ourselves, liability under the FCA can extend to those who cause claims to be filed. In addition, under the Deficit Reduction Act of 2005, states are encouraged to enact their own false claims laws, which could increase the number of false claims suits at the state level. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by the customers, we could be subject to false claims liability.
THE INTERNET IS SUBJECT TO MANY LEGAL UNCERTAINTIES AND POTENTIAL GOVERNMENT LAWS AND REGULATIONS THAT MAY DECREASE USAGE OF OUR WEBSITE, INCREASE OUR COST OF DOING BUSINESS OR OTHERWISE HAVE A DAMAGING EFFECT ON OUR BUSINESS
     Laws and regulations have been adopted and will likely continue to be adopted in the future that address Internet-related issues,

including online content, user privacy, pricing, and quality of products and services. This legislation could increase our cost of doing business and negatively affect our business. Moreover, it may take many more years to determine the extent to which laws and regulations passed prior to the popular use of the Internet govern issues like property ownership, libel, negligence and personal privacy are applicable to the Internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of them predate and therefore do not specifically address online activities. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States. Laws and regulations in countries outside the United States restrict the availability of new markets in other countries where those markets would otherwise be available for expansion, and reduce any potential savings in relocating any operations of the Company to those countries. Moreover, restrictive privacy and other laws outside the United States serve as a model for new and more restrictive laws inside the United States at both the Federal and the State levels.
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
     Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other payers. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:
•	state privacy and confidentiality laws;
•	state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;
•	Medicaid laws;
•	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and related rules proposed by the Health Care Financing Administration; and
•	CMS standards for electronic transmission of health data
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
     We have a lease for our approximately 28,700 square foot headquarters facility in Golden, Colorado, which expires on May 31, 2010. These facilities are suitable to accommodate our operations at their current level.
Item 3. Legal Proceedings
Demand for Arbitration-Agreement with Hewitt Associates LLC
On March 28, 2006, we filed a Demand for Arbitration before the American Arbitration Association against Hewitt Associates LLC (“Hewitt”). The Demand for Arbitration relates to a Development and Services Agreement with Hewitt that we entered into effective June 30, 2005, (as amended, the “Agreement”). Under the Agreement, we were to develop and host applications that would enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades’ health care quality information as well as other information regarding providers in a particular health plan’s network. Such information was to include our hospital and physician quality information along with health plan supplied data.
Under the Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt was to evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that would enable a Hewitt client participant to determine the identity of providers in a health plan’s network (“Network Tag Services”). If Hewitt determined that the pilot services were not successful or otherwise did not warrant continuation of the Agreement, or if Hewitt determined that we are not suitable to provide the Network Tag Services, Hewitt could terminate the Agreement. The Agreement provided that notice of such termination must be sent to us no later than December 31, 2005.
If Hewitt’s evaluations were favorable, Hewitt would pay to us a fee based upon the total number of Hewitt clients’ participants with access to our websites, and the type of services to which the participants have access, in accordance with a fee schedule attached to the Agreement, subject to minimum payments of $3 million per annum in 2007, 2008 and 2009.
The Demand for Arbitration alleges, among other things, that on December 31, 2005, Hewitt sent us a letter in which Hewitt concluded that the provision of the pilot services was “successful,” and that, with regard to the Network Tag Services, the health plans have been slow to respond to the Hewitt/Health Grades request for data. Moreover, the Demand for Arbitration alleges that Hewitt did not terminate the Agreement on December 31, 2005 and that follow up e-mails from Hewitt made reference to Hewitt’s desire to “amend the existing Agreement . . .” . The Demand for Arbitration further alleges that our response to Hewitt’s December 31, letter, while committing us to the relationship, reminded Hewitt that bringing the health plan information to us is one of the principal responsibilities Hewitt has under the Agreement. In addition, the Demand for Arbitration states that, on March 10, 2006, Hewitt claimed that the December 31, 2005 letter invoked the right to terminate the Agreement, even though the December 31 letter makes no reference to terminating the Agreement; moreover, on March 15, 2006, Hewitt administrators refused to continue to perform Hewitt’s obligations under the Agreement.
In the Demand for Arbitration, we claim, among other things, that Hewitt has willfully repudiated and breached the terms of the Agreement by falsely contending that it had the right to terminate the Agreement based on our performance of the pilot services and the Network Tag Services; by refusing to continue to perform under the Hewitt Agreement; and by falsely contending that we had materially breached the Agreement when Hewitt had precluded us from providing services under the Agreement and our performance had at all times been commendable. We are seeking $21 million in damages, plus costs.
Hewitt has not yet responded to the Demand for Arbitration.
Indemnification of our Chief Executive Officer
In 2004, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $272,000 relating to litigation involving Mr. Hicks. We provided additional indemnification of approximately $461,000 during 2005. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. Although we were the majority owner of the business, we had agreed with the principal minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer an issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation against the other parties, as well as two individuals affiliated with the collection agency (together with the collection agency, the “collection agency parties”), based on similar claims. That case was removed to federal court by the defendants. Mr. Hicks later filed an amended complaint against the collection agency parties in federal district court for abuse of process, defamation and intentional infliction of emotional distress. The federal district court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding, but in January 2005, the arbitrator stayed Mr. Hicks’ federal court claims and the collection agency’s claims against Mr. Hicks for abuse of process and tortious interference until after consideration of the other pending claims. An arbitration hearing was held in February 2005 on the other claims submitted by the parties.
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
Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award on October 26, 2005. The collection agency filed a notice of appeal in connection with the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks. Counsel for Mr. Hicks has advised us that Mr. Hicks has filed a motion to dismiss the notice of appeal because several claims remain unresolved by the court and the district court did not certify its ruling for appeal.
The hearing on the remaining claims in the arbitration was held on February 28, 2006 through March 3, 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing was complete and did not issue a ruling. A new arbitrator has been appointed. It is anticipated that, during April 2006, the new arbitrator will set procedures under which the remaining claims will be decided.
Our determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Mr. Hicks has advised us that he intends to reimburse us for all indemnification expenses we have incurred and continue to incur, from the proceeds of any final award paid to him, net of any income taxes payable by him resulting from the award.
By a letter to our Board of Directors dated February 13, 2006, one of the collection agency parties made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration. The principal allegations appear to be that we, Mr. Hicks and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late Arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. The collection agency party threatened suit if it is not paid $10.3 million.
We believe these allegations are absurd and completely without merit. To our knowledge, the collection agency parties have not sought to assert any such “claims” against us in the arbitration. We will vigorously contest any litigation that may be brought against us by the collection agency parties.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Executive Officers of the Registrant

The following table sets forth certain information concerning the executive officers of the Company. The executive officers are elected by the Board of Directors of the Company to serve for one year or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Kerry R. Hicks	46	President, Chief Executive Officer
J.D. Kleinke	44	Vice Chairman of the Board of Directors
David G. Hicks	48	Executive Vice President
Sarah Loughran	41	Executive Vice President
Allen Dodge	38	Senior Vice President-Finance, Chief Financial Officer, Secretary and Treasurer
KERRY R. HICKS, one of our founders, has served as our Chief Executive Officer and one of our directors since our inception in 1995. He has served as Chairman of the Board since December 2004. He also served as our President from our inception until November 1999 and since March 2002.
J.D. KLEINKE has served as Vice Chairman of the Board of Directors since January 2005. He has been one of our directors since April 2002. Mr. Kleinke is a part-time executive and, as Vice Chairman, he is responsible for assisting in setting our strategic direction and cultivating new strategic partnerships. Mr. Kleinke has served as President and Chief Executive officer for HSN, a privately held health information technology development company, since April 1998.
DAVID G. HICKS has served as our Executive Vice President since November 1999. He was Senior Vice President of Information Technology from May 1999 to November 1999 and Vice President of Management Information Systems from March 1996 until May 1999.
SARAH LOUGHRAN has served us in several capacities since 1998, including as our Executive Vice President since July 2004 and Senior Vice President – Provider Services from December 2001 to July 2004.
ALLEN DODGE has served as Senior Vice President – Finance and Chief Financial Officer since May 2001. He was Vice President – Finance/Controller from March 2000 to May 2001 and Corporate Controller from September 1997 to March 2000. Mr. Dodge is a Certified Public Accountant.
Kerry R. Hicks and David G. Hicks are brothers.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The following table sets forth the high and low sales prices for our Common Stock for the quarters indicated as reported on the Nasdaq Capital Market (since June 16, 2005) and the OTC Bulletin Board (prior to June 16, 2005).

	HIGH	LOW
Year Ended December 31, 2004
First Quarter	$1.80	$.55
Second Quarter	1.75	.86
Third Quarter	1.85	1.12
Fourth Quarter	3.25	1.50

Year Ended December 31, 2005
First Quarter	$5.10	$2.77
Second Quarter	5.95	3.72
Third Quarter	5.50	3.25
Fourth Quarter	6.48	3.20
We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.
Item 6. Selected Financial Data
Statement of Operations Data

	Year Ended December 31,
	2005	2004	2003	2002		2001
Ratings and advisory revenue	$20,794,173	$14,536,304	$8,803,929	$5,091,891		$3,088,451

Physician practice service fees	—	—	—	195,492		551,925

Income (loss) from operations	3,942,424	1,760,600	(1,275,775)	(1,770,555)		(7,620,773)

Income (loss) before cumulative effect of a change in accounting principle	4,139,853	1,782,143	(1,283,687)	(562,482)		(7,367,243)

Net income (loss)	$4,139,853	$1,782,143	$(1,283,687)	$(1,650,793	)(1)	$(7,367,243)

Net income (loss) per common share (basic)	$0.15	$0.07	$(0.05)	$(0.05	)(1)	$(0.30)

Weighted average number of common shares used in computation (basic)	27,039,057	25,058,173	26,679,467	36,189,748		24,399,699

Net income (loss) per common share (diluted)	$0.12	$0.05	$(0.05)	$(0.05	)(1)	$(0.30)

Weighted average number of common shares and common share equivalents used in computation (diluted)	34,833,521	33,031,087	26,679,467	36,189,748		24,399,699

(1)	– Net loss for the year ended December 31, 2002 includes an impairment charge of approximately $1.1 million related to a cumulative effect of a change in accounting principle due to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. In addition, net loss also reflects an income tax benefit of approximately $1.0 million related to the carryback of our 2001 tax loss.
Balance Sheet Data

	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2003	DECEMBER 31, 2002	DECEMBER 31, 2001
Working capital (deficit)	5,024,057	96,190	(1,820,137)	44,207	161,324
Total assets	23,844,473	12,931,127	8,821,239	7,117,551	7,747,904
Total long-term debt	5,254	—	—	—	—
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introductory Commentary
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention – We believe these are key factors affecting both our results of operations and our cash flow from operations. For the year ended December 31, 2005, our increased revenues as compared to the same period of 2004 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP) (formerly, Distinguished Hospital Program), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, we continued to increase sales through the distribution of our quality information in our Quality Ratings Suite and Healthcare Quality Reports for Consumers.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. We believe one of the obstacles to maintaining high retention rates for our marketing clients is the fact that clients may have lost their high ratings by a given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, we have found that in many cases, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give them the ability to utilize any additional marketing messages they have for our individual service lines as well. However, if the hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of their agreement they may not place as much value on the individual service line messages and, therefore, terminate their agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
For the year ended December 31, 2005, we retained, or signed new agreements with, contracts representing approximately 68% of the annual contract value of hospitals whose contracts had first or second year anniversary dates. This percentage was substantially the same whether the hospitals contracted with us for marketing services or quality improvement services. In general, our rate of re-

signing expired contracts is lower, especially with respect to our quality improvement clients, than our retention rate with respect to contracts that have a cancellation option on the first or second anniversary dates. Some of our quality improvement clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years has caused some hospitals to decline renewal as well. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract. In addition, prior to January 2004, for clients that signed SQI contracts with us, we agreed not to sign similar agreements with a specified number of hospitals in close proximity to the client hospital. Beginning in January 2004, we no longer offer this type of exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006.
We typically receive a non-refundable payment for the first year of the contract term (which as noted above is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date) upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our cash flow from operations could be adversely affected.
Income Taxes – During the six month period ended June 30, 2005, we reversed by $1.5 million, the valuation allowance for deferred tax assets previously reflected in our financial statements. The valuation allowance resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that, consistent with criteria we established in 2004, the valuation allowance was no longer required. As a result, our effective income tax rate during 2005 was approximately .2%. In addition, cash provided by operations for the year ended December 31, 2005 includes a reduction in income taxes payable of approximately $1.2 million related to certain employee stock option transactions. During 2006, we anticipate an effective income tax rate of approximately 42%.

Critical Accounting Estimates
     In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the most significant estimates and related assumptions used in the preparation of our financial statements, namely those relating to our income tax valuation allowance. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has discussed the application of these estimates with our Audit Committee.
Income Tax Valuation Allowance

     Until June 30, 2005, we maintained a full valuation allowance against our net deferred tax asset of approximately $1.5 million. The valuation allowance resulted from uncertainty regarding our ability to produce sufficient taxable income in future periods necessary to realize the benefits of the related deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that once we had achieved at least six quarters of net income before tax and cumulative net income before tax during the most recent twelve quarters, we could reverse the valuation allowance. During the second quarter of 2005, we met these criteria and determined that the valuation allowance was no longer required.
REVENUE AND EXPENSE COMPONENTS
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Ratings and advisory revenue. We currently operate in one business segment. We provide proprietary, objective healthcare provider ratings and advisory services to our clients. We generate revenue by providing our clients with information and other assistance that enables them to measure, assess, enhance and market healthcare quality. Our target clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers. We typically receive a non-refundable payment at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term. Certain of our products represent a one-time delivery of data. For these arrangements, we recognize revenue at the time that the data is delivered.
Cost of ratings and advisory revenue. Cost of ratings and advisory revenue consists primarily of the costs associated with the delivery of services related to our SQI, SQP and QAI programs, as well as the costs incurred to acquire the data utilized in connection with these and other services such as our Quality Ratings Suite products. The cost of delivery of services relates primarily to the client consultants and support staff that provide our services.
Sales and marketing costs. Sales and marketing costs include salaries, wages and commission expenses related to our sales efforts, as well as other direct sales and marketing costs. For our SQP, SQI and QAI agreements, we pay our sales personnel commissions as we receive payment from our hospital clients. We typically receive a non-refundable payment for the first year (and subsequent years on each anniversary date) of the three-year contract term. In addition, we record the commission expense in the period it is earned, which is typically upon contract execution for the first year of the agreement and on each anniversary date for clients that do not cancel in the second or third year of the contract term. We record the commission expense in this manner because once a contract is signed, the salesperson has no remaining obligations to perform during the agreement in order to earn the commission.
Product development costs. We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services. These costs are expensed as incurred unless the criteria for capitalization under SOP 98-1 are met.
General and administrative expenses. General and administrative expenses consist primarily of salaries, employee benefits and other expenses for employees that support our infrastructure such as finance and accounting personnel, certain information technology employees and some of our support staff, facility costs, professional fees and insurance costs.

RESULTS OF OPERATIONS
Ratings and Advisory Revenue Overview

	Year ended	Year ended	Year ended
Product Area	December 31, 2005	December 31, 2004	December 31, 2003
Marketing services to hospitals (SQP and SQI products)	$12,341,196	$8,763,218	$6,366,530
Quality improvement services to hospitals (QAI products)	2,442,338	2,043,619	964,674
Sales of quality information to employers, consumers and others (QRS and Healthcare Quality Reports)	5,741,471	3,516,450	1,262,255
Consultant reimbursed travel	269,168	213,017	170,220
Other	—	—	40,250

Total	$20,794,173	$14,536,304	$8,803,929

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
Ratings and advisory revenue. For the year ended December 31, 2005, ratings and advisory revenue was approximately $20.8 million, an increase of $6.3 million from ratings and advisory revenue of $14.5 million for the year ended December 31, 2004. For the year ended December 31, 2005 and 2004, approximately 59% and 60% of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from this product area increased by approximately $3.6 million to $12.3 million for the year ended December 31, 2005. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals, or “upsells.” For 2005, upsells accounted for approximately 38% of total new contracted sales. The addition of two additional marketing services sales personnel contributed to our sales growth. In addition, individuals hired in recent years have continued to increase their sales proficiency. In addition, approximately 12% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the year ended December 31, 2005 compared to 14% for the same period of 2004. Sales of our quality information totaled 28% of our ratings and advisory revenue for the year ended December 31, 2005 compared to 24% for the same period of 2004. Strong growth in our direct sales of quality reports to consumers via our website and our relationship with Hewitt Associates, through whom we provide our quality information to over 125 of the Fortune 1000 companies, was a principal reason for the increase in sales of our quality information.
Cost of ratings and advisory revenue. For the years ended December 31, 2005 and 2004, cost of ratings and advisory revenue was approximately $3.2 million and $2.5 million, respectively, or approximately 15% and 17% of ratings and advisory revenue. The slight decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due to the fact that the majority of our revenue growth was from our marketing services to hospitals and sales of quality information, and increased sales of these items do not entail a substantial amount of incremental cost. In addition, one of the significant components of cost of ratings and advisory revenue is our cost to acquire data, which has remained relatively fixed for the last year. Moreover, sales of our healthcare quality reports do not require any commission costs as these are sold online directly to consumers. Costs related to our healthcare quality reports are principally related to payments to internet search engines for placement on the internet, as well as fees paid to a consultant. The fees we pay to a consultant are variable based upon the revenue generated from the sale of our healthcare quality reports to consumers, less certain expenses, and are subject to a monthly cap. These costs are included in sales and marketing expense in our statements of operations.
Sales and marketing costs. Sales and marketing costs for the year ended December 31, 2005 increased to approximately $5.8 million from $4.9 million for the same period of 2004. As a percentage of ratings and advisory revenue, sales and marketing costs were 28% and 34%, in 2005 and 2004, respectively. The decrease as a percentage of ratings and advisory revenue is primarily due to our ongoing base of business. We pay a lesser percentage of commissions to our sales group upon retention of contracts with hospitals than we pay with respect to new contracts. Sales and marketing costs also include payments to internet search engines for placement on the internet. This expense was approximately $865,000 and $757,000 in 2005 and 2004, respectively.
Product development costs. Product development costs increased to approximately $3.0 million from $2.0 million for the same period of 2004. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings, including costs incurred with respect to our agreement with Hewitt that were properly not capitalized. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 600,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.

General and administrative expenses. For the year ended December 31, 2005, general and administrative expenses were approximately $4.9 million, an increase of approximately $1.6 million from general and administrative expenses of approximately $3.3 million for the same period of 2004. The increase in general and administrative expenses is due to various items including an increase in legal fees of approximately $400,000, which includes indemnification expenses with respect to our chief executive officer (described in Note 15 to the financial statements), additional accounting fees of approximately $170,000 related principally to an outside consultant retained to assist us with respect to our Sarbanes-Oxley compliance efforts, additional office rent of approximately $160,000 related to our move into a office location in Golden, Colorado, increased investor relations fees of approximately $130,000 (including $50,000 with respect to our NASDAQ Capital Market listing fee) and other items, including additional personnel and depreciation expenses related to our growth and move into our expanded office space during 2005.
Interest expense
     For the year ended December 31, 2005, we incurred interest expense of approximately $800 with respect to interest paid on capital lease obligations for the security system lease at our facility in Golden.
Interest income
     We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2005, our total investment in these accounts amounted to approximately $6.1 million. This amount is included within the cash and cash equivalent line item of our balance sheet. For the twelve months ended December 31, 2005, interest earned on this account was $177,899. As of December 31, 2005, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. As of December 31, 2005, our investment in these securities totaled approximately $2.0 million and is included within the short-term investment line item of our balance sheet. For the twelve months ended December 31, 2005, interest earned on investments in this account was $27,225. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.
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
Cost of ratings and advisory revenue. For the years ended December 31, 2004 and 2003, cost of ratings and advisory revenue was approximately $2.5 million and $2.0 million, respectively, or approximately 17% and 22% of ratings and advisory revenue. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due to the fact that our revenue growth was principally from our marketing services to hospitals and sales of quality information, and increased sales of these items do not entail a substantial amount of incremental cost. In addition, one of the significant components of cost of ratings and advisory revenue is our cost to acquire data, which remained relatively fixed in 2004 compared to 2003. Moreover, our sales of our healthcare quality reports do not require any commission costs as these are sold online directly to consumers. Costs related to our healthcare quality reports are principally related to payments to internet search engines for placement on the internet, as well as fees paid to a consultant. The fees we pay to a consultant are variable based upon the revenue generated from the sale of our healthcare quality reports to consumers, less certain expenses, and are subject to a monthly cap. These costs are included in sales and marketing expense in our consolidated statements of operations.
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
General and administrative expenses. For the year ended December 31, 2004, general and administrative expenses were approximately $3.3 million, an increase of approximately $505,000 from general and administrative expenses of approximately $2.8 million for the same period of 2003. The increase in general and administrative expenses is due to various items including an increase in professional fees related to our internal control efforts with respect to Sarbanes-Oxley, an increase in legal fees, indemnification expenses (described in Note 15 to the financial statements included in this report), additional office rent related to an increase in office space of approximately 3,000 square feet during 2004 and other items related to our growth during 2004.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2005, we had working capital of approximately $5.0 million, an increase of $4.9 million from our working capital of approximately $96,000 as of December 31, 2004. Included in current liabilities as of December 31, 2005 is $11.7 million in deferred revenue, principally representing contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the year ended December 31, 2005, cash flow provided by operations was approximately $6.6 million compared to cash provided by operations of approximately $2.8 million for the same period of 2004. In addition to the positive effect of our net income, cash provided by operations for the year ended December 31, 2005 includes a reduction in income taxes payable of approximately $1.2 million related to certain employee stock option transactions.
During the year ended December 31, 2005, the number of our common shares issued increased by approximately 2.8 million shares due to the exercise of stock options and warrants. We received approximately $713,000 in cash from this exercise of stock options and warrants, which represents the exercise price of these instruments. As of December 31, 2005, we have outstanding options to purchase approximately 8.0 million shares of our common stock, the majority of which have exercise prices of less than $2.00 per share. Therefore, we anticipate that additional options will be exercised.
Through February 13, 2006, we had a $1.0 million line of credit arrangement (the “Agreement”) with Silicon Valley Bank.
In February 2006, our line of credit arrangement with Silicon Valley Bank expired. We did not renew the arrangement, although we had outstanding a standby letter of credit drawn on the bank in the amount of approximately $500,000, which was provided in January 2005 in connection with our entry into a lease for our headquarters office in Golden, Colorado. We anticipate that our $500,000 standby letter of credit with Silicon Valley Bank will be secured as a compensating balance against the cash and cash equivalents we maintain with Silicon Valley Bank.
During the year ended December 31, 2005, we incurred approximately $1.6 million in capital expenditures. These expenditures included the following: leasehold improvements and furniture for our new office space (approximately $600,000), software development costs capitalized with respect to our application to deliver data to Hewitt’s clients, as described further in Note 5 to the financial statements included in this report (approximately $400,000) and server equipment, computers and other capital items for new employees (approximately $600,000). In addition, we paid $200,000 to acquire certain intangible assets (survey tools as well as a survey builder application) from the Foundation for Accountability, a not-for-profit organization. These tools are intended to enable consumers to compare their healthcare experience to evidence-based guidelines for specific conditions. In addition to the capital expenditures related to our new facility, we anticipate incurring certain capital expenditures during 2006 primarily to upgrade some of our information technology hardware and software.
We anticipate that we have sufficient funds available to support ongoing operations at their current level. As noted above, upon execution of our SQI, SQP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date). We record the cash payment as deferred revenue, which is a current liability on our consolidated balance sheet that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.
The following table sets forth our contractual obligations as of December 31, 2005:

	Payments Due by Period
		Less than 1			More than
	Total	year	2-3 years	4-5 years	5 years

Contractual Obligations
Capital Lease Obligations	$25,866	$5,748	$11,496	$8,622	$—
Operating Lease Obligations	2,009,629	475,433	898,047	636,149	—
Employee Contracts	530,349	530,349	—	—	—
Purchase Obligations	1,047,109	507,534	539,575	—	—

Total	$3,612,953	$1,519,064	$1,449,118	$644,771	$—

Operating lease obligations relate principally to our office space lease.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Rental Costs During a Construction Period
In October 2005, the Financial Accounting Standards Board issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1). Based on the provisions of FSP FAS 13-1, lessees are not permitted to capitalize rental costs associated with either ground or building operating leases that are allocated to the construction period. These costs must be recognized as rental expense and included in income from continuing operations. FSP FAS 13-1 is effective for us beginning January 1, 2006.
As described in Note 13 to our financial statements included in this report, during 2005 we entered into a lease agreement for a new location in Golden, Colorado effective in February 2005. During the construction period, prior to our occupancy, we capitalized approximately one and a half months of construction period rent, including common area maintenance charges, totaling approximately $65,000. This amount is being amortized to rent expense over the sixty-three month term of our lease. FSP FAS 13-1 permits, but does not require, retrospective application of this position. Based on the provision of FSP FAS 13-1 if we enter into any new leases in the future, we will no longer capitalize any construction period rent.
Share-Based Payments
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, and allowed under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS 123(R) is effective for public companies for fiscal years that begin after June 15, 2005.
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107. Share-Based Payment, to provide additional guidance to public companies in applying the provisions of SFAS 123(R). During 2005, the FASB issued three FASB Staff Positions (FSP): FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), and FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We will adopt the provisions of SAB 107 in conjunction with the adoption of SFAS 123(R) and also consider the guidance provided in the FSPs as we consider the effect that SFAS 123(R) will have on our results of operations, financial position and cash flows.
We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of APB 25 and related interpretations. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all previously unvested stock options and restricted stock as they vest, and for all awards issued or modified beginning on January 1, 2006.
We have determined that we will adopt the modified prospective transition method. With respect to unvested options that were granted during 2005 and prior years, we will recognize compensation cost as expense based on the grant date fair value of those awards calculated using the Black Scholes option pricing model previously utilized under SFAS 123 for proforma disclosures.
We expect to record additional compensation expense related to our adoption of SFAS 123(R) with respect to the stock options that are outstanding as of December 31, 2005 of approximately $675,000 for the year ended December 31, 2006. Depending upon the amount of any share-based payments granted during 2006, this amount may not be indicative of the actual expense we incur during 2006.

Accounting Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for us beginning January 1, 2006. We do not believe that the adoption of SFAS 154 will have a significant effect on our financial statements.
Item 7a. Quantitative and Qualitative Disclosure about Market Risk
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2005, our total investment in these accounts amounted to approximately $6.1 million. This amount is included within the cash and cash equivalent line item of our balance sheet. For the twelve months ended December 31, 2005, interest earned on this account was $177,899. As of December 31, 2005, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. As of December 31, 2005, our investment in these securities totaled approximately $2.0 million and is included within the short-term investment line item of our balance sheet. For the twelve months ended December 31, 2005, interest earned on investments in this account was $27,225. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of Health Grades, Inc.
We have audited the accompanying balance sheets of Health Grades, Inc. (a Delaware corporation) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Grades, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ GRANT THORNTON LLP

Denver, Colorado
March 9, 2006
(except for Note 19, as to which the date is March 28, 2006)

Health Grades, Inc.
Balance Sheets

	DECEMBER 31
	2005	2004
ASSETS
Cash and cash equivalents	$9,682,106	$6,153,862
Short-term investments	1,988,154	—
Accounts receivable, net	5,620,736	3,034,375
Prepaid expenses and other	562,540	253,839
Deferred income taxes	1,080,562	—

Total current assets	18,934,098	9,442,076

Property and equipment, net	1,595,065	382,870
Intangible assets, net	177,729	—
Goodwill	3,106,181	3,106,181
Deferred income taxes	31,400	—

Total assets	$23,844,473	$12,931,127

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$278,912	$44,035
Accrued payroll, incentive compensation and related expenses	1,525,844	1,178,581
Accrued expenses	275,865	322,777
Current portion of capital lease obligations	1,310	—
Current portion of deferred rent	70,263	—
Deferred revenue	11,742,827	7,729,195
Income taxes payable	15,020	71,298

Total current liabilities	13,910,041	9,345,886

Long-term portion of capital lease obligations	5,254	—
Long-term portion of deferred rent	311,599	—

Total liabilities	14,226,894	9,345,886

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 47,674,779 and 44,880,176 shares issued in 2005 and 2004, respectively	47,674	44,880
Additional paid-in capital	91,984,099	90,094,408
Accumulated deficit	(68,646,614)	(72,786,467)
Treasury stock, 19,563,390 shares	(13,767,580)	(13,767,580)

Total stockholders’ equity	9,617,579	3,585,241

Total liabilities and stockholders’ equity	$23,844,473	$12,931,127

See accompanying notes to financial statements.

Health Grades, Inc.
Statements of Operations
Years ended December 31,

	2005	2004	2003
Revenue:
Ratings and advisory revenue	$20,794,173	$14,536,304	$8,803,929
Other	13,333	1,447	1,551

	20,807,506	14,537,751	8,805,480

Expenses:
Cost of ratings and advisory revenue	3,168,668	2,488,202	1,963,949

Gross margin	17,638,838	12,049,549	6,841,531

Operating expenses:
Sales and marketing	5,801,590	4,932,210	3,357,874
Product development	3,035,728	2,017,441	1,433,965
Litigation settlement	—	—	491,000
General and administrative	4,859,096	3,339,298	2,834,467

Income (loss) from operations	3,942,424	1,760,600	(1,275,775)

Other:
Other	1,405	—	—
Interest income	205,124	21,543	7,393
Interest expense	(763)	—	(15,305)

Income (loss) before income taxes	4,148,190	1,782,143	(1,283,687)
Income tax expense	(8,337)	—	—

Net income (loss)	$4,139,853	$1,782,143	$(1,283,687)

Net income (loss) per common share (basic)	$0.15	$0.07	$(0.05)

Weighted average number of common shares used in computation (basic)	27,039,057	25,058,173	26,679,467

Net income (loss) per common share (diluted)	$0.12	$0.05	$(0.05)

Weighted average number of common shares used in computation (diluted)	34,833,521	33,031,087	26,679,467

See accompanying notes to financial statements.

Health Grades, Inc.
Statements of Stockholders’ Equity
Years ended
December 31, 2005, 2004 and 2003

	COMMON STOCK		ADDITIONAL
	$0.001 PAR VALUE		PAID-IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL
Balance at January 1, 2003	43,965,706	43,966	89,762,836	(73,284,923)	(13,267,580)	3,254,299

12,004,333 shares acquired as treasury stock	—	—	—	—	(500,000)	(500,000)
Option grants to consultant	—	—	42,499	—	—	42,499
Employee stock option exercise	86,447	86	9,604	—	—	9,690
Net loss	—	—	—	(1,283,687)	—	(1,283,687)

Balance at December 31, 2003	44,052,153	44,052	89,814,939	(74,568,610)	(13,767,580)	1,522,801

Option grants to consultant	—	—	157,500	—	—	157,500
Employee stock option exercise	828,023	828	121,969	—	—	122,797
Net income	—	—	—	1,782,143	—	1,782,143

Balance at December 31, 2004	44,880,176	$44,880	$90,094,408	$(72,786,467)	$(13,767,580)	$3,585,241

Option grants to consultant	—	—	24,311	—	—	24,311
Employee stock option exercise	2,078,020	2,078	624,215	—	—	626,293
Stock warrant exercise	716,583	716	85,978	—	—	86,694
Tax benefit from exercise of stock options	—	—	1,155,187	—	—	1,155,187
Net income	—	—	—	4,139,853	—	4,139,853

Balance at December 31, 2005	47,674,779	$47,674	$91,984,099	$(68,646,614)	$(13,767,580)	$9,617,579

See accompanying notes to financial statements.

Health Grades, Inc.
Statements of Cash Flows
Years ended December 31,

	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$4,139,853	$1,782,143	$(1,283,687)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	393,835	146,051	98,006
Bad debt expense	20,000	3,569	11,667
Loss (gain) on disposal of assets	(1,405)	7,146	(75)
Non-cash consulting expense related to non-employee stock options	24,311	157,500	42,499
Tax benefit from stock option exercises	1,155,187	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,606,361)	(1,349,609)	(1,024,489)
Prepaid expenses and other assets	(308,701)	(22,999)	54,058
Deferred income taxes	(1,111,962)	—	—
Accounts payable and accrued expenses	187,965	75,315	153,367
Accrued payroll, incentive compensation and related expenses	347,263	30,420	751,387
Income taxes payable	(56,278)	(2,045)	(3,380)
Deferred revenue	4,013,632	1,943,758	2,533,812
Deferred rent	381,862	—	—

Net cash provided by operating activities	6,579,201	2,771,249	1,333,165

INVESTING ACTIVITIES
Purchases of property and equipment	(1,548,541)	(300,156)	(230,852)
Acquisitions of intangible assets	(235,230)	—	—
Purchases of held-to-maturity investments	(2,588,154)	—	—
Sale of property, plant and equipment	8,950	847	75
Proceeds from sale or maturity of held-to-maturity investments	600,000	—	—

Net cash used in investing activities	(3,762,975)	(299,309)	(230,777)

FINANCING ACTIVITIES
Payments under capital lease obligation	(969)	—	—
Principal repayments on note payable	—	—	(500,000)
Purchases of treasury stock	—	—	(500,000)
Proceeds from note payable	—	—	500,000
Exercise of common stock options and warrants	712,987	122,797	9,690

Net cash provided by (used in) financing activities	712,018	122,797	(490,310)

Net increase in cash and cash equivalents	3,528,244	2,594,737	612,078
Cash and cash equivalents at beginning of period	6,153,862	3,559,125	2,947,047

Cash and cash equivalents at end of period	$9,682,106	$6,153,862	$3,559,125

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$763	$—	$15,305

Income tax paid	$21,390	$2,045	$3,380

NON CASH FINANCING AND INVESTING ACTIVITIES
Property, plant and equipment acquired with capital lease	$7,533	$—	$—

Property, plant and equipment acquired in accounts payable	$65,054	$14,710	$51,870

See accompanying notes to financial statements.

Health Grades, Inc.
Notes to Financial Statements
December 31, 2005 and 2004
1. DESCRIPTION OF BUSINESS
Health Grades, Inc. (“HealthGrades”) provides proprietary, objective healthcare provider ratings and advisory services. Our ratings address hospitals, nursing homes and home health agencies. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.
We offer services to hospitals that are either attempting to communicate their clinical excellence to their internal staff, consumers and physicians or are working to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular, etc.) and at a medical issue level (e.g., coronary bypass surgery, community acquired pneumonia, valve replacement surgery, etc.). We also offer physician-led quality improvement consulting engagements and other quality improvement analysis and services for any hospitals that are seeking to enhance quality.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
REVENUE RECOGNITION
Ratings and advisory revenue
Strategic Quality Initiative, Strategic Quality Partnerships and Quality Assessment and Improvement Programs:
Our ratings and advisory revenue is generated principally from annual fees paid by hospitals that participate in our Strategic Quality Initiative (SQI), Strategic Quality Partnership (SQP) (formerly, Distinguished Hospital Program or, “DHP”) and Quality Assessment and Improvement (QAI) programs. The SQI program provides business development tools to hospitals that are highly rated on our website. Under the SQI program, we license the HealthGrades name and our “report card” ratings to hospitals. The license may be in a single service line (for example, Cardiac) or multiple service lines (for example, Cardiac, Neuroscience and Orthopedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants.
Our SQI and SQP programs provide a license to highly rated hospitals, enabling them to utilize our name and certain ratings information for an annual period. Another feature of the SQI and SQP programs is a detailed comparison of the data underlying a hospital’s rating to local and national benchmarks. Our SQP program recognizes clinical excellence in hospitals among a range of service lines. Hospitals that contract with us for SQP services receive all of the SQI features described above with respect to their licensed service lines. In addition, hospitals can reference the additional DHA (Distinguished Hospital Award) designation. Hospital clients are provided with additional marketing and planning assistance related to the DHA designation as well as trophies for display at the hospital. DHP-PS (Distinguished Hospital Award Program for Patient Safety) recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on thirteen patient safety indicators from the Agency for Healthcare on Quality Research. Under our DHP-PS program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence.
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
We typically receive a non-refundable payment at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term. Certain of our products represent a one-time delivery of data. For these arrangements, we recognize revenue at the time that the data is delivered.
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
In November 2005, we provided notice to Ingenix that we would not renew the agreement, and the agreement terminated on December 31, 2005. Under the terms of the agreement, we and Ingenix will continue to perform services under any ongoing customer license for joint HealthGrades/Ingenix customers until the expiration or termination of the initial term of the license. In accordance with the agreement, we are now utilizing the physician data derived from Ingenix solely for existing joint HealthGrades/Ingenix customers.
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
COMMISSION EXPENSE
With respect to our SQI, SQP and QAI sales, we record the commission expense in the period it is earned, which is typically upon contract execution for the first year of the agreement and on each anniversary date for clients that do not cancel in the second or third year of the contract term. We record the commission expense in this manner because once a contract is signed, the salesperson has no remaining obligations to perform during the agreement in order to earn the commission.

PRODUCT DEVELOPMENT COSTS
We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services and modification of our quality guides. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred unless they meet the capitalization criteria of AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During 2005, we had one application that met the criteria for cost capitalization as described in Note 5.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents generally consist of cash, overnight investment accounts that include short-term U.S. government obligations with maturities not exceeding three months and investments in U.S. government and government agency debt securities with original maturities not exceeding three months. Such investments are stated at cost, (which includes accrued interest on our short-term government obligations), which approximates fair value given the short maturity dates, and are considered cash equivalents for purposes of reporting cash flows.
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
ACCOUNTS RECEIVABLE
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
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the initial lease term or the estimated useful lives of the underlying assets. The estimated useful lives used are as follows:

Computer equipment and software	3-5 years
Furniture and fixtures	5-7 years
Leasehold improvements	6 years
INTANGIBLE ASSETS
During 2005, we paid $235,000 to acquire certain intangible assets (survey tools as well as a survey builder application) from the Foundation for Accountability, a not-for-profit organization. These tools are intended to enable consumers to compare their healthcare experience to evidenced-based guidelines for specific conditions. These assets are being amortized over their expected useful life of between 3-5 years. We evaluate the carrying value of these assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142).
GOODWILL

Goodwill, which is stated at cost, is evaluated annually for impairment in accordance with the provisions of SFAS 142. See Note 6 for discussion of our annual impairment test performed in accordance with SFAS 142.
NET INCOME (LOSS) PER COMMON SHARE
We compute net income (loss) per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per share (SFAS 128). Under the provisions of SFAS 128, basic net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, (composed of incremental common shares issuable upon the exercise of common stock options and warrants) are included in diluted net income (loss) per share to the extent these shares are dilutive, utilizing the treasury stock method. The treasury stock method utilizes the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options and warrants, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of our common stock during the year. Common share equivalents are not included in our computation of diluted net loss per common share for the years ended December 31, 2003 because the effect on net loss per common share would be antidilutive. Common share equivalents excluded from our calculation of diluted net loss per common share because their effect would be antidilutive totaled 2,017,064 for the year ended December 31, 2003. In addition, as of December 31, 2005 and 2004, options to purchase 70,371 and 2,054,356 shares of common stock, respectively, were excluded from our calculation of dilutive securities as the exercise prices were above the market price for our common stock.
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Numerator for both basic and diluted earnings per share:
Net income (loss)	$4,139,853	$1,782,143	$(1,283,687)

Denominator:
Denominator for basic net income (loss) per common share—weighted average shares	27,039,057	25,058,173	26,679,467
Effect of dilutive securities:
Outstanding employee stock options and warrants	7,794,464	7,972,914	—

Denominator for diluted net income (loss) per common share—adjusted weighted average shares and assumed conversion	34,833,521	33,031,087	26,679,467

STOCK-BASED COMPENSATION
We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations.
Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), and has been determined as if we had accounted for our employee stock options under the fair value method of that accounting pronouncement. The fair value for options awarded during the years ended December 31, 2005, 2004 and 2003 were estimated at the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate over the life of the option of 1.32% to 4.37%; no dividend yield; and expected three year lives of the options. Volatility factors used in 2005 were between 1.11 to 1.58. Volatility factors used in 2004 were between 1.51 and 1.78. The volatility factors utilized for the year ended December 31, 2003 were between 1.95 and 2.04.
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

	Year ended December 31,
	2005	2004	2003
Net income (loss) as reported	$4,139,853	$1,782,143	$(1,283,687)
Add: Stock-based compensation expense included in reported net income under APB 25	—	—	—
Less: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified or settled, net of tax effect	(545,054)	(223,150)	(343,512)

Pro forma net income (loss)	$3,594,799	$1,558,993	$(1,627,199)

Income (loss) per share as reported:
Basic	$0.15	$0.07	$(0.05)

Diluted	$0.12	$0.05	$(0.05)

Income (loss) per share pro forma:
Basic	$0.13	$0.06	$(0.06)

Diluted	$0.10	$0.05	$(0.06)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Share-Based Payments
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB 25, and allowed under the original provisions of SFAS 123. SFAS 123(R) requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. SFAS 123(R) is effective for public companies for fiscal years that begin after June 15, 2005.
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 107. Share-Based Payment, to provide additional guidance to public companies in applying the provisions of SFAS 123(R). During 2005, the FASB issued three FASB Staff Positions (FSP): FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), FSP FAS 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), and FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. We will adopt the provisions of SAB 107 in conjunction with the adoption of SFAS 123(R) and also consider the guidance provided in the FSPs as we consider the effect that SFAS 123(R) will have on our results of operations, financial position and cash flows.
We account for our stock-based compensation arrangements using the intrinsic value method under the provisions of APB 25 and related interpretations. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition methods include modified prospective and modified retrospective adoption options. Under the modified retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all previously unvested stock options and restricted stock as they vest, and for all awards issued or modified beginning on January 1, 2006.
We have determined that we will adopt the modified prospective transition method. With respect to unvested options that were granted during 2005 and prior years, we will recognize compensation cost as expense based on the grant date fair value of those awards calculated using the Black Scholes option pricing model previously utilized under SFAS 123 for proforma disclosures.
We expect to record additional compensation expense related to our adoption of SFAS 123(R) with respect to the stock options that are outstanding as of December 31, 2005 of approximately $675,000 for the year ended December 31, 2006. Depending upon the amount of any share-based payments granted during 2006, this amount may not be indicative of the actual expense we incur during 2006.
Rental Costs During a Construction Period
In October 2005, the Financial Accounting Standards Board issued FSP FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period (FSP FAS 13-1). Based on the provisions of FSP FAS 13-1, lessees are not permitted to capitalize rental costs associated with either ground or building operating leases that are allocated to the construction period. These costs must be recognized as rental expense and included in income from continuing operations. FSP FAS 13-1 is effective for us beginning January 1, 2006.
As described in Note 13, Leases, during 2005 we entered into a lease agreement for a new location in Golden, Colorado effective in February 2005. During the construction period, prior to our occupancy, we capitalized approximately one and a half months of construction period rent, including common area maintenance charges, totaling approximately $65,000. This amount is being amortized to rent expense over the sixty-three month term of our lease. FSP FAS 13-1 permits, but does not require, retrospective application of this position. We do not plan to apply this FSP retrospectively to previously capitalized rental costs. Based on the provisions of FSP FAS 13-1 if we enter into any new leases in the future, we will no longer capitalize any construction period rent.
Accounting Changes and Error Corrections
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle, and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for us beginning January 1, 2006. We do not believe that the adoption of SFAS 154 will have a significant effect on our financial statements.
3. ACCOUNTS RECEIVABLE AND RATINGS AND ADVISORY SERVICES REVENUE
Accounts receivable consisted of the following:

	DECEMBER 31
	2005	2004
Trade accounts receivable	$5,624,943	$3,049,611
Less allowance for doubtful accounts	4,207	15,236

	$5,620,736	$3,034,375

For the years ended December 31, 2005, 2004 and 2003, we derived substantially all of our revenue from our ratings and advisory services. Furthermore, our marketing program services accounted for 59%, 60% and 72% of total ratings and advisory revenue for the years ended December 31, 2005, 2004 and 2003, respectively. During 2005, 2004 and 2003, no individual customer accounted for more the 10% of our revenues.

4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	DECEMBER 31
	2005	2004
Furniture and fixtures	$330,792	$807,477
Computer equipment and software	3,163,104	2,213,413
Leasehold improvements and other	397,896	13,217

	3,891,792	3,034,107
Accumulated depreciation and amortization	(2,296,727)	(2,651,237)

Net property and equipment	$1,595,065	$382,870

For the years ended December 31, 2005, 2004, and 2003, depreciation expense was approximately $336,000, $146,000, and $98,000 respectively.
5. AGREEMENT WITH HEWITT ASSOCIATES LLC
Effective June 30, 2005, we entered into a Development and Services Agreement which was amended in September 2005 (collectively, the “Agreement”), with Hewitt Associates LLC (“Hewitt”). Under the Agreement, as initially executed, we will develop and host applications that will enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades healthcare quality information as well as other information regarding providers in a particular health plan’s network. Such information will include our hospital and physician quality information along with health plan supplied data.
Although the applications we are developing is being tailored for use by Hewitt, the software is internally developed software, as defined in SOP 98-1. The arrangement with Hewitt is designed to be similar to a hosting arrangement under which Hewitt will not have the ability to take possession of the software; instead, the software functions as a means to display the quality information that is being passed to Hewitt’s clients. In addition, we may utilize some or all of the software to disseminate information to other customers as well. Based upon the guidance from SOP 98-1, costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) of the application we are building are being capitalized. We will continue to capitalize application development costs until the project is substantially complete and ready for its intended use (after all substantial testing is completed). Thereafter, we will begin amortizing these costs over the useful life of the application, which we expect to be three years. As of December 31, 2005, we capitalized approximately $400,000 of costs with respect to this application, which are included in computer equipment and software in the property and equipment table in Note 4, Property and Equipment.
Under the Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt would evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network. If Hewitt determined that the pilot services were not successful or otherwise do not warrant continuation of the Agreement, or if Hewitt determined that we are not capable of providing the services relating to provider-specific data on an ongoing basis, Hewitt could terminate the Agreement, or, in connection with services relating to provider-specific data, continue the agreement subject to fee reductions. For the year ended December 31, 2005, $400,000 has been included in our ratings and advisory revenue in the attached statement of operations with respect to fees related to the initial pilot services.
If Hewitt’s evaluations were favorable, Hewitt would pay to us a fee based upon the total number of Hewitt clients’ participants with access to our websites, and the type of services to which the participants have access, in accordance with a fee schedule attached to the Agreement, subject to minimum payments of $3,000,000 per annum in 2007, 2008 and 2009.
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
The Agreement also provides that we will not, prior to the earlier of August 31, 2007 or the termination of the Agreement due to certain specified events, develop, market, sell or license to any third party a service or search tool that contains substantially the same functionality as the search tool and websites provided under the Agreement. However, we generally will not be precluded from continuing to provide services and products (including upgrades to such services and products) that we provided to our general customer base on the date of the Agreement so long as Hewitt’s proprietary rights and other materials are not used in connection with the services or products.
The Agreement also contains mutual royalty-free, non-exclusive, licenses of certain data, information and materials owned by or licensed by third-parties to Health Grades and Hewitt. In addition, the parties agreed to certain confidentiality provisions, and we agreed to certain data security and non-solicitation requirements relating to Hewitt clients.
The Agreement will continue until December 31, 2009, subject to automatic renewal for up to two consecutive one-year terms, unless either party provides 90 days’ notice of an intent not to renew. The contract is subject to earlier termination as described above. In addition, Hewitt will have the right to terminate the Agreement under other circumstances, including a “Change of Control” (as defined in the Agreement) of us.
On December 31, 2005, we received a communication from Hewitt that they believe we will ultimately provide the services called for by the Agreement, but that they believed it would take a longer period of time before we would be able to do so. They requested an extension of the evaluation period, together with certain modifications of the Agreement. See Note 19 for an update on the status of our Agreement with Hewitt.
6. GOODWILL
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
As HealthGrades consists of only one reporting unit, and is publicly traded, we began our fair value analysis with an evaluation of our market capitalization. We applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price. During 2003 and 2004 we applied an additional premium of 20% to this valuation to give effect to management’s best estimate of a “control premium.” Given that during this period, management and a venture capital investor owned a substantial portion of our outstanding shares, management believed a premium of 20% was reasonable to give effect to additional benefits a purchaser would derive from control of HealthGrades. Effective with the impairment test completed in the fourth quarter of 2005, we eliminated the control premium as our remaining venture capital investor sold over half of its remaining shares of our common stock. As such, we believe that a control premium is no longer appropriate.
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
After deriving the market capitalization and expected cash flow valuations as described above, we then applied an equal weighting to each model to derive an overall fair value estimate of HealthGrades. As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarters of 2003, 2004 and 2005. These tests resulted in no additional impairment to our goodwill balance.
We will perform the annual impairment test in the fourth quarter of subsequent years, or sooner, if indicators of impairment arise at an interim date. Any impairment identified during the annual impairment tests will be recorded as an operating expense in our statement of operations. We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and interim tests if necessary.
7. INTANGIBLE ASSETS
During 2005, we paid $236,000 to acquire certain intangible assets (survey tools as well as a survey builder application) from the Foundation for Accountability, a not-for-profit organization. These tools are intended to enable consumers to compare their healthcare experience to evidenced-based guidelines for specific conditions. Amortization of intangible assets was approximately $58,000 in 2005. We capitalized approximately $118,000 to the survey builder application, which is being amortized over its estimated useful life of five years and $118,000 to the survey tools, which is being amortized over its estimated useful life of three years. Expected amortization expense related to these assets for the next five years are as follows:

2006	$62,728
2007	62,728
2008	26,790
2009	23,523
2010	1,960
8. DEFERRED RENT
As of December 31, 2005, we had approximately $382,000 recorded as deferred rent in our accompanying balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our new office facility as reimbursement for tenant improvements we made. In addition, deferred rent includes approximately one and a half months of construction period rent from the period beginning on the date upon which we accepted delivery of the premises and ending when we actually moved into the facility. Deferred rent will be amortized as a reduction to rent expense over the 63 month term of our lease.
9. STOCK AND WARRANT REPURCHASE
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
10. BANK LINE OF CREDIT AND TERM LOAN
On May 13, 2002, we completed a line of credit arrangement (the “Agreement”) with Silicon Valley Bank. Under the terms of the Agreement, we were entitled to request advances not to exceed an aggregate amount of $1.0 million (subject to a limit of 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank, over the one-year term of the Agreement. Through subsequent amendments, we extended the term of the Agreement to February 13, 2006. We did not borrow any funds under the Agreement. However, in connection with a lease we executed for our new headquarters in Golden, Colorado, in December 2004, we executed a standby letter of credit with Silicon Valley Bank in January 2005, for $500,000, which reduced the amount we could request as an advance under the Agreement. Therefore, as of December 31, 2005, $500,000 of our line of credit was available to us. Advances under the Agreement were to bear interest at Silicon Valley Bank’s prime rate plus 0.75% and be secured by substantially all of our assets.
In addition, an amendment to the Agreement provided for a term loan of $500,000, which carried an interest rate of 5.94% and was due on March 1, 2005. In October 2003, we repaid the balance of the term loan.
In February 2006, our line of credit arrangement with Silicon Valley Bank expired, and we did not renew the arrangement. We anticipate that our $500,000 standby letter of credit with Silicon Valley Bank will be secured as a compensating balance against the cash and cash equivalents we maintain with Silicon Valley Bank.

11. COMMON STOCK AND WARRANTS
During the year ended December 31, 2005, warrants to purchase 2,136,600 shares of our common stock were converted into 2,095,020 shares of our common stock, in accordance with a net exercise provision of the warrants. In addition, warrants to purchase 41,580 shares of our common stock were exercised at a price of $0.26 per share.
As of December 31, 2005, we had 7,975,186 common shares reserved for future issuance under our 1996 Equity Compensation Plan.
12. STOCK OPTION PLANS
On October 15, 1996, our Board of Directors approved the 1996 Equity Compensation Plan (the “Equity Plan”), which initially provided for the grant of options to purchase up to 2,000,000 shares of HealthGrades common stock. The total number of shares authorized for issuance under the Equity Plan increased to 6,000,000 in 1998, 7,000,000 in 2000, 8,000,000 in 2001 and 13,000,000 in 2002. Our stockholders approved the Equity Plan and each increase in shares authorized for issuance. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Our employees, members of the Board of Directors and certain consultants and advisors are eligible to participate in the Equity Plan, which will terminate no later than October 14, 2006. Our Board of Directors or a committee of the Board of Directors authorizes the grants and vesting of options under the Equity Plan. As of December 31, 2005, there were 1,744,863 shares available for future granting under the Equity Plan.
A summary of our stock option activity and related information for the years ended December 31 is as follows:

	2005		2004		2003
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at beginning of Year Granted	9,778,384	$0.41	9,831,408	$0.31	9,857,426	$0.78
Exercise price equal to fair value of common stock	490,500	$3.65	919,004	$1.32	1,390,548	$0.26
Exercised	(2,078,020)	$0.30	(828,023)	$0.15	(86,447)	$0.11
Forfeited	(215,678)	$1.69	(144,005)	$0.99	(1,330,119)	$3.72

Outstanding at end of year	7,975,186	$0.61	9,778,384	$0.41	9,831,408	$0.31

Exercisable at end of year	6,755,757	$0.38	8,062,638	$0.36	7,466,013	$0.35

	2005	2004	2003
Weighted-average fair value of options granted during the year:
Exercise price equal to fair value of common stock	$2.89	$1.14	$0.24

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2005 are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED-		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
RANGE OF	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
EXERCISE PRICES	OUTSTANDING	LIFE (YEARS)	PRICE	EXERCISABLE	PRICE
$0.04-$0.17	4,542,603	6.05	$0.10	4,444,270	$0.10
$0.25-$0.50	719,872	7.13	0.32	447,296	0.33
$0.53-$0.63	1,205,520	3.90	0.58	1,205,520	0.58
$0.75-$0.88	266,028	5.56	0.82	254,028	0.82
$1.01-$1.95	652,626	8.05	1.35	288,771	1.44
$2.00-$2.94	242,166	8.04	2.82	45,834	2.73
$3.00-$3.98	108,500	8.82	3.47	7,667	3.40
$4.10-$4.80	167,500	9.54	4.38	—	—
$5.01-$5.36	8,000	9.39	5.10	—	—
$6.00-$6.75	35,900	1.94	6.51	35,900	6.51
$9.75-$11.75	26,471	1.57	11.48	26,471	11.48

$0.04-$11.75	7,975,186	6.11	$0.61	6,755,757	$0.38

13. OPERATING LEASES
We are obligated under operating leases for our office space and certain office equipment. In February 2004, we added approximately 2,900 square feet of office space to our lease for 12,200 square feet in Lakewood, Colorado. Total annual lease costs for our full-service lease on the 15,100 square feet were approximately $270,000. In December 2004, we executed a lease agreement on an office building at a new location in Golden, Colorado for approximately 28,700 square feet. The lease term under this new lease began in February 2005. The term of the lease is 63 months.
Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

2006	475,433
2007	457,657
2008	440,390
2009	448,374
2010	187,775
Thereafter	—

Total	$2,009,629

Rent expense for the years ended December 31, 2005, 2004 and 2003 under all operating leases was approximately $400,000, $327,000 and $250,000, respectively.
14. INCOME TAXES
We are a corporation subject to federal and certain state and local income taxes. The provision for income taxes is made pursuant to the liability method as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). This method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations related to the years such temporary differences become deductible and payable.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Accrued liabilities	$48,152	$49,741
Allowance for doubtful accounts	1,599	6,247
Deferred rent	145,108	—
Intangible assets, net	16,388	—
Alternative minimum tax credit	15,445	—
Net operating loss carryforwards	1,222,379	1,574,402

	1,449,071	1,630,390
Valuation allowance for deferred tax assets	—	(1,500,550)

Gross deferred tax asset	1,449,071	129,840

Deferred tax liabilities:
Prepaid expenses	207,013	104,075
Property and equipment, net	130,096	25,765

Gross deferred tax liability	337,109	129,840

Net deferred tax asset	$1,111,962	$—

During the year ended December 31, 2005, the valuation allowance for deferred tax assets was reduced by $1,500,550. The valuation allowance at December 31, 2004 resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets. In accordance with SFAS 109, we assessed the continuing need for the valuation allowance and concluded that once we had achieved at least six quarters of net income before tax and cumulative net income before tax during the most recent 12 quarters, we could reverse the valuation allowance. During the second quarter of 2005, we met these criteria and determined that the valuation allowance was no longer required.
The income tax (benefit) expense for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
Current:
Federal	$1,029,882	$—	$—
State	90,417	—	—

	1,120,299	—	—

Deferred:
Federal	(978,360)	—	—
State	(133,602)	—	—

	(1,111,962)	—	—

Total	$8,337	$—	$—

The total income tax expense differs from amounts currently payable because certain revenues and expenses are reported in the statement of operations in periods that differ from those in which they are subject to taxation. The principal differences relate to different methods of calculating depreciation and deferred rent for financial statement and income tax purposes, currently deductible book prepaid amounts and currently non-deductible book accruals and reserves.
The current income tax expense summarized above for the year ended December 31, 2005 does not include a tax benefit of $1,155,187 related to certain employee stock option transactions. In accordance with SFAS 109, this tax benefit has been recorded as an increase to stockholder’s equity in the accompanying balance sheet. In addition, this tax benefit has been recorded as a cash flow from operations in the accompanying statement of cash flows.
A reconciliation between the statutory federal income tax rate of 34% and our 0.2%, 0.0% and 0.0% effective tax rates for the years ended December 31, 2005, 2004 and 2003, respectively, is as follows:

	2005	2004	2003
Federal statutory income tax rate	34.0%	34.0%	(34.0)%
State income taxes, net of federal benefit	4.3	6.4	(5.0)
Non-deductible expenses	.4	0.8	2.3
Miscellaneous	(2.3)	(3.4)	(1.5)
Deferred tax asset valuation allowance	(36.2)	(37.8)	38.2

Effective income tax rate	0.2%	0.0%	0.0%

We have approximately $3,200,000 in net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire from 2019 through 2023. Certain changes in our stock ownership during 2001 resulted in an ownership change pursuant to the tax laws and, due to this change, approximately $800,000 of our net operating loss carryforwards are subject to restrictions on the timing of their use. The remaining $2,400,000 of net operating loss carryforwards are not subject to any use limitations.
15. LEGAL PROCEEDINGS
Strategic Performance Fund - II
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
We filed a response to the initial complaint instituted by SPF-II, denying all liability with respect to the subject leases. In addition, we filed a third-party complaint against the individual physician owners seeking indemnification from each of these individuals under the terms of the Indemnification Agreement. The physician owners filed a response to our complaint denying their liability under the Indemnification Agreement, and asserting several affirmative defenses, including, among others, our failure to mitigate damages, lack of consideration, our assertion of a premature claim as liability and damages have not been established by SPF-II, rejection of the leases by the bankruptcy court, and, in the case of one physician owner, a claim that an “agent” of ours (who was, in fact, an employee of Park Place both before and after our affiliation with the practice) fraudulently induced the purchase of the Park Place practice’s assets from us. The physician owners also filed a motion to enjoin further prosecution of the action instituted against them by us and Bank of America, the lender in connection with their repurchase of the assets of the Park Place practice, pending resolution of the bankruptcy proceeding.
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
Idemnification of our Chief Executive Officer
In 2004, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $272,000 relating to litigation involving Mr. Hicks. We provided additional indemnification to Mr. Hicks of approximately $461,000 during 2005. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. Although we were the majority owner of the business, we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation against the other parties, as well as two individuals affiliated with the collection agency (together with the collection agency, the “collection agency parties”), based on similar claims. That case was removed to federal court by the defendants. Mr. Hicks later filed an amended complaint against the collection agency parties in federal district court for abuse of process, defamation and intentional infliction of emotional distress. The federal district court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding, but in January 2005, the arbitrator stayed Mr. Hicks’ federal court claims and the collection agency’s claims against Mr. Hicks for abuse of process and tortious interference until after consideration of the other pending claims. An arbitration hearing was held in February 2005 on the other claims submitted by the parties.
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
Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award on October 26, 2005. The collection agency filed a notice of appeal in connection with the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks. Counsel for Mr. Hicks has advised us that Mr. Hicks has filed a motion to dismiss the notice of appeal because several claims remain unresolved by the court and the district court did not certify its ruling for appeal.
The hearing on the remaining matters in the arbitration was held February 28, 2006 through March 3, 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing was complete and did not issue a ruling. A new arbitrator has been appointed. It is anticipated that, during April 2006, the new arbitrator will set procedures under which the remaining claims will be decided.
Our determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Mr. Hicks has advised us that he intends to reimburse us for all indemnification expenses we have incurred and continue to incur, from the proceeds of any final award paid to him, net of any income taxes payable by him resulting from the award.
By a letter to our Board of Directors dated February 13, 2006, one of the collection agency parties made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration. The principal allegations appear to be that we, Mr. Hicks and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. The collection agency party threatened suit if it is not paid $10.3 million.
We believe these allegations are absurd and completely without merit. To our knowledge, the collection agency parties have not sought to assert any such “claims” against us in the arbitration. We will vigorously contest any litigation that may be brought against us by the collection agency parties.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
16. COMMITMENTS
We have entered into employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. We expense all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, or change in our ownership, we may be partially or wholly relieved of our financial obligations to such individuals. However, under certain circumstances, a change in control of us may provide significant and immediate enhanced compensation to the executives. At December 31, 2005, we were contractually obligated to pay base pay compensation to these executives of approximately $530,000 through December 31, 2006.
17. EMPLOYEE BENEFIT PLAN
We maintain a defined contribution employee benefit plan (“the Benefit Plan”). The Benefit Plan covers substantially all HealthGrades’ employees and includes a qualified non-elective contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the Benefit Plan.
Expense under the Benefit Plan, including the Qualified Non-Elective Contribution, aggregated approximately $178,000, $139,000 and $116,000 for 2005, 2004 and 2003, respectively.
18. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004.

2005	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$4,699,927	$4,868,748	$5,334,279	$5,891,219
Other	6,552	387	6,375	19

Total revenue	4,706,479	4,869,135	5,340,654	5,891,238

Expenses:
Cost of ratings and advisory revenue	726,760	795,997	780,949	864,962

Gross margin	3,979,719	4,073,138	4,559,705	5,026,276

Operating expenses:
Sales and marketing	1,344,943	1,270,813	1,331,590	1,854,244
Product development	783,294	734,664	766,611	751,159
General and administrative	1,317,005	1,246,867	1,115,081	1,180,143

Income from operations	534,477	820,794	1,346,423	1,240,730

Other:
Other	—	1,405	—	—
Interest income	20,432	34,316	58,394	91,982
Interest expense	—	(73)	(588)	(102)

Income before income taxes	554,909	856,442	1,404,229	1,332,610
Income tax benefit (expense)	—	1,051,017	(537,447)	(521,907)

Net income	554,909	1,907,459	866,782	810,703

Net income per share (basic)	$0.02	$0.07	$0.03	$0.03

Weighted average shares outstanding (basic)	25,980,483	26,889,435	27,504,864	27,756,808

Net income per share (diluted)	$0.02	$0.05	$0.02	$0.02

Weighted average shares outstanding (diluted)	34,447,212	34,955,601	35,032,559	34,874,073

2004	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$3,217,423	$3,500,314	$3,673,293	$4,145,274
Other	250	867	286	44

Total revenue	3,217,673	3,501,181	3,673,579	4,145,318

Expenses:
Cost of ratings and advisory revenue	662,203	548,103	650,932	626,964

Gross margin	2,555,470	2,953,078	3,022,647	3,518,354

Operating expenses:
Sales and marketing	1,091,450	1,152,999	1,296,566	1,391,195
Product development	465,450	445,232	481,819	624,940
General and administrative	803,209	731,214	805,894	998,981

Income (loss) from operations	195,361	623,633	438,368	503,238

Other:

2004	March 31	June 30	September 30	December 31
Interest income	1,850	3,233	4,351	12,109

Income (loss) before income taxes	197,211	626,866	442,719	515,347
Income tax benefit	—	—	—	—

Net income (loss)	197,211	626,866	442,719	515,347

Net income (loss) per share (basic)	$0.01	$0.03	$0.02	$0.02

Weighted average shares outstanding (basic)	24,835,779	25,030,159	25,110,477	25,253,553

Net income (loss) per share (diluted)	$0.01	$0.02	$0.01	$0.02

Weighted average shares outstanding (diluted)	32,063,695	33,023,883	33,192,577	33,836,726

19. SUBSEQUENT EVENTS
Hewitt Agreement
On March 28, 2006, we filed a Demand for Arbitration before the American Arbitration Association against Hewitt Associates LLC (“Hewitt”). The Demand for Arbitration relates to a Development and Services Agreement with Hewitt that we entered into effective June 30, 2005, (as amended, the “Agreement”). Under the Agreement, we were to develop and host applications that would enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades’ health care quality information as well as other information regarding providers in a particular health plan’s network. Such information was to include our hospital and physician quality information along with health plan supplied data.
Under the Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt was to evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that would enable a Hewitt client participant to determine the identity of providers in a health plan’s network (“Network Tag Services”). If Hewitt determined that the pilot services were not successful or otherwise did not warrant continuation of the Agreement, or if Hewitt determined that we are not suitable to provide the Network Tag Services, Hewitt could terminate the Agreement. The Agreement provided that notice of such termination must be sent to us no later than December 31, 2005.
If Hewitt’s evaluations were favorable, Hewitt would pay to us a fee based upon the total number of Hewitt clients’ participants with access to our websites, and the type of services to which the participants have access, in accordance with a fee schedule attached to the Agreement, subject to minimum payments of $3 million per annum in 2007, 2008 and 2009.
The Demand for Arbitration alleges, among other things, that on December 31, 2005, Hewitt sent us a letter in which Hewitt concluded that the provision of the pilot services was “successful,” and that, with regard to the Network Tag Services, the health plans have been slow to respond to the Hewitt/Health Grades request for data. Moreover, the Demand for Arbitration alleges that Hewitt did not terminate the Agreement on December 31, 2005 and that follow up e-mails from Hewitt made reference to Hewitt’s desire to “amend the existing Agreement . . .” . The Demand for Arbitration further alleges that our response to Hewitt’s December 31, letter, while committing us to the relationship, reminded Hewitt that bringing the health plan information to us is one of the principal responsibilities Hewitt has under the Agreement. In addition, the Demand for Arbitration states that, on March 10, 2006, Hewitt claimed that the December 31, 2005 letter invoked the right to terminate the Agreement, even though the December 31 letter makes no reference to terminating the Agreement; moreover, on March 15, 2006, Hewitt administrators refused to continue to perform Hewitt’s obligations under the Agreement.
In the Demand for Arbitration, we claim, among other things, that Hewitt has willfully repudiated and breached the terms of the Agreement by falsely contending that it had the right to terminate the Agreement based on our performance of the pilot services and the Network Tag Services; by refusing to continue to perform under the Hewitt Agreement; and by falsely contending that we had materially breached the Agreement when Hewitt had precluded us from providing services under the Agreement and our performance had at all times been commendable. We are seeking $21 million in damages, plus costs.
Hewitt has not yet responded to the Demand for Arbitration.
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

Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
On March 28, 2006, Mark Pacala resigned as a director of Health Grades, Inc., effective following the Board of Directors meeting on March 29, 2006.
Under agreements executed in March 2000, Health Grades and certain of its current and former executive officers generally agreed to take such actions (including in the case of the individuals, voting their shares) as were in their control so that one designee of Essex Woodlands Health Ventures Fund IV, L.P. (“Essex”) was elected to the Board of Directors. Mr. Pacala, a Managing Director of Essex, was Essex’s designee. These agreements terminated once Essex held less than five percent of Health Grades’ outstanding common stock. On February 27, 2006, Essex sold all remaining shares of Health Grades Stock that it then owned.
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
The following table provides information, as of December 31, 2005, regarding securities issuable under our stock based compensation plans.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants and rights	warrants and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,975,186	$0.61	1,744,863
Equity compensation plans not approved by security holders	N/A		N/A
Total	7,975,186		1,744,863
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
     (a) 1. Financial Statements.
     The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page 31 are filed as part of this Form 10-K.
          2. Financial Statement Schedules.
The following financial statement schedule is filed as part of this Form 10-K:
Schedule II — Valuation and Qualifying Accounts.
All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.
     (b) Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 0-22019.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*	1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.1	Loan and Security Agreement dated May 10, 2002 by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.2.2	Loan Modification Agreement dated March 11, 2003 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.3	Loan Modification Agreement dated February 20, 2004 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.2.4	Loan Modification Agreement dated February 22, 2005 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.2.4 our Form 10-K for the year ended December 31, 2005)

10.3*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))

10.4.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1(File No. 333-17627))

10.4.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.6 on our Form 10-K for the year ended December 31, 2005)

10.6	Directors Compensation

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.

Date: March 31, 2006	/s/ Kerry R. Hicks

Kerry R. Hicks Chief Executive Officer
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Kerry R. Hicks	Chief Executive Officer	March 31, 2006

Kerry R. Hicks	(Principal Executive Officer)

/s/ Allen Dodge	Chief Financial Officer and Treasurer

Allen Dodge	(Principal Financial and Accounting Officer)

/s/ Peter H. Cheesbrough	Director	March 31, 2006

Peter H. Cheesbrough

/s/ Leslie S. Matthews, M.D.	Director	March 31, 2006

Leslie S. Matthews, M.D.

/s/ J.D. Kleinke	Director	March 31, 2006

J.D. Kleinke

/s/ John Quattrone	Director	March 31, 2006

John Quattrone

Health Grades, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	BALANCE AT	CHARGED TO	CHARGED TO			BALANCE AT
	BEGINNING	COSTS AND	OTHER			END OF
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS		PERIOD
Year ended December 31, 2005	$15,236	$20,000	$—	$(31,029	)(1)	$4,207
Allowance for doubtful accounts on trade receivables

Year ended December 31, 2004 Allowance for doubtful accounts on trade receivables	$11,667	$3,569	$—	$—		$15,236

Year ended December 31, 2003 Allowance for doubtful accounts on trade receivables	$—	$11,667	$—	$—		$11,667

(1)	Represents actual amounts charged against the allowance for the periods presented.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*	1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.1	Loan and Security Agreement dated May 10, 2002 by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.2.2	Loan Modification Agreement dated March 11, 2003 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.3	Loan Modification Agreement dated February 20, 2004 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.2.4	Loan Modification Agreement dated February 22, 2005 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to exhibit 10.2.4 on our Form 10-K for the year ended December 31, 2005)

10.3*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))

10.4.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1(File No. 333-17627))

10.4.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.6 on our Form 10-K for the year ended December 31, 2005)

10.6	Directors Compensation

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.