Form 10-K/A
period 2005-12-31
HEALTH GRADES INC
filed 2006-05-01
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(AMENDMENT NO. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2005 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from _________ to _________
Commission file number 0-22019
HEALTH GRADES, INC.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	62-1623449
incorporation or organization)	(I.R.S. Employer Identification No.)

500 Golden Ridge Road Suite 100
Golden, Colorado	80401
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 716-0041
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
None	None
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock, par value $.001 per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 under the Exchange Act (check one).
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
As of April 25, 2006 there were 28,319,609 shares of the registrant’s Common Stock outstanding.
This amendment to Health Grades, Inc.’s (“HealthGrades”) Form 10-K for the fiscal year ended December 31, 2004 is being filed to set forth the information required in Part III of Form 10-K.
PART III
ITEM 10. DIRECTORS OF THE REGISTRANT
Directors of the Registrant
Kerry R. Hicks, age 46, one of our founders, has served as our Chief Executive Officer and has been a director since our inception in 1995. He also served as our President from our inception until November 1999 and since June 2001. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management (LBA).
Peter H. Cheesbrough, age 54, has served as one of our directors since December 1996. Since December 3, 2002, Mr. Cheesbrough has served as Chief Financial Officer of Navigant Biotechnologies, a company that has developed a process for the elimination of pathogens from blood used for transfusions. From October 2000 to November 2002, Mr. Cheesbrough was a self-employed consultant. From August 1999 through September 2000, Mr. Cheesbrough served as Senior Vice President Finance and Chief Financial Officer of XCare.net, a company providing internet-based business to business connectivity, information exchange and electronic commerce applications solutions for healthcare. From June 1993 to August 1999, Mr. Cheesbrough was the Senior Vice President-Finance and Chief Finance Officer of Echo Bay Mines Ltd., a company engaged in precious metals mining. Mr. Cheesbrough is a Fellow of the Institute of Chartered Accountants of England and Wales and also a chartered accountant in Canada.
Leslie S. Matthews, M.D., age 54, has served as one of our directors since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1992, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital.
John Quattrone, age 53, has served as one of our directors since November 2000. Mr. Quattrone has served in several capacities for General Motors, including Vice President — Global Human Resources since January 2006, as General Director of Human Resources for General Motors North America Automotive Operations from 1995 to June 2001 and Vice President — Human Resources from June 2001 — December 2005.
J.D. Kleinke, age 44, has served as one of our directors since April 2002. Mr. Kleinke has also served as the Vice Chairman of our Board of Directors since January 1, 2005. In this capacity, he serves as a part-time executive officer. Mr. Kleinke has also served as Chairman of the Board and Executive Director of Omnimedia Institute, a non-profit healthcare research and information technology development organization, since October 2004, and as President and Chief Executive Officer for HSN, a privately-held health information technology development company, since April 1998. From May 1992 to February 1998, Mr. Kleinke served in various capacities for HCIA, Inc., a healthcare information company that provides information products and services to health care systems, managed care organizations and pharmaceutical companies.
Kerry R. Hicks and David G. Hicks, one of our Executive Vice Presidents, are brothers.
Audit Committee Financial Expert
The Board of Directors has determined that Peter H. Cheesbrough is an “audit committee financial expert” as that term is defined in Securities and Exchange Commission regulations and is independent within the meaning of the rules of the Nasdaq Stock Market, Inc.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. We believe that all filings required to be made during 2005 were made on a timely basis, except that Essex Woodlands Health Ventures Fund IV, L.P., formerly a holder of more than 10% of our common stock, reported one transaction after the applicable due date.
ITEM 11. EXECUTIVE COMPENSATION
Summary of Cash and Certain Other Compensation
The following table sets forth certain information concerning the compensation we paid during 2005, 2004 and 2003 to our Chief Executive Officer and the four other most highly paid executive officers (collectively, the “named executive officers”) during the year ended December 31, 2005.
Summary Compensation Table

				Awards
		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary (1)	Bonus (2)	Options	Compensation(3)

Kerry R. Hicks	2005	$303,008	$87,534	—	$6,570
Chief Executive Officer	2004	$304,289	$164,556	—	$6,000
	2003	$285,499	$220,205	—	$6,000

David G. Hicks	2005	$206,212	$34,195	—	$6,456
Executive Vice President	2004	$206,916	$82,787	—	$6,150
	2003	$192,847	$81,327	—	$5,785

Sarah Loughran	2005	$181,478	$64,734	—	$5,601
Executive Vice President	2004	$173,517	$78,188	—	$5,205
	2003	$154,121	$91,227	—	$4,624

Allen Dodge	2005	$155,553	$34,787	—	$4,780
Senior Vice President — Finance/CFO	2004	$155,162	$64,074	—	$4,655
	2003	$133,239	$76,502	—	$3,997
Certification of the CEO
Certification of the CFO

(1)	Note that 2004 included 27 pay periods instead of the standard 26 and therefore annual salary includes one additional pay period compared to 2005 and 2003.

(2)	Bonus amounts were paid in January 2006, relating to performance in 2005.

(3)	Includes amounts that we contributed for the account of the executive officers under our Retirement Savings Plan.
The following table sets forth certain information regarding stock options exercised during 2005 and held as of December 31, 2005 by the named executive officers. No options were granted to the named executive officers in 2005.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at		Options at
	Shares		Fiscal Year-End (#)		Fiscal Year-End ($) (1)
	acquired on	Value
Name	exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Kerry R. Hicks	—	$—	2,289,823	—	$14,471,681	$—

David G. Hicks	—	$—	1,124,940	—	$7,109,621	$—

Sarah Loughran	50,000	$147,500	916,369	—	$5,791,452	$—

Allen Dodge	—	$—	623,500	—	$3,940,520	$—

(1)	Based on $6.32, the closing price of our common stock as reported on the Nasdaq Capital Market on December 31, 2005.
EMPLOYMENT AGREEMENTS
Mr. Kerry Hicks is employed by us under an employment agreement dated as of April 1, 1996. The agreement is renewable automatically for one year periods unless terminated by one of the parties. The agreement provided for Mr. Kerry Hicks to receive an annual salary rate of $250,000 for 1998, with cost of living increases for the years following March 31, 1998. In addition, the agreement provides for annual incentive compensation equal to up to 100% of Mr. Kerry Hicks’ base salary based on performance targets established by the Board of Directors.
Mr. David Hicks is employed by us under an employment agreement dated as of March 1, 1996. The agreement is renewable automatically for one year periods unless terminated by one of the parties. The agreement provided for Mr. David Hicks to receive an annual base salary of $144,000 for 1998, with cost of living increases for the years following February 28, 1998. In addition, the agreement provides for annual incentive compensation equal to up to 75% of his base salary based on performance targets established by the Board of Directors. In connection with Mr. David Hicks’ appointment as Senior Vice President in 1999, his base salary was increased to $172,500.
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

Compensation of Directors
In 2005, members of the Board of Directors were paid $1,000 for each meeting of the Board of Directors attended in person, and $500 for each meeting attended by telephone conference, in addition to reimbursement of travel expenses.
Effective January 1, 2006, compensation for each non-employee director of the Company is as follows:
(i)	$15,000 in cash; and

(ii)	subject to stockholder approval of an amendment and restatement of the Company’s 1996 Equity Compensation Plan, $15,000 in restricted stock to be issued under the Company’s Equity Compensation Plan; fifty percent of such restricted stock shall vest on each of the first two anniversaries of the date of grant.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Ownership of Our Common Stock by Certain Persons
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 25, 2006 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person’s address), (ii) the named executive officers, (iii) each director and (iv) all directors and executive officers as a group.

	Number of Shares	Percent of
Name of Beneficial Owner	Beneficially Owned	Outstanding Shares (1)

FMR Corp. (2)	2,758,330	9.7%
Oberweis Asset Management, Inc. (3)	1,425,318	5.0%
RS Investment Management Co. LLC (4)	2,087,040	7.4%
Kerry R. Hicks (5)	4,067,293	13.3%
David G. Hicks (6)	1,641,598	5.6%
Sarah Loughran (7)	1,505,331	5.1%
Allen Dodge (8)	742,294	2.6%
Peter H. Cheesbrough (9)	277,678	1.0%
Leslie S. Matthews, M.D.	92,296	*
John Quattrone (10)	153,333	*
J.D. Kleinke (11)	133,333	*
All directors and executive officers as a group (8 persons) (12)	8,603,156	25.4%

*	Less than one percent.

(1)	Applicable percentage of ownership is based on 28,319,609 shares of common stock outstanding on April 25, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 25, 2006 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2)	FMR Corp. has sole voting power with respect to 45,084 shares and sole dispositive power with respect to 2,758,330 shares. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and a registered investment advisor, beneficially owns 2,747,184 of these shares as a result of acting as an investment adviser to various registered investment companies. Edward C. Johnson 3d and FMR Corp., through their control of Fidelity and the funds each has sole power to dispose of 2,747,184 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the

predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp., nor Edward C. Johnson 3d has the sole power to vote or direct the voting of shares owned directly by the Fidelity Funds, which power resides with the Funds’ Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Board of Trustees. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank, beneficially owns 11,146 shares as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive and sole voting power over 11,146 shares owned by the institutional account(s) described above. The address of each of Fidelity Management & Research Company, FMR Corp., Fidelity Management Trust Company and Edward C. Johnson 3d is 82 Devonshire Street, Boston, Massachusetts 02109. The information in this note is based on a Schedule 13G filed with the SEC on February 14, 2006 by FMR Corp. and Edward C. Johnson 3d.

(3)	Oberweis Asset Management, Inc. (“OAM”) is an investment adviser, and James D. Oberweis and James W. Oberweis are OAM’s principal stockholders. OAM, James D. Oberweis and James W. Oberweis have shared voting and dispositive power with respect to the 1,425,318 shares listed in the table. The principal business address of OAM, James D. Oberweis and James W. Oberweis is 3333 Warrenville Road, Suite 500, Lisle, Illinois 60532. The information in this note is based on a Schedule 13G filed with the SEC on February 14, 2006 by OAM, James D. Oberweis and James W. Oberweis.

(4)	RS Investment Management Co. LLC (“RS LLC”), is the general partner of RS Investment Management, L.P. (“RS L.P.”), an investment adviser and a managing member of registered investment advisers. George R. Hecht is a control person of RS LLC and RS L.P. and George R. Hecht have shared voting and shared dispositive power with respect to the 2,087,040 shares listed in the table. The information in this note is based on a Schedule 13G filed with the SEC on February 10, 2006 by RS LLC, RS L.P. and Mr. Hecht, which did not disclose their principal business address.

(5)	Includes 10,000 shares of common stock held by The David G. Hicks Irrevocable Children’s Trust and 2,289,823 shares underlying stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership. Mr. Hicks’ address is 500 Golden Ridge Road, Suite 100, Golden, Colorado 80401.

(6)	Includes 1,124,940 shares underlying stock options.

(7)	Includes 916,369 shares underlying stock options.

(8)	Includes 623,500 shares underlying stock options.

(9)	Includes 256,678 shares underlying stock options.

(10)	Includes 153,333 shares underlying stock options.

(11)	Includes 133,333 shares underlying stock options.

(12)	Includes 5,497,976 shares underlying stock options and 10,000 shares of common stock held by The David G. Hicks Irrevocable Children’s Trust.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Through March 31, 2006, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $1,027,000 relating to litigation involving Mr. Hicks, including approximately $272,021, $460,532 and $294,323 for 2004, 2005 and the first three months of 2006, respectively. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. Although we were the majority owner of the business, we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.

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
The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation in Colorado state court against the other parties, as well as two individuals affiliated with the collection agency (together with the collection agency, the “collection agency parties”), based on similar claims. That case was removed to federal court by the defendants. Mr. Hicks later filed an amended complaint against the collection agency parties in federal district court for abuse of process, defamation and intentional infliction of emotional distress. The federal district court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding, but in January 2005, the arbitrator stayed Mr. Hicks’ federal court claims and the collection agency’s claims against Mr. Hicks for abuse of process and tortious interference until after consideration of the other pending claims. An arbitration hearing was held in February 2005 on the other claims submitted by the parties.
In April 2005, the arbitrator ruled that the collection agency was liable to Mr. Hicks in the amount of $400,000 for emotional distress and other maladies as well as attorneys’ fees in the amount of $15,587 with interest as a result of the collection agency’s abuse of process in initiating the action in federal court in Tennessee. The arbitrator determined that the bank had no liability.
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
The hearing on the remaining matters in the arbitration was held February 28, 2006 through March 3, 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing was complete. A new arbitrator has been appointed. It is anticipated that, within the next month, the new arbitrator will finalize the procedures under which the remaining claims will be decided. The hearing has been set for June 12, 2006.
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
By a letter to our Board of Directors dated February 13, 2006, one of the collection agency parties made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. The collection agency party threatened suit if it is not paid $10.3 million.
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

ITEM 14. AUDIT AND RELATED FEES
Fees for all services provided by Grant Thornton LLP, our independent registered public accounting firm, for 2005 and 2004 were as follows:
Audit Fees
The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2005 and 2004 and the review of the our financial statements included in the our quarterly reports on Form 10-Q filed during 2005 and 2004 were $70,610 and $66,809, respectively.
Audit Related Fees
There were no fees billed in 2005 or 2004 for assurance and related services rendered by Grant Thornton LLP that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under “Audit Fees” above.
Tax Fees
There were no fees billed in 2005 or 2004 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning.
All Other Fees
There were no fees billed in 2005 or 2004 for products and services provided by Grant Thornton LLP, other than the services referred to above.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	1. Financial Statements.
The financial statements were included in our Annual Report on Form 10-K for the year ended December 31, 2005 as initially filed and were listed on page 31 of that report.
2.	Financial Statement Schedules.
     Schedule II — Valuation and Qualifying Accounts, was included in our Annual Report on Form 10-K for the year ended December 31, 2005 as initially filed. All other schedules were omitted because they were not applicable, or not required, or the information was shown in the Financial Statements or notes thereto.
(b)	Exhibits.

The following is a list of exhibits filed as part of our annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 0-22019.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*	1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.1	Loan and Security Agreement dated May 10, 2002 by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

10.2.2	Loan Modification Agreement dated March 11, 2003 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.3	Loan Modification Agreement dated February 20, 2004 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.2.4	Loan Modification Agreement dated February 22, 2005 by and between Health Grades, Inc. and Silicon Valley Bank. (incorporated by reference to exhibit 10.2.4 to our Form 10-K for the year ended December 31, 2005)

10.3*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))

10.4.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1(File No. 333-17627))

10.4.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.5 to our Form 10-K for the year ended December 31, 2005)

+10.6	Directors Compensation

+23.1	Consent of Grant Thornton LLP

++31.1^	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

++31.2^	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

+32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

+32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	- Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

+	- Previously filed.

++	- Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
HEALTH GRADES, INC.

Date: May 1, 2006	By	/s/ Kerry R. Hicks
Kerry R. Hicks
Chief Executive Officer

Date: May 1, 2006	By	/s/ Allen Dodge
Allen Dodge
Senior Vice President — Finance/CFO

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*	1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.1	Loan and Security Agreement dated May 10, 2002 by and between Health Grades, Inc., Healthcare Ratings, Inc., ProviderWeb.net, Inc., and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.2.2	Loan Modification Agreement dated March 11, 2003 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.)

10.2.3	Loan Modification Agreement dated February 20, 2004 by and between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

10.2.4	Loan Modification Agreement dated February 22, 2005 by and between Health Grades, Inc. and Silicon Valley Bank. (incorporated by reference to exhibit 10.2.4 to our Form 10-K for the year ended December 31, 2005)

10.3*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))

10.4.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1(File No. 333-17627))

10.4.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.5 to our Form 10-K for the year ended December 31, 2005)

+10.6	Directors Compensation

+23.1	Consent of Grant Thornton LLP

++31.1^	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

++31.2^	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

+32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

+32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	- Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

+	- Previously filed.

++	- Filed herewith.