Form 10-Q
period 2006-03-31
HEALTH GRADES INC
filed 2006-05-15
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended MARCH 31, 2006
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filter, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐            Accelerated Filer ☐       Non-Accelerated Filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 25, 2006 there were 28,319,609 shares of the Registrant’s common stock, $.001 par value outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
Health Grades, Inc.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$8,709,752	$9,682,106
Short-term investments	5,174,534	1,988,154
Accounts receivable, net	3,387,848	5,620,736
Prepaid expenses and other	834,888	562,540
Deferred income taxes	773,716	1,080,562

Total current assets	18,880,738	18,934,098
Property and equipment, net	1,857,775	1,595,065
Intangible assets, net	162,047	177,729
Goodwill	3,106,181	3,106,181
Deferred income taxes	330,352	31,400

Total assets	$24,337,093	$23,844,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$212,023	$278,912
Accrued payroll, incentive compensation and related expenses	1,052,202	1,525,844
Accrued expenses	683,840	275,865
Current portion of capital lease obligations	1,330	1,310
Current portion of deferred rent	77,195	70,263
Deferred revenue	11,422,956	11,742,827
Income taxes payable	7,273	15,020

Total current liabilities	13,456,819	13,910,041

Long-term portion of capital lease obligations	4,914	5,254
Long-term portion of deferred rent	291,655	311,599

Total liabilities	13,753,388	14,226,894

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 47,879,583 and 47,674,779 shares issued in 2006 and 2005, respectively	47,879	47,674
Additional paid-in-capital	92,551,896	91,984,099
Accumulated deficit	(68,248,490)	(68,646,614)
Treasury stock, 19,563,390 shares	(13,767,580)	(13,767,580)

Total stockholders’ equity	10,583,705	9,617,579

Total liabilities and stockholders’ equity	$24,337,093	$23,844,473

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenue:
Ratings and advisory	$6,102,257	$4,699,927
Other	120	6,552

Total revenue	6,102,377	4,706,479

Expenses:
Cost of ratings and advisory revenue	1,150,146	726,760

Gross margin	4,952,231	3,979,719

Operating expenses:
Sales and marketing	1,794,506	1,344,943
Product development	829,886	783,294
General and administrative	1,718,573	1,317,005

Income from operations	609,266	534,477

Other:
Gain on sale of assets and other	450	—
Interest income	137,427	20,432
Interest expense	(113)	—

Income before income taxes	747,030	554,909
Income tax expense	(348,906)	—

Net income	$398,124	$554,909

Net income per common share (basic)	$0.01	$0.02

Weighted average number of common shares used in computation (basic)	28,233,054	25,980,483

Net income per common share (diluted)	$0.01	$0.02

Weighted average number of common shares used in computation (diluted)	34,267,275	34,447,212

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$398,124	$554,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,977	68,007
Loss on disposal of assets	—	4,586
Non-cash equity compensation expense	172,764	—
Change in operating assets and liabilities:
Accounts receivable, net	2,232,888	356,809
Prepaid expenses and other assets	(272,348)	(248,945)
Deferred income taxes	7,894	—
Accounts payable and accrued expenses	341,086	193,922
Accrued payroll, incentive compensation and related expenses	(473,642)	(340,255)
Income taxes payable	(7,747)	(1,900)
Deferred revenue	(319,871)	552,293
Deferred rent	(13,011)	372,540

Net cash provided by operating activities	2,201,114	1,511,966

INVESTING ACTIVITIES
Purchase of property and equipment	(382,006)	(911,968)
Purchases of held-to-maturity investments	(4,886,380)	—
Proceeds from sale of property and equipment	—	7,370
Proceeds from maturity of held-to-maturity investments	1,700,000	—

Net cash used in investing activities	(3,568,386)	(904,598)

FINANCING ACTIVITIES
Payments on capital lease obligations	(320)	(139)
Excess tax benefits from stock-based payment arrangements	337,012	—
Exercise of common stock options	58,226	145,622

Net cash provided by financing activities	394,918	145,483

Net (decrease) increase in cash and cash equivalents	(972,354)	752,851
Cash and cash equivalents at beginning of period	9,682,106	6,153,862

Cash and cash equivalents at end of period	$8,709,752	$6,906,713

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Notes to Condensed Financial Statements (Unaudited)
March 31, 2006
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
NOTE 2 – ACCOUNTING CHANGES AND ERROR CORRECTIONS
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 became effective for us on January 1, 2006. The adoption of SFAS 154 had no effect on our financial statements.
NOTE 3 – SHARE-BASED PAYMENT
Prior to January 1, 2006, we accounted for stock-based compensation issued to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost related to stock options was reflected in net income, as all options granted under stock-based compensation plans had an exercise price equal to the market value of the underlying common stock on the grant date.
We adopted Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment (SFAS 123(R)) using the modified prospective method on our required effective date of January 1, 2006. The modified prospective method requires measurement of compensation cost for all new stock awards and for all stock awards modified, repurchased, or cancelled after the effective date. Total future compensation cost is based upon a measurement of fair value on the date of grant and recognition of compensation expense over the requisite service period based on the straight-line attribution method, for awards expected to vest. In addition, any remaining compensation expense for the portion of stock awards issued prior to and that are outstanding on the effective date for which the requisite service has not been rendered will be recognized as the requisite service is rendered on or after the effective date. The fair value of these prior stock awards is based upon the grant-date fair value of these awards as previously calculated for our pro-forma disclosures under SFAS 123. We previously recognized forfeitures of any stock awards as they occurred. As required by SFAS 123(R), beginning upon the effective date of SFAS 123(R), the value of all stock awards, whether they were issued prior or subsequent to the effective date, include our estimate of future forfeitures.
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
Historically, we have granted incentive stock options to our employees and non-qualified stock options to our directors and consultants. Our grants typically vest over a three-year period and expire ten years from the grant date. We may provide different equity award types with different vesting terms in the future.

We estimate the fair value of stock option awards using the Black-Scholes valuation model. Such value is recognized as expense over the vesting period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.
Prior to our adoption of SFAS 123(R), we presented the benefits of tax deductions in excess of recognized compensation costs (“Excess Tax Benefits”) as cash flows from operations. SFAS 123(R) generally requires that Excess Tax Benefits be reported as cash flow from financing activities rather then cash flow from operations. Therefore, the $337,012 Excess Tax Benefit classified as a financing cash inflow would have been classified as an operating cash inflow if we had not adopted SFAS 123(R). Additionally, SFAS 123(R) specifies that Excess Tax Benefits shall not be recognized as an increase to additional paid-in capital until the corresponding tax deduction actually reduces taxes payable. We will follow the actual ordering of deductions in tax returns in applying this provision and will only recognize Excess Tax Benefits to the extent that they actually reduce taxes payable.
On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We have classified stock-based compensation during the three months ended March 31, 2006 within the same expense line items as cash compensation paid to employees.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of this FASB Staff Position to evaluate the available transition alternatives and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.
The effect of our adoption of SFAS 123(R) effective January 1, 2006, was an increase in stock-based compensation expense of approximately $166,000 to our income from operations and $158,000 to our net income ($.01 per share basic and $.00 per share diluted) during the three months ended March 31, 2006, all of which related to stock options. The total income tax benefit recognized in the income statement was $8,000.
Valuation Assumptions for Stock Options
The fair value of stock options granted during the three months ended March 31, 2005 and 2006 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	111%	158%
Risk-free interest rate	4.84%	3.96%
Expected life	3 years	3 years
The expected volatility is based upon our historical stock price over the expected life of the options. The risk-free interest rate assumption is based upon the U.S. Treasury securities in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

The following table summarizes activity for options granted during the first three months of 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding December 31, 2005	7,975,186	$0.61
Granted	23,000	6.40
Exercised	(204,804)	0.28
Forfeited	(17,499)	2.80

Outstanding March 31, 2006	7,775,883	$0.63	5.93	$36,793,626

Vested or expected to vest at March 31, 2006	7,718,603	$0.62	5.91	$36,618,240

Exercisable at March 31, 2006	6,759,960	$0.42	5.57	$33,375,456

The aggregate intrinsic value in the table above represents the difference between the closing price of our common stock on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on March 31, 2006.
During the first three months of 2006, all options were granted at exercise prices equal to the fair market value of the shares of common stock on the grant date.
As of March 31, 2006, $1.2 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of approximately 1.7 years. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006, was $4.84. The total intrinsic value of options exercised during the three months ended March 31, 2006, based upon the closing price of our common stock on the date of exercise, was $1,184,174.
As of March 31, 2006, unrecognized expense for options granted to a consultant for which performance (vesting) had not yet been completed, is approximately $106,000. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility and the risk free rate until the outside advisor completes his performance under the option agreement. We recognized approximately $8,000 in stock-based compensation cost related to this consultant during the first three months of 2006.
Pro Forma Information for Period Prior to SFAS 123(R) Adoption
If we had elected to adopt SFAS 123(R) utilizing the modified retrospective method, net income and basic and diluted net income per share for the three months ended March 31, 2005 would have been changed to the pro forma amounts indicated below:

Three Months Ended
March 31, 2005
Net income, as reported	$554,909
Add: Stock-based employee compensation expense included in reported net income under APB No. 25	—
Deduct: Stock-based compensation expense determined using a fair value based method for all awards, net of related tax effects	(103,002)

Pro forma net income	$451,907

Basic net income per share:
As reported	$0.02

Pro forma	$0.02

Diluted net income per share:
As reported	$0.02

Pro forma	$0.01

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	2006	2005
Numerator for both basic and diluted earnings per share:
Net income	$398,124	$554,909

Denominator:
Denominator for basic net income per common share—weighted average shares	28,233,054	25,980,483
Effect of dilutive securities:
Stock options and warrants	6,034,221	8,466,729

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	34,267,275	34,447,212

Net income per common share (basic)	$0.01	$0.02

Net income per common share (diluted)	$0.01	$0.02

For the three months ended March 31, 2006, the number of our common shares outstanding increased by 204,804 shares due to the exercise of stock options. For the three months ended March 31, 2006, we received approximately $58,000 in payment of the exercise price of the options. During the three months ended March 31, 2005, the number of our common shares outstanding increased by 742,059 shares due to the exercise of stock options by several individuals. We received approximately $135,000 from these individuals, which represents the aggregate exercise price of the options.
NOTE 4 – LINE OF CREDIT
On May 13, 2002, we completed a line of credit arrangement (the “Agreement”) with Silicon Valley Bank. Under the terms of the Agreement, we were entitled to request advances not to exceed an aggregate amount of $1.0 million (subject to a limit of 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank, over the one-year term of the Agreement. Through subsequent amendments, we extended the term of the Agreement to February 13, 2006. We did not borrow any funds under the Agreement. However, in connection with a lease we executed for our headquarters in Golden, Colorado in December 2004, we executed a standby letter of credit with Silicon Valley Bank in January 2005 for $500,000, which reduced the amount we could request as an advance under the Agreement. Advances under the Agreement were to bear interest at Silicon Valley Bank’s prime rate plus 0.75% and be secured by substantially all of our assets.
In February 2006, our line of credit arrangement with Silicon Valley Bank expired, and we did not renew the arrangement. Our $500,000 standby letter of credit with Silicon Valley Bank is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
NOTE 5 – DEFERRED RENT
As of March 31, 2006, we had $368,850 recorded as deferred rent in our accompanying condensed balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our Golden, Colorado office facility as reimbursement for tenant improvements we made.
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
Deferred rent also includes one and one half months of construction period rent, including common area maintenance charges, totaling approximately $65,000, from the period beginning on the date upon which we accepted delivery of the premises and ending when we actually moved into the facility. Deferred rent is amortized over the 63 month term of our lease as a reduction to rent expense. FSP FAS 13-1 permits, but does not require, retrospective application. We are not applying FSP FAS 13-1 retrospectively to the previously capitalized rental costs. Based on the provisions of FSP FAS 13-1, if we enter into any new leases in the future, we will not capitalize any construction period rent.

NOTE 6 – LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer
Through March 31, 2006, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $1,027,000 relating to litigation involving Mr. Hicks, including approximately $272,021, $460,532 and $294,323 for 2004, 2005 and the first three months of 2006, respectively. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. Although we were the majority owner of the business, we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
By a letter to our Board of Directors dated February 13, 2006, one of the collection agency parties made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. The collection agency party threatened suit if it is not paid $10.3 million.
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
NOTE 7 — AGREEMENT WITH HEWITT ASSOCIATES LLC
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
Although the applications we are developing have been tailored for use by Hewitt, the software is internally developed software, as defined in SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). The arrangement with Hewitt was designed to be similar to a hosting arrangement under which Hewitt would not have the ability to take possession of the software; instead, the software would function as a means to display the quality information that is being passed to Hewitt’s clients. In addition, we expect to utilize some or all of the software to disseminate information to other customers as well. Based upon the guidance from SOP 98-1, costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for the application we are building are being capitalized. We will continue to capitalize application development costs until the project is substantially complete and ready for its intended use (after all substantial testing is completed). Thereafter, we will begin amortizing these costs over the useful life of the application, which we expect to be three years. As of March 31, 2006, we capitalized approximately $458,000 of costs with respect to this application, which are included in computer equipment and software in the property and equipment line item of our condensed balance sheet.
Under the Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt would evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network (“Network Tag Services”). If Hewitt determined that the pilot services were not successful or otherwise did not warrant continuation of the Agreement, or if Hewitt determined that we are not suitable to provide the Network Tag Services on an ongoing basis, Hewitt could terminate the Agreement. The Agreement provided that notice of such termination must be sent to us no later than December 31, 2005. For the year ended December 31, 2005, $400,000 was included in our ratings and advisory revenue in the attached statement of operations with respect to fees related to the initial pilot services. No revenue has been recorded under the Agreement for the first three months of 2006.
Under the Agreement, if Hewitt’s evaluations were favorable, Hewitt would pay to us a fee based upon the total number of Hewitt clients’ participants with access to our websites, and the type of services to which the participants have access, in accordance with a fee schedule attached to the Agreement, subject to minimum payments of $3,000,000 per annum in 2007, 2008 and 2009.
On March 28, 2006, we filed a Demand for Arbitration before the American Arbitration Association (“AAA”) against Hewitt regarding the Agreement. The Demand for Arbitration alleges, among other things, that on December 31, 2005, Hewitt sent us a letter in which Hewitt concluded that the provision of the pilot services was “successful, “ and that, with regard to the Network Tag Services, the health plans have been slow to respond to the Hewitt/Health Grades request for data. Moreover, the Demand for Arbitration alleges that Hewitt did not terminate the Agreement on December 31, 2005 and that follow up e-mails from Hewitt made reference to Hewitt’s desire to “amend the existing Agreement ...”. The Demand for Arbitration further alleges that our response to Hewitt’s December 31, 2005 letter, while committing us to the relationship, reminded Hewitt that bringing the health plan information to us is one of the principal responsibilities Hewitt has under the Agreement. In addition, the Demand for Arbitration states that, on March 10, 2006, Hewitt claimed that the December 31, 2005 letter invoked the right to terminate the Agreement, even though the December 31 letter makes no reference to terminating the Agreement; moreover, on March 15, 2006, Hewitt administrators refused to continue to perform Hewitt’s obligations under the Agreement.
In the Demand for Arbitration, we claim, among other things, that Hewitt has willfully repudiated and breached the terms of the Agreement by falsely contending that it had the right to terminate the Agreement based on our performance of the pilot services and the Network Tag Services; by refusing to continue to perform under the Hewitt Agreement; and by falsely contending that we had materially breached the Agreement with Hewitt had precluded us from providing services under the Agreement and our performance had at all times been commendable. We are seeking $21 million in damages, plus costs.
On April 17, 2006, Hewitt filed a Response to our Demand for Arbitration, generally denying our allegations and requesting that the arbitration panel dismiss our claim in its entirety and award Hewitt arbitration fees and any attorney fees or other costs incurred. As required by the Agreement, a panel of three arbitrators will hear this matter. The selection process for the panel is in progress.
NOTE 8 — COMMON STOCK AND WARRANTS
During the three months ended March 31, 2005, warrants to purchase 1,783,170 shares of our common stock were converted into 321,573 shares of our common stock, in accordance with a net exercise provision of the warrants. In addition, warrants to purchase 41,580 shares of our common stock were exercised at a price of $0.26 per share.
NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to approximately $11,700 and $1,900 for the three months ended March 31, 2006 and 2005, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning the anticipated tax rate for the remainder of 2006, sufficiency of available funds, anticipated future revenues, consistency of general and administrative expenses, exercises of stock options and impact of interest rates in our investment account are “forward looking statements.” Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, non-renewal or cancellation of contracts, changes in tax laws or regulation, higher than anticipated retention of equity grants, failure to achieve anticipated revenue increases and unanticipated developments in the litigation for which we are providing indemnification to our Chief Executive Officer, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2005, particularly under “Risk Factors” in Item 1.
Introductory Commentary
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention – We believe these are key factors affecting both our results of operations and our cash flow from operations. For the quarter ended March 31, 2006, our increased revenues as compared to the same period of 2005 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP) (formerly, Distinguished Hospital Program), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, we continued to increase sales of our Healthcare Quality Reports for Consumers on our website.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. One of the obstacles to maintaining high retention rates for our marketing clients is the fact that clients may have lost their high ratings on any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, we have found that in many cases, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give them the ability to utilize any additional marketing messages they have for our individual service lines as well. However, if the hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of their agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
For the quarter ended March 31, 2006, we retained, or signed new, contracts representing approximately 79% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 61% for the same period of 2005. This percentage was substantially the same whether the hospitals contracted with us for marketing services or quality improvement services. For contracts that expired, our retention rate is lower, especially with respect to our quality improvement clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our quality improvement clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract. In addition, prior to January 2004, for clients that signed SQI contracts with us, we agreed not to sign similar agreements with a specified number of hospitals in close proximity to the client hospital. Beginning in January 2004, we have no longer offered this type of exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006. For the quarter ended March 31, 2006, we retained, or signed new, contracts representing approximately 52% of the annual contract value of hospitals whose contracts were at the end of three three-year term, compared to approximately 41% for the same period of 2005.
We typically receive a non-refundable payment for the first year of the contract term (which, as noted above, is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date) upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our cash flow from operations could be adversely affected.

Income Taxes – During the six month period ended June 30, 2005, we reversed, by approximately $1.5 million, the valuation allowance for deferred tax assets previously reflected in our financial statements. The valuation allowance resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that, consistent with criteria we established in 2004, the valuation allowance was no longer required. As a result, our effective income tax rate during 2005 was approximately .2%. For the first quarter of 2006, the Company’s effective income tax rate was approximately 47%, which was higher than the 42% rate that the Company expects for the year due to the impact in the first quarter of non-deductible compensation expense related to incentive stock options.
RESULTS OF OPERATIONS
Revenue Overview

	Three months ended	Three months ended
Product Area	March 31, 2006	March 31, 2005
Provider Services	$4,627,507	$3,366,930
Internet Business Group	905,500	773,857
Strategic Health Solutions	569,250	559,140

Total	$6,102,257	$4,699,927

We provide revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of hospital marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our Healthcare Quality Reports for Consumers, revenue from our Patient-Provider Gateway product and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our Quality Ratings Suite to employers, benefit consultants, health plans and others as well as any sales of our data.
Ratings and advisory revenue. For the three months ended March 31, 2006, ratings and advisory revenue was approximately 6.1 million, an increase of 1.4 million or 30%, over revenue of 4.7 million for the three months ended March 31, 2005. This increase was due principally to increased revenue from our Provider Services products. The increase in sales of our SQP and SQI programs reflected the efforts of additional sales personnel, greater demand for our products, as well as increased retention rates of existing clients. For the first quarter of 2006, approximately 65% of our ratings and advisory revenue was derived from our SQP and SQI services, compared to 58% for the same period of 2005. Approximately 9% of our ratings and advisory revenue was derived from our QAI services for the three months ended March 31, 2006 compared to 12% of ratings and advisory revenue for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, substantially all of the revenue in our Internet Business Group was derived from sales of our Healthcare Quality Reports for Consumers.
Cost of ratings and advisory revenue. For the three months ended March 31, 2006, cost of ratings and advisory revenue was approximately $1,150,000, or 19% of ratings and advisory revenue, compared to approximately $727,000 or 15% of ratings and advisory revenue for the same period of 2005. The increase in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is principally due to an increase in client service and support personnel.
Sales and marketing costs increased from approximately $1,345,000, or 29% of ratings and advisory revenue for the three months ended March 31, 2005, to approximately $1,795,000, or 29% of ratings and advisory revenue for the same period of 2006. This increase is principally due to additional sales personnel hired throughout 2005.
Product development costs increased from approximately $783,000 for the three months ended March 31, 2005 to approximately $830,000 for the same period of 2006. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data.

General and administrative expenses. For the three months ended March 31, 2006, general and administrative expenses were approximately $1,719,000, an increase of approximately $402,000 over general and administrative expenses of approximately $1,317,000 for the same period of 2005. Contributing to the increase in general and administrative expenses were an increase in legal fees of approximately $209,000, increased compensation expense related to additional personnel of approximately $74,000, additional depreciation expense on fixed asset additions, including tenant improvements for our current location, of approximately $50,000, and other items. The increase in legal fees relates principally to costs associated with the indemnification of our chief executive officer as more fully described in Note 6 to our condensed financial statements and reflected services relating to an arbitration hearing that was held during the first quarter of 2006. We expect that general and administrative expenses should remain relatively constant throughout the remainder of 2006.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2006, we had working capital of approximately $5.4 million, an increase of $.4 million from working capital of approximately $5.0 million as of December 31, 2005. Included in current liabilities as of March 31, 2006 is $11.5 million in deferred revenue, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the quarter ended March 31, 2006, cash flow provided by operations was approximately $2.5 million compared to cash provided by operations of approximately $1.5 million for the same period of 2005. Our net income for the three months ended March 31, 2005 has favorably affected our cash flow from operations.
During the three months ended March 31, 2006, the number of our common shares outstanding increased by approximately 205,000 shares due to the exercise of stock options, and we received approximately $58,000 in cash from, which represents the exercise price of the options. As of March 31, 2006, we have outstanding options to purchase approximately 7.8 million shares of our common stock, the majority of which have exercise prices of less than $2.00 per share. Therefore, we anticipate that additional options will be exercised.
Through February 13, 2006, we had a $1.0 million line of credit arrangement (the “Agreement”) with Silicon Valley Bank. In February 2006, our line of credit arrangement with Silicon Valley Bank expired. We did not renew the arrangement, although we had outstanding a standby letter of credit drawn on the bank in the amount of approximately $500,000, which was provided in January 2005 in connection with our entry into a lease for our headquarters office in Golden, Colorado. We anticipate that our $500,000 standby letter of credit with Silicon Valley Bank will be secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
During the three months ended March 31, 2006, we incurred approximately $382,000 in capital expenditures. These expenditures were principally due to the purchase of software, server equipment, computers, and as other capital items for new employees.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of March 31, 2006, our total investment in these accounts amounted to approximately $8.4 million. This amount is included within the cash and cash equivalent line item of our balance sheet. For the three months ended March 31, 2006, interest earned on these accounts was approximately $98,000.
As of March 31, 2006, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. As of March 31, 2006, our investment in these securities totaled approximately $5.2 million and is included within the short-term investments line item of our balance sheet. For the three months ended March 31, 2006, interest earned on investments in this account was $39,000. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.
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

PART II. OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
Reference is made to the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005 (the“Form 10-K”) under Item 3, “Legal Proceedings” relating to our Demand for Arbitration against Hewitt Associates LLC (“Hewitt”). On April 17, 2006, Hewitt filed a Response to our Demand for Arbitration, generally denying our allegations and requesting that the arbitration panel dismiss our claim in its entirety and award Hewitt arbitration fees and any attorney fees or other costs incurred. As required by the Agreement, a panel of three arbitrators will hear this matter. The selection process for the panel is in progress. See also the disclosure in Note 6 of the Notes to Condensed Financial Statements contained in this report.
Reference is made to the disclosure in our Form 10-K under item 3, “Legal Proceedings,” relating to the indemnification of our Chief Executive Officer. It is anticipated that, within the next month, the new arbitrator will finalize the procedures under which the remaining claims in the arbitration will be decided. The hearing has been set for June 12, 2006. See also the disclosure in Note 6 of the Notes to Condensed Financial Statements contained in this report.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: May 15, 2006	By:	/s/ Allen Dodge
Allen Dodge
Senior Vice President - Finance and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act.