Form 10-Q
period 2006-06-30
HEALTH GRADES INC
filed 2006-08-14
CIK 1027915

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended JUNE 30, 2006
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
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large Accelerated Filer ☐       Accelerated Filer ☐       Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On July 31, 2006, 28,380,965 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
Health Grades, Inc.
Condensed Balance Sheets
(Unaudited)

	JUNE 30,	DECEMBER 31,
	2006	2005
ASSETS
Cash and cash equivalents	$6,274,911	$9,682,106
Short-term investments	9,034,552	1,988,154
Accounts receivable, net	2,983,474	5,620,736
Prepaid expenses and other	725,678	562,540
Deferred income taxes	347,989	1,080,562

Total current assets	19,366,604	18,934,098

Property and equipment, net	2,026,186	1,595,065
Intangible assets, net	146,365	177,729
Goodwill	3,106,181	3,106,181
Deferred income taxes	338,604	31,400

Total assets	$24,983,940	$23,844,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$80,060	$278,912
Accrued payroll, incentive compensation and related expenses	1,061,377	1,525,844
Accrued expenses	447,707	275,865
Current portion of capital lease obligations	1,350	1,310
Current portion of deferred rent	78,914	70,263
Deferred revenue	11,008,446	11,742,827
Income taxes payable	28,811	15,020

Total current liabilities	12,706,665	13,910,041

Long-term portion of capital lease obligations	4,569	5,254
Long-term portion of deferred rent	270,852	311,599

Total liabilities	12,982,086	14,226,894

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 48,143,570 and 47,674,779 shares issued as of June 30, 2006 and December 31, 2005, respectively	48,143	47,674
Additional paid-in capital	93,069,836	91,984,099
Accumulated deficit	(67,269,204)	(68,646,614)
Treasury stock, 19,583,090 and 19,563,390 shares as of June 30, 2006 and December 31, 2005, respectively	(13,846,921)	(13,767,580)

Total stockholders’ equity	12,001,854	9,617,579

Total liabilities and stockholders’ equity	$24,983,940	$23,844,473

See accompanying notes to condensed financial statements

Health Grades, Inc.
Condensed Statements of Income
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2006	2005	2006	2005
Revenue:
Ratings and advisory revenue	$6,662,090	$4,868,748	$12,764,347	$9,568,675
Other	5,000	387	5,120	6,939

Total revenue	6,667,090	4,869,135	12,769,467	9,575,614

Expenses:
Cost of ratings and advisory revenue	1,078,381	795,997	2,228,527	1,522,757

Gross margin	5,588,709	4,073,138	10,540,940	8,052,857

Operating expenses:
Sales and marketing	1,788,568	1,270,813	3,583,074	2,615,756
Product development	834,518	734,664	1,664,404	1,517,958
General and administrative	1,449,246	1,246,867	3,167,819	2,563,872

Income from operations	1,516,377	820,794	2,125,643	1,355,271

Other:
Gain on sale of assets and other	—	1,405	450	1,405
Interest income	167,735	34,316	305,162	54,748
Interest expense	(92)	(73)	(205)	(73)

Income before income taxes	1,684,020	856,442	2,431,050	1,411,351
Income taxes	(704,734)	1,051,017	(1,053,640)	1,051,017

Net income	$979,286	$1,907,459	$1,377,410	$2,462,368

Net income per common share (basic)	$0.03	$0.07	$0.05	$0.09

Weighted average number of common shares used in computation (basic)	28,408,361	26,889,435	28,320,387	26,437,470

Net income per common share (diluted)	$0.03	$0.05	$0.04	$0.07

Weighted average number of common shares used in computation (diluted)	33,987,459	34,955,601	34,127,046	34,703,918

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$1,377,410	$2,462,368
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	288,408	167,577
Bad debt expense	—	20,000
Loss on disposal of assets	—	4,481
Non-cash equity compensation expense	314,372	—
Change in operating assets and liabilities:
Accounts receivable, net	2,637,262	446,968
Prepaid expenses and other assets	(163,138)	(214,530)
Deferred income taxes	425,369	(983,369)
Accounts payable and accrued expenses	(27,010)	186,509
Accrued payroll, incentive compensation and related expenses	(464,467)	(299,492)
Income taxes payable	13,791	(71,298)
Deferred revenue	(734,381)	396,411
Deferred rent	(32,096)	395,741

Net cash provided by operating activities	3,635,520	2,511,366

INVESTING ACTIVITIES
Purchase of property and equipment	(688,165)	(916,360)
Purchases of held-to-maturity investments	(9,646,398)	—
Acquisition of intangible assets	—	(200,000)
Proceeds from sale of property and equipment	—	8,950
Proceeds from maturity of held-to-maturity investments	2,600,000	—

Net cash used in investing activities	(7,734,563)	(1,107,410)

FINANCING ACTIVITIES
Payments under capital lease obligations	(645)	(417)
Excess tax benefits from stock-based payment arrangements	602,133	—
Exercise of common stock options and warrants	169,701	477,670
Purchase of treasury stock	(79,341)	—

Net cash provided by financing activities	691,848	477,253

Net (decrease) increase in cash and cash equivalents	(3,407,195)	1,881,209
Cash and cash equivalents at beginning of period	9,682,106	6,153,862

Cash and cash equivalents at end of period	$6,274,911	$8,035,071

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Notes to Condensed Financial Statements (Unaudited)
June 30, 2006
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Certain prior year amounts in the condensed statement of cash flows have been reclassified to conform to the six month period ended June 30, 2006 presentation. Such reclassifications had no impact on net income for the six month period ended June 30, 2005.
Recently Issued Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48’s requirements are effective for fiscal years beginning after December 15, 2006. At this time, we do not expect the adoption of FIN 48 will have a material impact on our financial position or results of operations.
NOTE 2 – INTERNALLY DEVELOPED SOFTWARE
In accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we are capitalizing certain costs associated with the implementation of software developed for internal use and costs incurred during the application developments stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we are building. Costs capitalized consist of employee salaries and benefits allocated to the implementation project. We will continue to capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). At such time, we will begin amortizing these costs over the useful life of the applications, which we expect to be three years. As of June 30, 2006, approximately $763,000 of costs with respect to the applications is included in computer equipment and software under the property and equipment line item of our condensed balance sheet.
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
We adopted Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment (SFAS 123(R)), using the modified prospective method on our required effective date of January 1, 2006. The modified prospective method requires measurement of compensation cost for all new stock awards and for all stock awards modified, repurchased, or cancelled after the effective date. Total future compensation cost is based upon a measurement of fair value on the date of grant and recognition of compensation expense over the requisite service period based on the straight-line attribution method, for awards expected to vest. In addition, any remaining compensation expense for the portion of stock awards issued prior to and that are outstanding on the effective date for which the requisite service has not been rendered will be recognized as the requisite service is rendered on or after the effective date. The fair value of these prior stock awards is based upon the grant-date fair value of these awards as previously calculated for our pro-forma disclosures under SFAS 123. We previously recognized forfeitures of any stock awards as they occurred. As required by SFAS 123(R), beginning upon the effective date of SFAS 123(R), the recorded share based compensation expense includes our estimate of future forfeitures, whether the share based awards were issued prior or subsequent to the effective date.

On October 15, 1996, our Board of Directors approved the 1996 Equity Compensation Plan (the “Equity Plan”), which initially provided for the grant of options to purchase up to 2,000,000 shares of our common stock. The total number of shares authorized for issuance under the Equity Plan increased to 6,000,000 in 1998, 7,000,000 in 2000, 8,000,000 in 2001 and 13,000,000 in 2002. Our stockholders approved the Equity Plan and each increase in shares authorized for issuance. Both incentive stock options and non-qualified stock options may be issued under the provisions of the Equity Plan. Our employees, members of the Board of Directors and certain consultants and advisors are eligible to participate in the Equity Plan, which will terminate no later than October 14, 2006. Our Board of Directors or a committee of the Board of Directors authorizes the grants and vesting of options under the Equity Plan.
See Note 10 – “SUBSEQUENT EVENTS” for a description of developments after June 30, 2006.
Historically, we have granted incentive stock options to our employees and non-qualified stock options to our directors and consultants. Our grants typically vest over a three-year period and expire ten years from the grant date. We may provide different equity types with different vesting terms in the future.
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
Prior to our adoption of SFAS 123(R), we presented the benefits of tax deductions in excess of recognized compensation costs (“Excess Tax Benefits”) as cash flows from operations. SFAS 123(R) generally requires that Excess Tax Benefits be reported as cash flow from financing activities rather than as cash flow from operations. Therefore, the $602,133 Excess Tax Benefit recorded during the six months ended June 30, 2006 is classified as a financing cash inflow in the condensed statement of cash flows. Additionally, SFAS 123(R) specifies that Excess Tax Benefits may not be recognized as an increase to additional paid-in capital until the corresponding tax deduction actually reduces taxes payable. We will follow the actual ordering of deductions in tax returns in applying this provision and will only recognize Excess Tax Benefits to the extent that they actually reduce taxes payable.
On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We have classified stock-based compensation during the quarter and six months ended June 30, 2006 within the same expense line items as cash compensation paid to employees.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of this FASB Staff Position to evaluate the available transition alternatives, provided they have no tax deficiencies under SFAS 123(R), and make a one-time election as to which method to adopt. We are currently in the process of evaluating the alternative methods.
The effect of our adoption of SFAS 123(R) effective January 1, 2006, was an increase in stock-based compensation expense of approximately $142,000 ($.00 per share basic and $.00 per share diluted) and $314,000 ($.01 per share basic and $.01 per share diluted) to our income from operations and income before income taxes for the three and six months ended June 30, 2006, respectively, all of which related to stock options. The total income tax benefit recognized in the income statement was approximately $6,000 for the six months ended June 30, 2006, net of income tax expense of approximately $2,000 for the second quarter of 2006.

Valuation Assumptions for Stock Options
The fair value of stock options granted during the three and six months ended June 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Dividend yield	N/A	0%	0%	0%
Expected volatility	N/A	158%	111%	158%
Risk-free interest rate	N/A	3.96%	4.84%	3.96%
Expected life	N/A	3 years	3 years	3 years
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
     A summary of option activity for the six months ended June 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding December 31, 2005	7,975,186	$0.61
Granted	23,000	6.40
Exercised	(468,791)	0.36
Forfeited	(46,293)	2.85

Outstanding June 30, 2006	7,483,102	$0.63	5.50	$29,296,284

Vested or expected to vest at June 30, 2006	7,455,039	$0.62	5.48	$29,247,917

Exercisable at June 30, 2006	6,921,842	$0.44	5.25	$28,328,949

The aggregate intrinsic value in the table above represents the difference between the closing price of our common stock on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all options holders exercised their options on June 30, 2006.
During the first six months of 2006, all options were granted at exercise prices equal to the fair market value of the shares of common stock on the grant date.
As of June 30, 2006, $1.0 million of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of approximately one year. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006, was $4.84. The total intrinsic value of options exercised during the three and six months ended June 30, 2006, based upon the closing price of our common stock on the date of exercise, was $1,022,884 and $2,207,058, respectively.
As of June 30, 2006, unrecognized expense for options granted to a consultant for which performance (vesting) had not yet been completed, is approximately $98,167. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility and the risk free rate until the outside advisor completes his performance under the option agreement. We recognized approximately $711 and $7,356 stock-based compensation cost related to this consultant during the three and six months ended June 30, 2006, respectively.
Pro Forma Information for Period Prior to SFAS 123(R) Adoption

If we had elected to adopt SFAS 123(R) utilizing the modified retrospective method, net income and basic and diluted net income per share for the three and six months ended June 30, 2005 would have been changed to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,907,459	$2,462,368
Add: Stock-based employee compensation expense included in reported net income under APB No. 25	—	—
Deduct: Stock-based compensation expense determined using a fair value based method for all awards, net of related tax effects	(134,703)	(237,705)

Pro forma net income	$1,772,756	$2,224,663

Basic net income per share:
As reported	$0.07	$0.09

Pro forma	$0.07	$0.08

Diluted net income per share:
As reported	$0.05	$0.07

Pro forma	$0.05	$0.06

NOTE 4 – LETTER OF CREDIT
In connection with a lease we executed in December 2004 for our new headquarters in Golden, Colorado we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. Our $500,000 standby letter of credit with Silicon Valley Bank is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
NOTE 5 – DEFERRED RENT
As of June 30, 2006, we had approximately $349,766 recorded as deferred rent in our accompanying condensed balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our new headquarters as reimbursement for tenant improvements we made.
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
Deferred rent also includes one and one half months of construction period rent, including common area maintenance charges, totaling $65,000, from the period beginning on the date upon which we accepted delivery of the premises and ending when we actually moved into the facility. Deferred rent is amortized over the 63 month term of our lease as a reduction to rent expense. FSP FAS 13-1 permits, but does not require, retrospective application. We are not applying FSP FAS 13-1 retrospectively to the previously capitalized rental costs. Based on the provisions of FSP FAS 13-1, if we enter into any new leases in the future, we will not capitalize any construction period rent.
NOTE 6 – LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer
For the first six months of 2006, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $431,000. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business.

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
The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation in Colorado state court against the other parties, as well as two individuals affiliated with the collection agency (together with the collection agency, the “collection agency parties”), based on similar claims. That case was removed to federal court by the defendants. Mr. Hicks later filed an amended complaint against the collection agency parties in federal district court for abuse of process, defamation and intentional infliction of emotional distress. The federal district court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding, but in January 2005, the arbitrator stayed Mr. Hicks’ federal court claims and the collection agency’s claims against Mr. Hicks for abuse of process and tortious interference until the other pending claims were considered. An arbitration hearing was held in February 2005 on the other claims submitted by the parties.
In April 2005, the arbitrator ruled that the collection agency was liable to Mr. Hicks in the amount of $400,000 for emotional distress and other maladies as well as attorneys’ fees in the amount of $15,587 with interest as a result of the collection agency’s abuse of process in initiating the action in federal court in Tennessee. The arbitrator determined that the bank had no liability.
Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award on October 26, 2005. The collection agency filed a notice of appeal in connection with the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks. Counsel for Mr. Hicks has advised us that Mr. Hicks has filed a motion to dismiss the notice of appeal because several claims remain unresolved by the court and the district court did not certify its ruling for appeal. The motion to dismiss is fully briefed and is pending a resolution. The collection agency’s appeal brief has been filed. Mr. Hicks’ response brief was filed on August 2, 2006.
The hearing on the remaining matters in the arbitration was held February 28, 2006 through March 3, 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing was complete. A new arbitrator has been appointed. It is anticipated that, within the next month, the new arbitrator will finalize the procedures under which the remaining claims will be decided. The hearing that was set for June 12, 2006 was continued. We expect that a new hearing date will be set shortly.
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
By a letter to our Board of Directors dated February 13, 2006, one of the collection agency parties made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. The collection agency party threatened suit if it is not paid $10.3 million.

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
Agreement with Hewitt Associates LLC
Effective June 30, 2005, we entered into a Development and Services Agreement that was amended in September 2005 (collectively, the “Agreement”), with Hewitt Associates LLC (“Hewitt”). Under the Agreement, we were to develop and host applications that would enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades healthcare quality information as well as other information regarding providers in a particular health plan’s network. Such information was to include our hospital and physician quality information along with health plan supplied data.
Under the Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt would evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network (“Network Tag Services”). If Hewitt determined that the pilot services were not successful or otherwise did not warrant continuation of the Agreement, or if Hewitt determined that we are not suitable to provide the Network Tag Services on an ongoing basis, Hewitt could terminate the Agreement. The Agreement provided that notice of such termination must be sent to us no later than December 31, 2005. For the year ended December 31, 2005, $400,000 was included in our ratings and advisory revenue in the statement of income with respect to fees related to the initial pilot services. No revenue has been recorded under the Agreement for the first six months of 2006.
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
On April 17, 2006, Hewitt filed a Response to our Demand for Arbitration, generally denying our allegations and requesting that the arbitration panel dismiss our claim in its entirety and award Hewitt arbitration fees and any attorney fees or other costs incurred. As required by the Agreement, a panel of three arbitrators will hear this matter. The selection process for the panel has been completed.
See Note 10 – “SUBSEQUENT EVENTS” for a description of developments after June 30, 2006.

NOTE 7 – COMMON STOCK AND WARRANTS
During the six months ended June 30, 2005, warrants to purchase 1,783,170 shares of our common stock were converted into 321,573 shares of our common stock, in accordance with a net exercise provision of the warrants. In addition, warrants to purchase 41,580 shares of our common stock were exercised at a price of $0.26 per share during the six months ended June 30, 2005.
On June 22, 2006, the Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock under a stock purchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During June 2006, the Company repurchased 19,700 shares recorded as treasury stock, at an average per share price of $4.00, for an aggregate cost of $79,341.
NOTE 8 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator for both basic and diluted earnings per share:
Net income	$979,286	$1,907,459	$1,377,410	$2,462,368

Denominator:
Denominator for basic net income per common share—weighted average shares	28,408,361	26,889,435	28,320,387	26,437,470
Effect of dilutive securities:
Stock options and warrants	5,579,098	8,066,166	5,806,659	8,266,448

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	33,987,459	34,955,601	34,127,046	34,703,918

Net income per common share (basic)	$0.03	$0.07	$0.05	$0.09

Net income per common share (diluted)	$0.03	$0.05	$0.04	$0.07

For the three and six months ended June 30, 2006, the number of our common shares outstanding increased by 263,987 and 468,791 shares, respectively, due to the exercise of stock options. For the three and six months ended June 30, 2006, we received $111,475 and $169,701, respectively, in payment of the exercise price of the options. During the three and six months ended June 30, 2005, the number of our common shares outstanding increased by 999,726 and 1,741,785 shares, respectively, due to the exercise of stock options by several individuals. We received $332,047 and $466,858, respectively, from these individuals, which represents the aggregate exercise price of the options, for the three and six months ended June 30, 2005.
NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $12,347 and $3,650 for the six months ended June 30, 2006 and 2005, respectively. Cash paid for interest amounted to $205 and $73 for the six months ended June 30, 2006 and 2005, respectively.

NOTE 10 – SUBSEQUENT EVENTS
2006 Equity Compensation Plan
Effective July 24, 2006, our stockholders approved the amendment and restatement of the Equity Plan. As a result of the stockholders approval, the Equity Plan thereafter was named as the Health Grades, Inc. 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan reflects amendments that mainly extend the term of the Equity Plan to July 25, 2016 and provide for the grants of awards of shares of our common stock, “phantom” shares of common stock, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2006 Plan is 13,000,000 shares. This maximum number of authorized shares includes shares to be issued pursuant to the outstanding grants under the Equity Plan, but does not include shares previously issued pursuant to the outstanding grants under the Equity Plan.
Hewitt Arbitration
The arbitrators held a preliminary conference with counsel on July 5, 2006, and a second conference was held on July 26, 2006. The arbitration hearing is scheduled for February 12-16, 2007, with additional hearing time reserved for late February and early March, 2007.
Treasury Stock
In July 2006, we repurchased 198,700 shares of our common stock for approximately $870,000 under our stock repurchase program discussed in Note 7. These shares will be accounted for as treasury stock, at cost.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning the anticipated tax rate for the remainder of 2006, sufficiency of available funds, anticipated future revenues, consistency of general and administrative expenses, exercises of stock options and impact of interest rates in our investment account are “forward looking statements.” Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, higher than anticipated retention of equity grants, failure to achieve anticipated revenue increases and unanticipated developments in the litigation for which we are providing indemnification to our Chief Executive Officer and other litigation or arbitration, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2005, particularly under “Risk Factors” in Item 1A. Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
Introductory Commentary
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention – We believe these are key factors affecting both our results of operations and our cash flow from operations. During the first six months of 2006, our increased revenues as compared to the same period of 2005 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP) (formerly, Distinguished Hospital Program), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, in April 2006 we executed our first contract with a hospital system for our Patient-Provider Gateway program. Finally, we continued to increase sales of our Healthcare Quality Reports for Consumers on our website.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. One of the obstacles to maintaining high retention rates for our SQP and SQI clients is the fact that clients may have lost their high ratings on any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, we have found that in many cases, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give them the ability to utilize any additional marketing messages they have for our individual service lines as well. However, if the hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of their agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
For the six months ended June 30, 2006, we retained, or signed new, contracts representing approximately 72% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 67% for the same period of 2005. For contracts that expired, our retention rate is lower, especially with respect to our quality improvement clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our quality improvement clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract. In addition, prior to January 2004, for clients that signed SQI contracts with us, we agreed not to sign similar agreements with a specified number of hospitals in close proximity to the client hospital. Since January 2004, we have no longer offered this type of exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006. For the six months ended June 30, 2006, we retained, or signed new, contracts representing approximately 37% of the annual contract value of hospitals whose contracts were at the end of three three-year term, compared to approximately 45% for the same period of 2005.
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

RESULTS OF OPERATIONS
Revenue Overview

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
Product Area	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Provider Services	$4,825,716	$3,650,856	$9,453,223	$7,017,786
Internet Business Group	1,205,363	656,892	2,110,863	1,430,749
Strategic Health Solutions	631,011	561,000	1,200,261	1,120,140

Total	$6,662,090	$4,868,748	$12,764,347	$9,568,675

We provide revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our Healthcare Quality Reports for Consumers, revenue from our Patient-Provider Gateway program and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our Quality Ratings Suite to employers, benefit consultants, health plans and others as well as any sales of our data.
Ratings and advisory revenue. Total revenues for the second quarter of 2006 increased 37% compared to the second quarter of 2005 as a result of strong growth in our Provider Services and Internet Business Group. For the six months ended June 30, 2006, total revenues increased 33% compared to the first half of 2005. Sales of HealthGrades’ suite of marketing and quality assessment and improvement products to hospitals accounted for approximately $1.2 million or 66% of the increase in revenue; and sales of our quality information to employers, benefits consulting firms, consumers and others accounted for approximately $.6 million or 34% of the increase.
Provider Services
For the quarter ended June 30, 2006, Provider Services revenue was approximately $4.8 million, an increase of $1.2 million, or 32% over the same period of 2005. For the six months ended June 30, 2006, the Provider Services revenue was approximately $9.5 million, an increase of $2.4 million or 35% over the same period of 2005. The increase reflects increased sales of our marketing products as well as an increase in our contract retention rates over the same period of 2005. The increase is also a result of the growing number of new contracts from our existing client base and broadening brand awareness attributed to the expansion of our sales force.
Internet Business Group
For the quarter ended June 30, 2006, Internet Business Group revenue was approximately $1.2 million, an increase of $.5 million, or 83% over the same period of 2005. For the six months ended June 30, 2006, the Internet Business Group revenue was $2.1 million, an increase of $.7 million, or 47% over the same period of 2005. This increase is principally due to our Patient-Provider Gateway program resulting from an agreement Tenet Healthcare signed in the second quarter of 2006 and increased sales of our quality reports to consumers.
Strategic Health Solutions
Strategic Health Solutions revenue was approximately $.6 million, an increase of approximately $70,000 or 12% over the same period of 2005. For the six months ended June 30, 2006, the Strategic Health Solutions revenue was $1.2 million, an increase of approximately $81,000 or 7% over the same period of 2005.
Cost of ratings and advisory revenue. For the three and six months ended June 30, 2006, cost of ratings and advisory revenue was $1.1 million and $2.2 million, respectively, or approximately 16% and 17% of ratings and advisory revenue, respectively, compared to $796,000 and $1.5 million, respectively, or approximately 16% for the same periods of 2005.

Sales and marketing costs. Sales and marketing costs for the three and six month periods ended June 30, 2006 were approximately $1.8 million and $3.6 million, respectively, or 27% and 28% of ratings and advisory revenue. Sales and marketing costs were approximately $1.3 million and $2.6 million, or 26% and 27% of ratings and advisory revenue for the three and six months ended June 30, 2005, respectively. The increase in sales and marketing costs in 2006 over the same periods in 2005, as a percentage of ratings and advisory revenue, is primarily due to additional sales personnel hired toward the end of 2005.
Product development costs. Product development costs increased from approximately $735,000 for the three months ended June 30, 2005 to approximately $835,000 for the same period of 2006. Product development costs increased by approximately $146,000, or 10% to $1.7 million for the six months ended June 30, 2006 from $1.5 million during the first half of 2005. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 600,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.
General and administrative expenses. For the three months ended June 30, 2006, general and administrative expenses increased to approximately $1.4 million, from approximately $1.2 million for the same period of 2005. For the six months ended June 30, 2006, general and administrative expenses increased by approximately $.6 million to $3.2 million compared to the same period of 2005. The increased expenses over the prior year principally resulted from our move into our new headquarters, which provides approximately double the amount of square footage as our previous location, costs related to our ongoing efforts to comply with the internal control provisions of Sarbanes-Oxley and the indemnification expense described in Note 6 to the condensed financial statements included in this report.
Interest income. Interest income increased by approximately $133,000 and $250,000 for the three and six months ended June 30, 2006, respectively, as compared to the same periods in 2005. The increase in interest income was primarily attributable to higher rates of returns on investments as a result of transferring cash balances from overnight investments to treasury securities beginning in the second half of 2005 and increased investment yields resulting from higher market interest rates earned on our invested cash. All of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. Any decrease in interest rates in the investment accounts would not have a material impact on our financial position.
Income taxes. Income taxes increased $1.8 million to approximately $704,000 from a $1.1 million tax benefit reported during the three months ended June 30, 2005. For the six months ended June 30, 2006, income taxes were $1.1 million compared to a tax benefit of $1.1 million reported during the same period in 2005. During the six month period ended June 30, 2005, we reversed, by approximately $1.5 million, the valuation allowance for deferred tax assets previously reflected in our financial statements. The valuation allowance resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, we assessed the continuing need for the valuation allowance and concluded that, consistent with criteria we established in 2004, the valuation allowance was no longer required. For the first six months of 2006, our effective income tax rate was approximately 43%, which was slightly higher than the 42% rate that we expect for the year due principally to the impact of non-deductible compensation expense related to incentive stock options.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2006, we had working capital of approximately $6.7 million, an increase of $1.7 million from working capital of approximately $5.0 million as of December 31, 2005. Included in current liabilities as of June 30, 2006 is $11.0 million in deferred revenue, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the six months ended June 30, 2006, cash provided by operations was approximately $3.6 million compared to cash provided by operations of approximately $2.5 million for the same period of 2005.
During the six months ended June 30, 2006, the number of our common shares issued increased by approximately 469,000 shares due to the exercise of stock options. We received approximately $170,000 in cash from the exercise of these stock options. As of June 30, 2006, we have outstanding options to purchase approximately 7.5 million shares of our common stock, the majority of which have exercise prices of less than $2.00 per share. Therefore, we anticipate that additional options will be exercised.

During the six months ended June 30, 2006, we incurred approximately $688,000 in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software.
We anticipate that we have sufficient funds available to support ongoing operations at their current level. As noted above, upon execution of our SQI, DHP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date). We record the cash payment as deferred revenue, which is a current liability on our balance sheet that is then amortized to revenue on a straight line basis over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of June 30, 2006, our total investment in these accounts amounted to approximately $6.2 million. This amount is included within the cash and cash equivalent line item of our balance sheet. For the six months ended June 30, 2006, interest earned on these accounts was approximately $164,000.
As of June 30, 2006, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. As of June 30, 2006, our investment in these securities totaled approximately $9.0 million and is included within the short-term investments line item of our balance sheet. For the six months ended June 30, 2006, interest earned on investments in this account was approximately $141,000. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) under Item 3, “Legal Proceedings” relating to our Demand for Arbitration against Hewitt Associates LLC (“Hewitt”). On April 17, 2006, Hewitt filed a Response to our Demand for Arbitration, generally denying our allegations and requesting that the arbitration panel dismiss our claim in its entirety and award Hewitt arbitration fees and any attorney fees or other costs incurred. As required by the Agreement, a panel of three arbitrators will hear this matter. The selection process for the panel has been completed. The arbitrators held a preliminary conference with counsel on July 5, 2006, and a second conference was held on July 26, 2006. The arbitration hearing is scheduled for February 12-16, 2007 with additional hearing time reserved for late February and early March, 2007. See also the disclosure in Notes 6 and 10 of the Notes to Condensed Financial Statements contained in this report.

Reference is made to the disclosure in our Form 10-K under item 3, “Legal Proceedings,” relating to the indemnification of our Chief Executive Officer. The hearing that was set for June 12, 2006 was continued. We expect that a new hearing date will be set shortly. See also the disclosure in Note 6 of the Notes to Condensed Financial Statements contained in this report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 22, 2006, the Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock under a stock purchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the program, repurchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.
The following chart provides information regarding common stock purchases by the Company during June 2006.
Issuer Purchases of Equity Securities

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
June 1, 2006 through June 30, 2006	19,700	$4.00	19,700

Total	19,700	$4.00	19,700	2,980,300

ITEM 6. EXHIBITS
Exhibits –
3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(b).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: August 14, 2006	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President - Chief Financial Officer

Exhibit Index

Exhibits	Description

3.3	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.4	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

31.2	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.2	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).