Form 10-Q
period 2006-09-30
HEALTH GRADES INC
filed 2006-11-14
CIK 1027915

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended SEPTEMBER 30, 2006
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
(check one): Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     On October 31, 2006, 28,619,506 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
Health Grades, Inc.
Condensed Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$12,181,295	$9,682,106
Short-term investments	1,677,246	1,988,154
Accounts receivable, net	6,697,593	5,620,736
Prepaid expenses and other	608,923	562,540
Deferred income taxes	393,495	1,080,562

Total current assets	21,558,552	18,934,098

Property and equipment, net	1,954,512	1,595,065
Intangible assets, net	130,683	177,729
Goodwill	3,106,181	3,106,181
Deferred income taxes	366,592	31,400

Total assets	$27,116,520	$23,844,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$135,897	$278,912
Accrued payroll, incentive compensation and related expenses	1,676,026	1,525,844
Accrued expenses	522,850	275,865
Current portion of capital lease obligations	1,370	1,310
Current portion of deferred rent	80,633	70,263
Deferred revenue	12,474,294	11,742,827
Income taxes payable	12,037	15,020

Total current liabilities	14,903,107	13,910,041

Long-term portion of capital lease obligations	4,219	5,254
Long-term portion of deferred rent	250,049	311,599

Total liabilities	15,157,375	14,226,894

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 48,706,974 and 47,674,779 shares issued as of September 30, 2006 and December 31, 2005, respectively	48,706	47,674
Additional paid-in capital	94,259,309	91,984,099
Accumulated deficit	(66,326,936)	(68,646,614)
Treasury stock, 20,087,550 and 19,563,390 shares as of September 30, 2006 and December 31, 2005, respectively	(16,021,934)	(13,767,580)

Total stockholders’ equity	11,959,145	9,617,579

Total liabilities and stockholders’ equity	$27,116,520	$23,844,473

See accompanying notes to condensed financial statements

Health Grades, Inc.
Condensed Statements of Income
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2006	2005	2006	2005
Revenue:
Ratings and advisory revenue	$7,247,615	$5,334,279	$20,011,962	$14,902,955
Other	—	6,375	5,120	13,314

Total revenue	7,247,615	5,340,654	20,017,082	14,916,269

Expenses:
Cost of ratings and advisory revenue	1,114,898	780,949	3,343,425	2,303,706

Gross margin	6,132,717	4,559,705	16,673,657	12,612,563

Operating expenses:
Sales and marketing	2,266,895	1,331,590	5,849,969	3,947,345
Product development	877,015	766,611	2,541,419	2,284,569
General and administrative	1,536,769	1,115,081	4,704,588	3,678,953

Income from operations	1,452,038	1,346,423	3,577,681	2,701,696

Other:
(Loss)/gain on sale of assets and other	(493)	—	(43)	1,405
Interest income	181,872	58,394	487,034	113,141
Interest expense	(87)	(588)	(293)	(662)

Income before income taxes	1,633,330	1,404,229	4,064,379	2,815,580
Income taxes	(691,061)	(537,447)	(1,744,701)	513,570

Net income	$942,269	$866,782	$2,319,678	$3,329,150

Net income per common share (basic)	$0.03	$0.03	$0.08	$0.12

Weighted average number of common shares used in computation (basic)	28,449,118	27,504,864	28,365,197	26,797,178

Net income per common share (diluted)	$0.03	$0.02	$0.07	$0.10

Weighted average number of common shares used in computation (diluted)	33,778,190	35,032,559	33,447,837	34,817,375

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$2,319,678	$3,329,150
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	481,174	273,214
Bad debt expense	15,000	20,000
(Gain)/loss on disposal of assets	43	(1,405)
Accretion of discount on held to maturity securities	(201,569)	—
Non-cash equity compensation expense	520,891	—
Deferred income taxes	351,875	(456,968)
Change in operating assets and liabilities:
Accounts receivable, net	(1,091,857)	(1,133,279)
Prepaid expenses and other assets	(46,383)	(159,603)
Accounts payable and accrued expenses	103,970	(3,607)
Accrued payroll, incentive compensation and related expenses	150,182	172,779
Income taxes payable	(2,983)	(71,298)
Deferred revenue	731,467	1,364,776
Deferred rent	(51,180)	388,801

Net cash provided by operating activities	3,280,308	3,722,560

INVESTING ACTIVITIES
Purchase of property and equipment	(794,068)	(1,139,788)
Purchases of held-to-maturity investments	(9,512,523)	(2,273,273)
Acquisition of intangible assets	—	(235,230)
Proceeds from sale of property and equipment	450	8,950
Proceeds from maturity of held-to-maturity investments	10,025,000	—

Net cash used in investing activities	(281,141)	(3,639,341)

FINANCING ACTIVITIES
Payments under capital lease obligations	(975)	(654)
Excess tax benefits from stock-based payment arrangements	1,362,984	—
Exercise of common stock options and warrants	392,367	549,840
Purchase of treasury stock	(2,254,354)	—

Net cash (used in) provided by financing activities	(499,978)	549,186

Net increase in cash and cash equivalents	2,499,189	632,405
Cash and cash equivalents at beginning of period	9,682,106	6,153,862

Cash and cash equivalents at end of period	$12,181,295	$6,786,267

See accompanying notes to condensed financial statements.

Health Grades, Inc.
Notes to Condensed Financial Statements (Unaudited)
September 30, 2006
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.
Recently Issued Accounting Pronouncements
In October 2006, the Financial Accounting Standards Board (“FASB”) issued Staff Position 123R-5 (“FSP FAS 123(R)-5”), Amendment of FASB Staff Position FAS 123(R)-1. This FASB Staff Position (“FSP”) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R) -1, Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange for Employee Services under FASB Statement No. 123(R). The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. Early application of this FSP is permitted in periods for which financial statements have not yet been issued. At this time, we do not expect the application of FSP FAS 123(R)-5 will have an impact on our financial position or results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) Topic 1N, Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires the use of both the “iron curtain” and “rollover” approaches to quantifying misstatements for purposes of determining materiality to our financial statements and related financial statement disclosures. The iron curtain approach quantifies the error as the cumulative amount by which the current year’s balance sheet is misstated, without considering the year(s) in which the misstatement originated. The rollover approach quantifies the amount by which the current year income statement is misstated. Exclusive reliance on the income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. We currently use the rollover method for quantifying identified financial statement misstatements. Early application of SAB 108 is encouraged in any report for an interim period of the first fiscal year ending after November 15, 2006. At this time, we do not expect the application of SAB 108 will have an impact on our financial position or results of operations.
In September 2006, the FASB issued Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106 and 132R. This new standard requires a public company to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. At this time, we do not expect the application of SFAS 158 will have an impact on our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurement. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date this Statement is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. At this time, we do not expect the application of SFAS 157 will have a material impact on our financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48’s requirements are effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the year of adoption. At this time, we do not expect the adoption of FIN 48 will have a material impact on our financial position or results of operations.
NOTE 2 – INTERNALLY DEVELOPED SOFTWARE
In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). As of September 30, 2006, approximately $717,000 of costs with respect to certain applications are included in computer equipment and software under the property and equipment line item of our condensed balance sheet. As the applications became ready for their intended use and were placed into service, we began to amortize the costs over their useful life, which we expect to be three years. Amortization expense for the three and nine months ended September 30, 2006 was $39,831.
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
We adopted Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method on our required effective date of January 1, 2006. The modified prospective method requires measurement of compensation cost for all new stock awards and for all stock awards modified, repurchased, or cancelled after the effective date. Total future compensation cost is based upon a measurement of fair value on the date of grant and recognition of compensation expense over the requisite service period based on the straight-line attribution method, for awards expected to vest. In addition, any remaining compensation expense for the portion of stock awards issued prior to and that were outstanding on the effective date for which the requisite service had not been rendered is being recognized as the requisite service is rendered on or after the effective date. The fair value of these prior stock awards is based upon the grant-date fair value of these awards as previously calculated for our pro-forma disclosures under FASB Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. We previously recognized forfeitures of any stock awards as they occurred. As required by SFAS 123(R), beginning upon the effective date of SFAS 123(R), the recorded share based compensation expense includes our estimate of future forfeitures, whether the share based awards were issued prior or subsequent to the effective date.
On October 15, 1996, our Board of Directors approved the 1996 Equity Compensation Plan (the “Equity Plan”), which initially provided for the grant of options to purchase up to 2,000,000 shares of our common stock. The total number of shares authorized for issuance under the Equity Plan increased to 6,000,000 in 1998, 7,000,000 in 2000, 8,000,000 in 2001 and 13,000,000 in 2002. Our stockholders approved the Equity Plan and each increase in shares authorized for issuance. The Equity Plan was set to terminate no later than October 14, 2006 and has been amended and restated as further described below. Both incentive stock options and non-qualified stock options were issued under the provisions of the Equity Plan.

Effective July 24, 2006, our stockholders approved an amendment and restatement of the Equity Plan. The Equity Plan was renamed the Health Grades, Inc. 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan reflects amendments that, among other things, extend the term of the Equity Plan to July 23, 2016 and provide for the grants of awards of shares of our common stock, “phantom” shares of common stock, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2006 Plan is 13,000,000 shares. This maximum number of authorized shares includes shares to be issued pursuant to the outstanding grants under the Equity Plan, but does not include shares previously issued pursuant to the outstanding grants under the Equity Plan. Our employees, members of the Board of Directors and certain consultants and advisors are eligible to participate in the 2006 Plan. Our Board of Directors or a committee of the Board of Directors authorizes the grants and vesting of awards under the 2006 Plan.
Historically, we have granted incentive stock options to our employees and non-qualified stock options to our directors and consultants. Under the 2006 Plan, we currently issue restricted stock awards (RSAs) to employees, directors and consultants. The RSAs grants typically vest over a three or four year period and expire ten years from the grant date. We may provide different equity types with different vesting terms in the future.
We estimate the fair value of stock option awards using the Black-Scholes valuation model. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates of forfeitures differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates.
We determine the value of RSAs based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. As mentioned above, actual results, and future changes in estimates, may differ substantially from our current estimates. Employees who are granted RSAs receive the restricted shares and any related cash dividends, if any. They may vote their shares, but may not sell or transfer shares prior to vesting.
Prior to our adoption of SFAS 123(R), we presented the benefits of tax deductions in excess of recognized compensation costs (“Excess Tax Benefits”) as cash flows from operations. SFAS 123(R) generally requires that Excess Tax Benefits be reported as cash flow from financing activities rather than as cash flow from operations. Therefore, the $1,362,984 Excess Tax Benefit recorded during the nine months ended September 30, 2006 is classified as a financing cash inflow in the condensed statement of cash flows. Additionally, SFAS 123(R) specifies that Excess Tax Benefits may not be recognized as an increase to additional paid-in capital until the corresponding tax deduction actually reduces taxes payable. We will follow the actual ordering of deductions in tax returns in applying this provision and will only recognize Excess Tax Benefits to the extent that they actually reduce taxes payable.
On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We have classified stock-based compensation during the three and nine months ended September 30, 2006 within the same expense line items as cash compensation paid to employees.
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
The effect of our adoption of SFAS 123(R), effective January 1, 2006, was an increase in stock-based compensation expense of approximately $207,000 ($.01 per share basic and $.01 per share diluted) and $521,000 ($.02 per share basic and $.02 per share diluted) to our income from operations and income before income taxes for the three and nine months ended September 30, 2006, respectively. The total related income tax benefit recognized in the income statement was approximately $16,000 and $22,000 for the three and nine months ended September 30, 2006, respectively.

Valuation Assumptions for Stock Options
The fair value of stock options granted during the three and nine months ended September 30, 2006 and 2005 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Dividend yield	N/A	0%	0%	0%
Expected volatility	N/A	158%	111%	158%
Risk-free interest rate	N/A	3.96%	4.84%	3.96%
Expected life	N/A	3 years	3 years	3 years
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
A summary of option activity for the nine months ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2005	7,975,186	$0.61
Granted	23,000	6.40

Exercised	(1,032,195)	0.38

Forfeited	(185,563)	2.96

Outstanding at September 30, 2006	6,780,428	$0.60	5.22	$26,104,648

Vested or expected to vest at September 30, 2006	6,768,153	$0.60	5.21	$26,057,389

Exercisable at September 30, 2006	6,371,250	$0.45	5.02	$25,485,000

The aggregate intrinsic value in the table above represents the difference between the closing price of our common stock on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all options holders exercised their options on September 30, 2006.
During the nine months ended September 30, 2006, all stock option awards were granted at exercise prices equal to the fair market value of the shares of common stock on the grant date.
As of September 30, 2006, $866,681 of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of approximately one year. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006, was $4.84. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006, based upon the closing price of our common stock on the date of exercise, was $2,240,559 and $4,401,265, respectively.
As of September 30, 2006, unrecognized expense for options granted to a consultant for which vesting had not yet been completed, is approximately $53,600. Such amount is subject to change each reporting period based upon changes in the fair value of our common stock, expected volatility and the risk free rate until the outside advisor satisfies the vesting requirements under the option agreement. We recognized approximately $7,040 and $14,400 stock-based compensation cost related to this consultant during the three and nine months ended September 30, 2006, respectively.

A summary of RSA activity for the nine months ended September 30, 2006 is as follows:

		Weighted Average
	Number of	Grant-Date Fair
	RSAs	Value Per Share
Nonvested at December 31, 2005	—	$—
Granted	999,132	4.39
Vested	—	—
Cancelled	(3,000)	4.39

Nonvested at September 30, 2006	996,132	4.39

Vested or expected to vest at September 30, 2006	157,769	4.39

As of September 30, 2006 we had $4,340,981 of total unrecognized compensation cost related to nonvested RSAs granted under the 2006 Plan. Of this total, $3,663,195 relates to RSAs whose vesting is contingent upon meeting various performance goals, including annual revenue, operating income and operating margin targets. No compensation expense has been recognized or will be recognized until achievement of these performance measures is considered probable. The remaining unrecognized compensation cost of $677,786 associated with the nonvested RSAs, which vest solely on fulfilling a service condition, is expected to be recognized over a weighted-average period of four years.
Pro Forma Information for Period Prior to SFAS 123(R) Adoption
If we had elected to adopt SFAS 123(R) utilizing the modified retrospective method, net income and basic and diluted net income per share for the three and nine months ended September 30, 2005 would have been changed to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$866,782	$3,329,150
Add: Stock-based employee compensation expense included in reported net income under APB No. 25	—	—
Deduct: Stock-based compensation expense determined using a fair value based method for all awards, net of related tax effects	(149,990)	(387,695)

Pro forma net income	$716,792	$2,941,455

Basic net income per share:
As reported	$0.03	$0.12

Pro forma	$0.03	$0.11

Diluted net income per share:
As reported	$0.02	$0.10

Pro forma	$0.02	$0.08

NOTE 4 – LETTER OF CREDIT
In connection with a lease we executed in December 2004 for our new headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. This standby letter of credit is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
NOTE 5 – DEFERRED RENT
As of September 30, 2006, we had $330,682 recorded as deferred rent in our accompanying condensed balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our new headquarters as reimbursement for tenant improvements we made.

In October 2005, the FASB issued Staff Position 13-1, Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”). Based on the provisions of FSP FAS 13-1, lessees are not permitted to capitalize rental costs associated with either ground or building operating leases that are allocated to the construction period. These costs must be recognized as rental expense and included in income from continuing operations.
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
NOTE 6 – LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer
For the nine months ended September 30, 2006, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $512,000. The litigation arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. Although we were the majority owner of the business, we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
The hearing on the remaining matters in the arbitration was held February 28, 2006 through March 3, 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing was complete. A new arbitrator has been appointed. The remaining matters were heard by the new arbitrator on October 10 through 12, 2006. The arbitrator will address post arbitration matters shortly and a final briefing should be concluded by early February 2007. A decision should follow thereafter.
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
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to one of the collection agency parties demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. A special committee of the Board is reviewing the matters raised.
Agreement with Hewitt Associates LLC
Effective September 30, 2005, we entered into a Development and Services Agreement that was amended in September 2005 (collectively, the “Agreement”), with Hewitt Associates LLC (“Hewitt”). Under the Agreement, we were to develop and host applications that would enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades healthcare quality information as well as other information regarding providers in a particular health plan’s network. Such information was to include our hospital and physician quality information along with health plan supplied data.
Under the Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt would evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network (“Network Tag Services”). If Hewitt determined that the pilot services were not successful or otherwise did not warrant continuation of the Agreement, or if Hewitt determined that we are not suitable to provide the Network Tag Services on an ongoing basis, Hewitt could terminate the Agreement. The Agreement provided that notice of such termination must be sent to us no later than December 31, 2005. For the year ended December 31, 2005, $400,000 was included in our ratings and advisory revenue in the statement of income with respect to fees related to the initial pilot services. No revenue has been recorded under the Agreement for the nine months ended September 30, 2006.
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
The arbitrators held a preliminary conference with counsel on July 5, 2006, and a second conference was held on July 26, 2006. The parties are in the midst of completing written and deposition discovery. Discovery is expected to be completed by December 29, 2006. The arbitration hearing is scheduled for February 12 through 16, 2007, with additional hearing time reserved for late February and early March, 2007.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
NOTE 7 – COMMON STOCK AND WARRANTS
During the nine months ended September 30, 2005, warrants to purchase 1,783,170 shares of our common stock were converted into 321,573 shares of our common stock, in accordance with a net exercise provision of the warrants. In addition, warrants to purchase 41,580 shares of our common stock were exercised at a price of $0.26 per share during the nine months ended September 30, 2005.
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of the Company’s common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the repurchase program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. For the nine months ended September 30, 2006, the Company repurchased 524,160 shares recorded as treasury stock, at an average per share price of $4.30, for an aggregate cost of $2,254,354.

NOTE 8 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator for both basic and diluted earnings per share:
Net income	$942,269	$866,782	$2,319,678	$3,329,150

Denominator:
Denominator for basic net income per common share—weighted average shares	28,449,118	27,504,864	28,365,197	26,797,178
Effect of dilutive securities:
Stock options, warrants and restricted stock awards	5,329,072	7,527,695	5,082,640	8,020,197

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	33,778,190	35,032,559	33,447,837	34,817,375

Net income per common share (basic)	$0.03	$0.03	$0.08	$0.12

Net income per common share (diluted)	$0.03	$0.02	$0.07	$0.10

For the three and nine months ended September 30, 2006, the number of our common shares issued increased by 563,404 and 1,032,195 shares, respectively, due to the exercise of stock options. For the three and nine months ended September 30, 2006, we received $222,666 and $392,367, respectively, in payment of the exercise price of the options. During the three and nine months ended September 30, 2005, the number of our common shares issued and outstanding increased by 162,360 and 1,904,145 shares, respectively, due to the exercise of stock options. For the three and nine months ended September 30, 2005, we received $72,170 and $539,029, respectively, in payment of the exercise price of the options.
NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $32,825 and $14,696 for the nine months ended September 30, 2006 and 2005, respectively. Cash paid for interest expense amounted to $248 and $662 for the nine months ended September 30, 2006 and 2005, respectively.
NOTE 10 – SUBSEQUENT EVENTS
During October and November 2006, we granted 81,700 restricted stock awards with a grant-date fair value of approximately $368,000.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning the anticipated tax rate for the remainder of 2006, sufficiency of available funds, anticipated future revenues, consistency of general and administrative expenses, exercises of stock options and impact of interest rates in our investment account are “forward looking statements,” within the meaning of The Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, higher than anticipated retention of equity grants, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2005, particularly under “Risk Factors” in Item 1A. Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention – We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. During the nine months ended September 30, 2006, our increased revenues as compared to the nine months ended September 30, 2005 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP) (formerly, Distinguished Hospital Program), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, in April 2006 we executed our first contract with a hospital system for our Patient-Provider Gateway™ program. Finally, we continued to increase sales of our Healthcare Quality Reports for Consumers on our website.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. An obstacle to maintaining high retention rates for our SQP and SQI clients is that clients may have lost their high ratings on any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, we have found that in many cases, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give them the ability to utilize any additional marketing messages they have for our individual service lines as well. However, if the hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of their agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
For the nine months ended September 30, 2006, we retained, or signed new, contracts representing approximately 75% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 67% for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we retained, or signed new, contracts representing approximately 62% of the annual contract value of hospitals whose contracts were at the end of their three-year term, compared to approximately 42% for the nine months ended September 30, 2005. For contracts that expired, our retention rate is lower, especially with respect to our quality improvement clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our quality improvement clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract. In addition, prior to January 2004, for clients that signed SQI contracts with us, we agreed not to sign similar agreements with a specified number of hospitals in close proximity to the client hospital. Since January 2004, we have no longer offered this type of exclusivity under our hospital contracts. For hospitals that signed agreements with us during 2003, we will continue to honor the exclusivity provisions in their contracts solely for the remaining term of the agreement. As our agreements are typically three years (subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date), we anticipate that all exclusivity provisions will expire by the end of 2006.
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

RESULTS OF OPERATIONS
Revenue Overview

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30
Product Area	2006	2005	2006	2005
Provider Services	$4,945,325	$3,787,747	$14,400,760	$10,805,530
Internet Business Group	1,529,643	754,135	3,638,298	2,184,885
Strategic Health Solutions	772,647	792,397	1,972,904	1,912,540

Total	$7,247,615	$5,334,279	$20,011,962	$14,902,955

We provide revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our Healthcare Quality Reports for Consumers, revenue from our Patient-Provider Gateway program and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consultants, health plans and others as well as any sales of our data.
Ratings and advisory revenue. Total revenues for the three months ended September 30, 2006 increased 36% compared to the three months ended September 30, 2005 as a result of strong growth in our Provider Services and Internet Business Group. For the nine months ended September 30, 2006, total revenues increased 34% compared to the nine months ended September 30, 2005. For the three months ended September 30, 2006, sales of HealthGrades’ suite of marketing and quality assessment and improvement products to hospitals accounted for approximately $1.1 million or 58% of the increase in revenue; and sales of our quality information to employers, benefits consulting firms, consumers and others accounted for approximately $.8 million or 42% of the increase over the three months ended September 30, 2005.
Provider Services
For the three months ended September 30, 2006, Provider Services revenue was approximately $4.9 million, an increase of $1.1 million, or 29% over the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Provider Services revenue was approximately $14.4 million, an increase of $3.6 million or 33% over the nine months ended September 30, 2005. These increases reflect increased sales of our marketing products as well as an increase in our contract retention rates over the three and nine months ended September 30, 2005. The increases are also a result of the growing number of new contracts from our existing client base, broadening brand awareness and the expansion of our sales force.
Internet Business Group
For the three months ended September 30, 2006, Internet Business Group revenue was approximately $1.5 million, an increase of $.7 million, or 88% over the three months ended September 30, 2005. For the nine months ended September 30, 2006, the Internet Business Group revenue was $3.6 million, an increase of $1.4 million, or 64% over the nine months ended September 30, 2005. These increases are principally due to our Patient-Provider Gateway program resulting from an agreement with Tenet Healthcare signed in the second quarter of 2006 and increased sales of our quality reports to consumers.
Strategic Health Solutions
Strategic Health Solutions revenue for the three months ended September 30, 2006 was approximately $.8 million, which is consistent with the three months ended September 30, 2005. For the nine months ended September 30, 2006, Strategic Health Solutions revenue was approximately $2.0 million, an increase of approximately $60,000 or 3% over the nine months ended September 30, 2005.

Cost of ratings and advisory revenue. For the three and nine months ended September 30, 2006, cost of ratings and advisory revenue was $1.1 million and $3.3 million, respectively, or approximately 15% and 17% of ratings and advisory revenue, respectively, compared to $781,000 and $2.3 million, respectively, or approximately 15% for the three and nine months ended September 30, 2005. The increases in cost of ratings and advisory revenue are consistent with the increased growth in ratings and advisory revenue. In addition, the gross margins have remained consistent with prior quarters.
Sales and marketing costs. Sales and marketing costs for the three and nine months ended September 30, 2006 were approximately $2.3 million and $5.8 million, respectively, or 32% and 29% of ratings and advisory revenue. Sales and marketing costs were approximately $1.3 million and $3.9 million, or 25% and 26% of ratings and advisory revenue for the three and nine months ended September 30, 2005, respectively. The increase in sales and marketing costs in 2006 over the same periods in 2005, as a percentage of ratings and advisory revenue, is primarily due to additional sales personnel hired in late 2005.
Product development costs. Product development costs increased from approximately $767,000 for the three months ended September 30, 2005 to approximately $877,000 for the three months ended September 30, 2006. Product development costs increased by approximately $257,000, or 11% to $2.5 million for the nine months ended September 30, 2006 from $2.3 million during the nine months ended September 30, 2005. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 600,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.
General and administrative expenses. For the three months ended September 30, 2006, general and administrative expenses increased to approximately $1.5 million, from approximately $1.1 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, general and administrative expenses increased by approximately $1.0 million to $4.7 million compared to the nine months ended September 30, 2005. The increased expenses over the prior year are principally due to the addition of personnel to support our growth and additional legal fees over the prior year due to the indemnification expense described in Note 6 to the condensed financial statements included in this report.
Interest income. Interest income increased by approximately $123,000 and $374,000 for the three and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005. The increase in interest income was primarily attributable to higher rates of returns on investments as a result of transferring cash balances from overnight investments to treasury securities beginning in the second half of 2005 and increased investment yields resulting from higher market interest rates earned on our invested cash. All of the interest income represents interest earned from our cash, cash equivalents, and short-term investments. Any decrease in interest rates in the investment accounts would not have a material impact on our financial position.
Income taxes. Income taxes increased $154,000 to approximately $691,000 for the three months ended September 30, 2006 from $537,000 reported during the three months ended September 30, 2005. For the nine months ended September 30, 2006, income taxes were $1.7 million compared to a tax benefit of $514,000 reported during the nine months ended September 30, 2005. During the nine month period ended September 30, 2005, we reversed, by approximately $1.5 million, the valuation allowance for deferred tax assets previously reflected in our financial statements. The valuation allowance resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets. In accordance with SFAS 109, we assessed the continuing need for the valuation allowance and concluded that, consistent with criteria we established in 2004, the valuation allowance was no longer required. For the nine months ended 2006, our effective income tax rate was approximately 43%, which was slightly higher than the 42% rate that we expect for the year due principally to the impact of non-deductible compensation expense related to incentive stock options.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2006, we had working capital of approximately $6.7 million, an increase of $1.7 million from working capital of approximately $5.0 million as of December 31, 2005. Included in current liabilities as of September 30, 2006 is $12.5 million in deferred revenue, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the nine months ended September 30, 2006, cash provided by operations was approximately $3.3 million compared to cash provided by operations of approximately $3.7 million the nine months ended September 30, 2005. Prior to our adoption of SFAS 123(R) effective January 1, 2006, we presented the benefits of tax deductions in excess of recognized compensation costs (“Excess Tax Benefits”) as cash flows from operations. SFAS 123(R) generally requires that Excess Tax Benefits be reported as cash flow from financing activities rather than as cash flow from operations. Therefore, the $1,362,984 Excess Tax Benefit recorded during the nine months ended September 30, 2006 is classified as a financing cash inflow in the condensed statement of cash flows.

During the nine months ended September 30, 2006, the number of our common shares issued increased by approximately 1,032,000 shares due to the exercise of stock options. We received approximately $392,000 in cash from the exercise of these stock options. As of September 30, 2006, we have outstanding options to purchase approximately 6.8 million shares of our common stock, at a weighted average exercise price of $0.60 per share. Therefore, we anticipate that additional options will be exercised.
During the nine months ended September 30, 2006, we incurred approximately $794,000 in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software.
We anticipate that we have sufficient funds available to support ongoing operations at their current level. As noted above, upon execution of our SQI, DHP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date). We record the cash payment as deferred revenue, which is a current liability on our balance sheet that is then amortized to revenue on a straight-line basis over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of September 30, 2006, our total investment in these accounts amounted to approximately $12.1 million. This amount is included within the cash and cash equivalent line item of our balance sheet. For the nine months ended September 30, 2006, interest earned on these accounts was approximately $277,000.
As of September 30, 2006, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. As of September 30, 2006, our investment in these securities totaled approximately $1.7 million and is included within the short-term investments line item of our balance sheet. For the nine months ended September 30, 2006, interest earned on investments in this account was approximately $210,000. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
b) Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 22, 2006, our Board of Directors announced and authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.
The following chart provides information regarding common stock purchases by us for the three months ended September 30, 2006.
Issuer Purchases of Equity Securities

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share (1)	Programs	Programs
July 1, 2006 through July 31, 2006	198,700	$4.34	198,700	2,781,600
August 1, 2006 through August 31, 2006	305,760	$4.23	305,760	2,475,840
September 1, 2006 through September 30, 2006	—	—	—	—

Total	504,460	$4.27	504,460	2,475,840

(1)	Average price paid per share excludes commissions and service charges.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On July 24, 2006, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the election of five members of the Board of Directors.
     The voting results are set forth below.

NAME OF NOMINEE	FOR	WITHHELD
Kerry R. Hicks	25,779,554	89,969
Leslie S. Matthews	25,436,811	432,712
John J. Quattrone	25,806,205	63,318
J. D. Kleinke	25,425,754	443,769
Mary Boland	25,812,570	56,953
The additional matter voted upon at the Annual Meeting of Stockholders was a proposal to amend and restate the Health Grades, Inc. 1996 Equity Compensation Plan, which would be renamed as the Health Grades, Inc. 2006 Equity Compensation Plan. The results of the voting are as follows:

Votes For	8,538,703
Votes Against	6,720,630
Votes Abstained	54,082
Broker Non Votes	10,556,108
ITEM 6. EXHIBITS
               Exhibits –
3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(b).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: November 14, 2006	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President - Chief Financial Officer

Exhibit Index
Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).