Form 10-K
period 2006-12-31
HEALTH GRADES INC
filed 2007-03-16
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number 0-22019
HEALTH GRADES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	62-1623449 (I.R.S. Employer Identification No.)

500 Golden Ridge Road, Suite 100 GOLDEN, CO (Address of principal executive offices)	80401 (Zip Code)
Registrant’s telephone number, including area code: (303) 716-0041
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common stock, $0.001 par value per share	NASDAQ Capital Market
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
Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act. Yes ☐ No ☑
As of June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $91,418,549. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the NASDAQ Capital Market on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all executive officers, directors and beneficial owners of more than five percent of the Common Stock of the Company.
On March 1, 2007, 28,740,694 shares of the Registrant’s common stock, $.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Special Note Regarding Forward-Looking Statements
This Report contains forward-looking statements that address, among other things, the availability of healthcare data, sufficiency of available funds, anticipated future revenues, anticipated capital expenditures, exercises of stock options and impact of interest rates in our investment account. These statements may be found under “Item 1-Business,” “Item 1A-Risk Factors,” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Report generally. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “may,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: non-renewal or cancellation of contracts, unanticipated capital expenditures, failure to achieve anticipated revenue increases, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments. In addition, other factors that could cause actual events or results to differ materially from those discussed in the forward looking statements are addressed in “Risk Factors” in Item 1A and matters set forth in the Report generally. We undertake no obligation to update publicly any forward-looking statements.
PART I
Item 1. Business
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

See our Financial Statements in Item 8 for our revenue, profits and losses and total assets for the last three years.
On our website at www.healthgrades.com, we currently provide ratings or profile information relating to the following healthcare providers:
•	Over 5,000 hospitals;

•	Over 700,000 physicians in more than 120 specialties; and

•	Over 16,000 nursing homes.
We offer services to hospitals that are either attempting to communicate their clinical excellence to their internal staff, consumers, and physicians and/or are working to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular, etc.) and at a medical issue level (e.g., within the cardiac service line-coronary bypass surgery, heart attack, heart failure, etc.). We also offer physician-led quality improvement engagements and other quality improvement analysis and services for any hospitals that are seeking to understand why they have quality issues compared to other, higher-rated hospitals and how they can improve quality.
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
We also provide an Internet Patient Acquisition™ program, formerly referred to as Patient - Provider Gateway™, under which a physician can sponsor his or her own profile. Physician Quality Reports™ for physicians that are participating in our Internet Patient Acquisition program are made available to consumers without charge. The Internet Patient Acquisition program is designed to give physicians an opportunity to engage in a cost-effective complement to other traditional marketing mediums (e.g., telephone directories, newspapers, radio, billboards, etc.). In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting which tracks, among other things, the number of consumers that view the physician’s premium profile
Additionally, we provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Health Management Suite of products (formerly, Quality Ratings Suite™) — Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™ and Home Health Quality Guide™. This information can be customized so that, for example, an employee can have online access to quality data relating to healthcare providers within the provider network available under the employee’s health plan.
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

Hospital Specialty and Programmatic Ratings — We currently provide risk-adjusted hospital quality ratings for 30 medical issues. For 28 medical issues, including, among others, coronary bypass surgery, acute myocardial infarction (heart attack), stroke, total knee or hip replacement and back and neck surgery, the risk adjustment is based upon our methodology. For Gastrointestinal Procedures and Surgeries and Respiratory Failure, the risk adjustment is based upon methodology developed by 3M Corporation. In addition, users can compare hospitals utilizing our programmatic ratings for maternity care and women’s health. We have termed these “programmatic ratings” because our maternity care ratings and our women’s health ratings, which include our maternity care ratings, are based in part upon the presence or absence in a hospital’s maternity care program, of specified attributes, described below, and not solely on mortality or complication rates at a discrete medical issue level as our other ratings are. Our programmatic ratings, bariatric surgery, and appendectomy are currently available in 17 states that provide us with all-payer data, as further described below. In general, we update all ratings each fall, except for our programmatic ratings, which we typically update every spring.
For each particular medical issue chosen by the user, other than those relating to maternity care and women’s health, we provide a rating system of five stars, three stars or one star (five stars is the highest rating; one star is the lowest) for virtually every hospital in the United States. We base all of our ratings, except ratings on maternity care and women’s health, bariatric surgery, and appendectomy, on three years of MedPAR (Medicare Provider Analysis and Review) data that we purchase from the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), known as CMS. Maternity care and women’s health, bariatric surgery, and appendectomy ratings are based on the all-payer data sets made available by 17 states. The MedPAR and state databases contains the inpatient records of all patients in those 17 states and Medicare patients, respectively. We apply proprietary algorithms to the data to account for variations in risk in order to make the data comparable from hospital to hospital. In the initial analysis of the data, a separate data set is created for each group of patients having a specific procedure or diagnosis (e.g., coronary bypass surgery, total hip replacement), based on ICD-9-CM coding. The ICD-9-CM (International Classification of Diseases, Clinical Modification) is the widely adopted system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States. The ICD-9-CM is used to code and classify mortality data from death certificates. Each group of patients is defined by using the information on diagnoses and procedures coded in the patient records. The quality measure for some procedures or diagnoses is mortality, while the quality measure for others is major complications.
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
For our maternity care ratings and women’s health, bariatric surgery, and appendectomy, which also are subject to the five star rating system, we use state all-payer files from 17 individual states derived from the inpatient records of persons who utilize hospitals in those states. The 17 states represented on the site are: Arizona, California, Florida, Iowa, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Pennsylvania, Texas, Utah, Virginia, Washington, and Wisconsin. This data represents all discharges for the 17 states over a three-year period set from 2002-2004. For maternity care, we analyzed several factors, such as volume of vaginal and cesarean delivery complications, for each hospital within the 17 all-payer states. We then developed a system that assigned a weight to each factor based on its importance to the quality of maternity care. Based upon the application of this system, the top 15% of hospitals in the 17 states receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.
For the women’s health ratings, the ratings are based upon outcomes in maternity care services and cardiac/stroke mortality outcomes for women. The top 15% of hospitals in the 17 states receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.
Bariatric surgery and appendectomy ratings are based on the presence of major complications. These ratings are created using the same methodology as the MedPAR ratings but are based on the state data available in 17 states.
Institutional and Service Line Hospital Awards — We recognize exceptional quality outcomes at an institutional level (e.g. hospital clinical excellence and patient safety) as well as at service line level. Hospitals that achieve distinction from us for their exceptional quality outcomes receive our Distinguished Hospital Award for Clinical Excellence™ (DHA-CE). This is an annual distinction that we typically announce at the beginning of each calendar year. For our 2007 award year, we segregated hospitals into two groups: teaching and non-teaching hospitals. Non-teaching hospitals were further segmented by size with community hospitals being fewer than 200 beds. For a hospital to be considered for the DHA-CE, a hospital was required to have an average overall star rating of at least 3.3 and in-hospital mortality or major complication rating in at least 22 of the 28 medical issues that we rate using MedPAR data. The top 20% of hospitals that met this criteria, ranked in descending order by their average star rating derived from averaging all of their HealthGrades’ ratings, from each of the groups (teaching, non-teaching and community) were awarded the DHA-CE designation.
In 2007, 266 hospitals nationwide received the DHA-CE designation in 2007, which identifies hospitals with clinical outcomes in the top 5% in the country.

Hospitals that have demonstrated superior and sustained clinical quality, and have consistently received our DHA-CE designation the most consecutive years, are included in America’s 50 Best Hospitals Report, which was published in February 2007. To receive this distinction, hospitals who were DHA-CE recipients for all of the four and five years that we awarded the DHA-CE were identified. Hospitals who were DHA-CE recipients for all of the last four years were sorted by z-score (standard score), using the average z-score from the most recent DHP-CE analysis. The top hospitals from this list were then added to the list of five-year awardees of the DHA-CE to create a list of America’s 50 Best Hospitals.
Hospitals that achieve distinction from us for their exceptional patient safety performance receive our annual Distinguished Hospital Award for Patient Safety™ (DHA-PS). This distinction is based on 16 of the Agency for Healthcare Research and Quality’s (AHRQ) Patient Safety Indicators (PSI’s) (including, among others, post-operative hip fracture, post-operative hemorrhage or hematoma and post-operative sepsis) and recognizes exceptional experience regarding the number and type of patient safety incidents within a hospital. We utilized the PSI software developed by AHRQ to determine the patient safety rates for each individual PSI. We then created an overall patient safety score for every hospital utilizing the PSI software developed by AHRQ. For our 2006 award year, we segregated hospitals between teaching and non-teaching. In order to achieve distinction, hospitals were required to have an average overall HealthGrades star rating of at least 2.5 and have a HealthGrades star rating in a minimum number of 19 of the 28 medical issues we rate using MedPAR data. The top 15% of the hospitals that met these criteria, ranked in descending order by their average overall patient safety score, from each of the groups (teaching and non-teaching) were awarded the DHA-PS designation. In 2006, recipients of the DHP-PS represented less than 5% of the total hospitals evaluated. Nationwide, 114 teaching hospitals and 124 non-teaching hospitals received the DHA-PS designation in 2006.
Each year we issue Specialty Excellence Awards™ to hospitals performing in the top ten percent in the nation in clinical excellence in each of thirteen specialty care areas that include: bariatric surgery, cardiac care, cardiac surgery, orthopedic, joint replacement, stroke, vascular, pulmonary, gastrointestinal, critical care, maternity care, general surgery and women’s health.
Physician Quality Reports™ — We provide quality information on over 700,000 physicians. This information includes, to the extent available through our data sources, primary and secondary specialty areas, medical school attended, years since medical school, residency, memberships, fellowships, address, telephone number, board certification, malpractice data, hospital affiliation and federal or state medical board sanction information. This data is compiled from a variety of public and private data sources. As not all physician information is identified by a specific physician identifier (e.g., Unique Physician Identification Number, or UPIN), we have developed an extensive matching process designed to properly match the various data elements that we compile from numerous data sources to the appropriate physician. In most cases, our Physician Quality Reports are available to consumers for a fee. We currently charge $17.95 per physician report. We utilize online media to attract a significant percentage of the visitors to our website. Currently, the majority of the traffic to our website is derived through major search engines and is displayed as part of the “free” search results. However, we also pay for certain keywords that enable HealthGrades to be displayed in certain banner or “paid” search results as well.
Our Internet Patient Acquisition™ program, formerly referred to as Patient — Provider Gateway™, under which a physician can sponsor his or her own profile, is described below. Physician Quality Reports for physicians who are participating in our Internet Patient Acquisition program are made available to consumers without charge.
Internet Patient Acquisition — This program is designed to increase the efficiency and profitability of participating physicians through marketing and patient education. Under this program, we design a premium profile for the physician that incorporates HealthGrades’ source-verified information (e.g., board certification, years in practice, etc.) as well as information provided directly from the physician (e.g., practice philosophy, office hours, etc.). This premium profile is then made available, without charge, to all consumers searching our website. The Internet Patient Acquisition program is designed to give physicians an opportunity to engage in a cost-effective complement to other traditional marketing mediums (e.g., telephone directories, newspapers, radio, billboards, etc.). In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting which tracks, among other things, the number of consumers that view the physician’s premium profile.
Nursing Home Ratings - We provide ratings of the performance of nursing homes across the United States that are Medicare or Medicaid certified and active in these programs. We typically update these ratings on a monthly basis. In preparing the ratings, we analyze licensing survey data from CMS’s Online Survey Certification and Reporting (OSCAR) database and complaint data from CMS’s Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. Nursing homes whose most recent survey date was more than 20 months prior to the date the data was received by HealthGrades are not included in the analysis. Stand-alone Medicare and/or Medicaid nursing homes are analyzed apart from Medicare, hospital-based nursing homes. We do not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey are not included in our analysis. The ratings are assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations between the states’ survey processes and results. The highest rated 30% of nursing homes receive five stars, the middle 40% of nursing homes receive three stars and the bottom 30% receive one star.

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
Services for Hospitals — We offer programs that provide business development tools and marketing assistance for hospitals seeking to distinguish themselves with respect to their clinical quality. We also provide consulting services and analytical products for hospitals seeking to understand and improve their quality. Our programs, described in more detail below, primarily cover the following clinical service lines:
•	Cardiac;

•	Orthopedics;

•	Vascular;

•	Pulmonary;

•	Neurosciences;

•	Gastrointestinal;

•	Critical care;

•	General surgery;

•	Bariatric surgery;

•	Maternity care; and

•	Women’s health.
Strategic Quality Initiative (SQI). We offer our SQI (Strategic Quality Initiative) program to highly rated providers only after our ratings are completed. We do not adjust our ratings based on whether a provider is willing to license with us.
The SQI program provides business development and marketing tools to hospitals that are highly rated by us. Under our SQI program, we license the commercial use of the HealthGrades corporate mark, applicable data and multiple marketing messages that may be used by hospitals to demonstrate third party validation of excellence, and HealthGrades’ online marketing services, including, among other things:
•	HealthGrades’ name, logo, stars and current ratings data including performance score;

•	National designation (e.g., Top 5% in the Nation, Top 10% in the Nation) as applicable;

•	Specialty Excellence Award for a licensed service line as applicable;

•	State rank (e.g., Best in State, Best in Region) as applicable (not available for maternity care or women’s health);

•	Marketing messages developed and approved by HealthGrades;

•	Premium placement of Enhanced Hospital Profile on the HealthGrades’ website in the physician search section for the Internet Patient Acquisition (IPAC) Service Line(s) licensed;

•	Client password-protected access to a template in which Client can input and update its hospital profile information at Client’s convenience;

•	Quality Ratings Analysis (QRA) to help hospitals to understand the data methodology underlying their ratings and what they can do to continue to improve their quality;

•	Ratings comparisons developed and approved by HealthGrades;

•	Detailed analysis of client outcomes to understand individual star ratings; and

•	Competitive comparisons to use in service line market positioning.
The license may be in a single service line (e.g., Cardiac) or multiple service lines (for example, Cardiac, Neurosciences and Orthopedics). In addition, the SQI program provides ongoing access to our marketing service and resources, including our in-house healthcare consultants, tailored to the hospital’s specific needs.

Strategic Quality Partnership (SQP). The SQP program (formerly, Distinguished Hospital Program or, “DHP”), recognizes clinical excellence in hospitals across our range of service lines. Hospitals that contract with us for the SQP program receive all of the SQI features described above with respect to their licensed service areas. In addition, hospitals can reference the additional Distinguished Hospital Award for Clinical Excellence™ designation. Hospital clients are provided with additional marketing and planning assistance with respect to the Distinguished Hospital Award designation as well as a trophy for display at the hospital. This program also includes a quality analysis module to help hospitals understand their ratings and what they can do to continue to improve their quality.
America’s 50 Best Hospitals. Hospitals that have demonstrated superior and sustained clinical quality, and have consistently received our DHA-CE designation the most consecutive years, are included in America’s 50 Best Hospitals Report, which was issued in February 2007. Hospitals that contract with us for the America’s 50 Best Hospitals receive the following under the SQP-Premium agreements
•	All of the SQP features described above;

•	Either the America’s 50 Best Hospitals trophy or the standard Distinguished Hospital Award for Clinical Excellence trophy;

•	Customized video featuring a HealthGrades executive congratulating the client on the America’s 50 Best Hospitals Award;

•	One additional on-site visit by a HealthGrades senior consultant or vice president for CEO media training; and

•	Services for the client’s CEO to help the client learn how to best discuss quality with the media;
Beginning in January 2004, we ceased offering exclusivity under our contracts. As our agreements are typically three years (with the ability to terminate on an annual basis), all exclusivity provisions have expired as of December 31, 2006.
Distinguished Hospital Program for Patient Safety™ (DHP-PS). The DHP-PS recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on 13 patient safety indicators from the AHRQ. Under our DHP-PS program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence, including:
•	HealthGrades name and logo;

•	Distinguished Hospital Award for Patient Safety (“DHA-PS”) designation and trophy for that year; and

•	Marketing messages developed by HealthGrades.
This program also includes a quality analysis module to assist hospitals in understanding their ratings and what they can do to continue to improve their quality.
Quality Assessment and Implementation (QAI). Our QAI program is principally designed to help a hospital improve the quality of its care in particular service lines. Using our database and on-site interviews, we measure how well the hospital performs relative to national and regional best practices and help identify measures to improve quality. Detailed quality comparisons are also available at the hospital, physician group and individual physician level. Our physician-led consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis and quality improvement. Under our QAI program, with respect to the areas licensed by the hospital, we will provide services such as the following: four onsite visits per year; charter review to facilitate root cause analysis of quality problems; detailed analysis of the last two years of the client’s all-payer data; and hospital and individual quality profiles for high volume physicians.
Quality Assessment (QA). The QA program involves onsite interviews, chart review, and a presentation to administrative, physician and quality improvement staff on our findings and recommendations related to quality improvement. Upon completion of the QA program the client has the option, at a reduced fee, to participate in a QAI program for the licensed service line.
Quality Report for Hospital Professionals™ — Clinical Service Line. We provide hospitals with a comprehensive report that enables them to improve quality of care by benchmarking their outcomes against national five-star hospitals and local competitors, detailing the strengths and weaknesses of their public quality profile and analyzing their quality data underlying their specific star ratings.
Quality Report for Hospital Professionals™ — Patient Safety. We provide reports that analyze hospitals’ performance within thirteen patient safety indicators established by the Agency of Healthcare Research and Quality (AHRQ), compare their performance against the best practice benchmark, the national average and their state average and details the strengths and weaknesses of their public safety profile.
Additional Services for Employers, Benefits Consulting Firms, Payers and Others - We license access to, and customize our database for, employers, benefits consulting firms, payers and others. Modules currently available are as follows:

Find a High-Quality Provider:
•	Hospital Quality Guide™

•	Physician Quality Guide™

•	Nursing Home Quality Guide™

•	Home Health Quality Guide™
We offer our customers these modules in a standard format without customization for specific geographic areas or provider networks, through our Health Management Suite (formerly Quality Rating Suite) product. For an additional fee, customers can integrate our modules within their online provider directories, and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules. Depending on the client’s needs, we can customize our content for the intended users. Some of the healthcare quality information available to our customers and their users within our modules are as follows:
Hospital Quality Guide
•
Easy-to-understand star ratings on over 100 medical issues (28 medical issues utilizing our methodology and over 73 medical issues utilizing 3M’s APR-DRG methodology) and by service line based on risk-adjusted outcome measures;

•	Cost, length of stay, procedure volume and distance to facility;

•	Hospital profile information;

•	The Leapfrog Group (a data collection, analysis, and support services group) safety measures;

•	AHRQ patient safety indicators;

•	CMS quality measures;

•	Overall hospital rating; and

•	Consumer-friendly navigation and terminology.
Physician Quality Guide
•	Addresses and phone numbers;

•	State and federal sanction information (if any) within the last 5 years;

•	Board certification;

•	Medical school attended;

•	Years since medical school;

•	Gender;

•	Foreign languages; and

•	Ratings of affiliated hospitals (hospitals for which the physician has privileges).
Nursing Home Quality Guide
•	Overall star rating based on comparison to other facilities within the state;

•	Details of the last four licensing surveys;

•	Complaint investigations;

•	Repeat violations; and

•	State averages for violations and inspections.
Home Health Quality Guide
•	Overall star rating based on comparison to other home health agencies within an individual state;

•	Licensing survey deficiencies;

•	Complaint investigations; and

•	Repeat violations.

Healthcare Budget:
Medical Cost Calculator
•	Access real-world prices that help consumers to budget and plan healthcare expenditures;
•	Cost information on 55 episodes of care and more than 200 tests by geography, gender and age;

•	Research the price of diagnostic tests and calculate out-of-pocket costs based on coverage and category, such as stress tests, MRIs and blood pressure checks; and

•	Estimate the cost of a ‘visit,’ including the price for specialty procedures and standard examinations.
Provider Select
•	Verify which health plans individual providers are affiliated with or select physicians and hospitals based on health plan coverage; and

•	Determine which physicians are accepted by your specific health plan to help prepare for a medical procedure or to choose providers during open enrollment of employee benefits.
Optimize Your Health:
Preventative Care
•	Interactive tools which help consumers assess health status or issues based on personal data (e.g., risk of heart disease, diabetes, asthma, depression, etc.); and

•	Personal calculators to track and manage: calories, stress, activities and smoking.
Managing Your Condition
•	Information and tools to assist consumers in managing a chronic disease or condition; and

•	Action sets provide consumers with in-depth information and practical tools to help them take action in managing chronic illnesses.
Decision Support
•	Decision Points provide the framework to help consumers make personal health decisions about tests and treatment option; and

•	Interactive tools and quizzes guide consumers to more personalize healthcare.
Drug Checks
•	Tools that empower consumers to improve communication with their doctor and pharmacist by providing in-depth content on a variety of medications and conditions; and

•	A comprehensive reference list of prescription and non-prescription drugs and medications.
Healthcare Quality Reports for Professionals — We offer comprehensive quality information to organizations in need of current and historical quality information on nursing homes and hospitals. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.
Nursing Home Quality Report for Professionals™ — Our primary customers for our Nursing Home Quality Reports for professionals are medical professional liability underwriters. We currently offer the following three categories of reports on nursing homes: Nursing Home Quality Report; Executive Summary Reports and Risk Assessment Report. Our Nursing Home Quality Report for Professionals contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, state complaint and licensing surveys. Our Executive Summary Report summarizes this information. Our Risk Assessment Report is a textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.
Hospital Quality Report for Professionals™ — Our Hospital Reports contain detailed information on ownership, services provided and clinical performance outcomes. Some of the features of our reports include:
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
Healthcare Quality Reports for Consumers — We offer comprehensive quality information to consumers that provide current and historical quality information on hospitals and nursing homes. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.
Hospital Quality Report™ for Consumers — Our Hospital Quality Reports for Consumers include:
•	Ratings for all procedures and diagnoses rated by HealthGrades for the hospital;

•	Survey data prepared in connection with the Leapfrog Group;

•	HealthGrades’ methodology and helpful hints for choosing a hospital; and

•	Cost data.
Nursing Home Quality Report™ for Consumers — Our Nursing Home Quality Reports for Consumers include:
•	Our rating for the particular nursing home;

•	Health survey history with descriptions and severity of the deficiencies for the last four licensing surveys;

•	Instances of repeated deficiencies;

•	How the nursing home compares to others in the state; and

•	Our methodology and helpful hints for choosing a nursing home.
Physician Quality Report™ for Consumers — Our Physician Quality Reports for Consumers include:
•	Addresses and phone numbers;

•	Board certification information;

•	Education information, including medical school and residency;

•	Malpractice data;

•	Memberships;

•	Fellowships;

•	State and federal sanction information (if any) within the last 5 years;

•	Name and address of area hospitals;

•	Gender and age;

•	National comparative statistics in board certification and sanction activity regarding physicians in the same specialty field; and

•	Information on how to choose a physician with a checklist and guide.
Competition
With respect to our quality services for hospitals, we face competition from data providers such as Solucient and healthcare consulting companies such as GE Medical Systems, CareScience and Premier that offer certain consulting services to hospitals. Many of these companies have well established consulting practices with a large number of employees dedicated to these services. The ability to demonstrate the value of marketing and consulting programs, name brand recognition and cost are the principal factors that affect competition.
We face competition with respect to our service offerings to employers, benefits consulting firms, payers, consumers and others from companies that provide online information and decision support tools regarding healthcare providers and physicians. Several companies currently offer online healthcare information and support tools such as WebMD. WebMD has a well-established web platform which is widely known as the most trafficked healthcare website on the internet today for general healthcare content. However, we believe that the nearly three million unique consumers who visit our website each month are active consumers that are searching for very targeted information (e.g. selection of a healthcare provider). We believe that the ability to provide accurate and comprehensive healthcare information in a manner that is cost-effective to the client is the principal factor that affects competition in this area.

Company History
We are a Delaware corporation incorporated in December 1995 under the name Specialty Care Network, Inc. Upon commencement of operations in 1996, we were principally engaged in the management of physician practices engaged in musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and connective tissues. During 1998, we began to focus on the provision of healthcare information through the establishment of our healthcare provider quality ratings and profile information, which we first introduced on our website. Since that time, we have expanded the scope of our healthcare information services to encompass the additional services described above.
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
A provision of the federal Social Security Act, commonly known as the Anti-Kickback Statute, prohibits kickbacks, rebates and bribes in return for referrals of federal health care program services. This law provides an extremely broad base for finding violations. Indeed, any remuneration, direct or indirect, offered, paid, solicited, or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicare, or a state healthcare program (Medicaid) could be considered a violation of law. The language of the Anti-Kickback Statute also prohibits payments made to anyone to induce them to “recommend purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in part” by a federal health care program. Criminal penalties under the Anti-Kickback Statute include fines up to $25,000, imprisonment for up to 5 years, or both. In addition, acts constituting a violation of the Anti-Kickback Statute may lead to additional civil penalties, such as fines, assessments and exclusion from participation in the Medicare and Medicaid programs.
To provide more direct guidance on the interpretation of the Anti-Kickback Statute, the Office of Inspector General, or OIG, of the Department of Health and Human Services (DHHS) has developed regulations regarding what types of business arrangements are not to be considered violative of the law and to develop criteria to be applied to any new arrangement to determine whether it is acceptable under the law. The regulations are known as “Safe Harbors” and address activities that may technically violate the Anti-Kickback Statute, but are not to be considered as illegal when structured to conform with the proposed regulation. The OIG has also set forth specific procedures by which the DHHS, through the OIG, in consultation with the Department of Justice (DOJ), will issue advisory opinions to outside parties regarding the interpretation and applicability of anti-kickback and certain other statutes relating to federal and state healthcare programs.
Whenever an arrangement exists with an entity capable of providing services reimbursed by Medicare or Medicaid, the arrangement must be analyzed to determine if the Anti-Kickback Statute is implicated (i.e., can the arrangement be characterized as involving remuneration intended to induce referrals for the provision of covered services). Because our customers will, in some instances, be healthcare providers, we must be mindful of state and federal laws; that is, we want to be sure that any payments to us will not be considered a payment for a referral of patients or business that HealthGrades controls.
The only payments made to us by providers and practitioners will be for access to information, to make their HealthGrades’ profiles available to consumers without cost, or for evaluation and consulting services — not to induce referrals. Nevertheless, federal courts have interpreted the anti-kickback provisions very broadly to prohibit even those payments made in return for legitimate services, if the intent to induce referrals can be inferred from the arrangement. Where the payments made under an agreement represent fair market value or reasonable remuneration for the goods, services or other consideration being received, however, there should be less factual support for any inference that payments are in exchange for referrals.
There is a potential that our arrangements could be brought within the personal services and management agreement safe harbor regulation enacted under the anti-Kickback Statute. The personal services and management agreement safe harbors provide that payments under such agreements will not constitute remuneration under the Anti-Kickback Statute if the payments meet seven criteria, including that the agreement is set out in writing and is signed by the parties, and that aggregate compensation is set in advance, is consistent with fair market value and does not take into account the volume or value of any referrals or business generated between the parties. Unless an arrangement meets all of the terms of a safe harbor, the government could attempt to draw an inference that payments made constitute remuneration and that at least one purpose of the remuneration is to induce referrals. However, failure to meet the safe harbors does not render an arrangement per se unlawful. We believe that our operations comply with applicable legal regulatory requirements of the Anti-Kickback Statute’s personal services and/or management agreement safe harbor. However, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. It also is possible that additional or changed laws, regulations or guidelines could be adopted in the future that could affect our business.

Many states have laws that prohibit payment of kickbacks or other payment of remuneration to those in a position to control the referral of patients similar to the Anti-Kickback Statute. Therefore, it is possible that our activities may be found not to comply with these laws. Noncompliance with such laws could subject us to penalties and sanctions. We do not believe that we are in violation of any legal requirements under such state laws.
In addition to the Anti-Kickback Statute, the making of false claims to the federal government is prohibited by federal criminal and civil statutes. Criminal provisions prohibit knowingly filing false claims, making false statements or claims to be made by others. Civil provisions under the federal False Claims Act (FCA) prohibit the filing of claims, or causing the filing of claims, that the person filing knew were false. Criminal penalties include fines and imprisonment. Civil penalties under the FCA include fines up to $11,000 per claim, plus treble damages, for each claim filed. In addition, under the Deficit Reduction Act of 2005, states are encouraged to enact their own false claims laws, which could increase the number of false claims suits at the state level. Although we are not filing claims ourselves, liability under the FCA can extend to those who cause the filings of claims. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by our customers, there could be false claims liability, although we endeavor to provide advice that cannot be so construed.
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
Under HIPAA, Congress set national standards for the protection of health information created, maintained or transmitted by health plans, health care clearinghouses and certain health care providers (“covered entities”). Under the law and regulations known collectively as the Privacy and Security Rules, covered entities must implement standards to protect and guard against the misuse of individually identifiable health information. Although we are not a covered entity, we believe that we have complied with the applicable standards. Failure to timely implement these standards could, under certain circumstances, trigger the imposition of civil or criminal penalties.
The Privacy and Security Rules do not replace federal, state, or other law that grants individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.

Most healthcare providers and payers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy and Security Rules allow covered entities to disclose protected health information to business associates if the covered entities obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged, will safeguard the information from misuse, and will comply with certain other requirements under the Privacy and Security Rules. Covered entities may disclose protected health information to an entity in its role as a business associate only to help covered entity carry out its healthcare functions — not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate. Although we are not a covered entity, we may be asked to enter into business associate agreements with covered entities. To the extent we have entered into such agreement, we believe that we are in substantial compliance with the requirement of those agreements.
Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its healthcare functions — not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate.
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
We own federal trademark registrations for the marks HealthGrades, The Healthcare Quality Experts, The Healthcare Rating Experts, HealthGrades Checkmark & Star Logo, and the phrase, “Guiding America to Better Healthcare.”

We own registered copyrights for the following HealthGrades’ databases and reports:
Databases:
•	Hospital Ratings;

•	Hospital Awards; and

•	Hospital Patient Safety
Reports:
•	Hospital Quality Report™;

•	Physician Quality Report™;

•	Physician Quality Comparison Report™;

•	Nursing Home Quality Report™; and

•	Nursing Home Quality Comparison Report™
There is significant uncertainty regarding the scope of protection offered under existing laws regarding matters such as property ownership and other intellectual property rights with respect to the Internet and databases. The vast majority of these laws were adopted prior to the advent of the Internet and, as a result, may not fully contemplate or address the unique issues of the Internet, databases and related technologies. In addition, new laws that regulate activities on the Internet have been passed and may be passed, which may have unanticipated effects.
For further information, see “Risk Factors — Our propriety rights may not be fully protected, and we may be subject to intellectual property infringement claims by others.”
Employees
As of December 31, 2006, we had 123 employees, most of whom were located at our corporate offices in Golden, Colorado. Of these employees, 60 were engaged in sales and marketing, client consulting or client administrative support, 41 in product development (including information technology/web development) and 22 in general and administrative (including finance, accounting, IT infrastructure, etc.). We are not subject to any collective bargaining agreements.
Available Information
Our Internet address is www.healthgrades.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the Investors section (under “Contact Us”) of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.
Revenues from marketing programs to hospitals accounted for 61%, 59% and 60% of our total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.
During 2006, 2005 and 2004, no individual customer accounted for more the 10% of our revenues.

Item 1A. Risk Factors
Risks Related to Our Business
OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR HEALTHCARE INFORMATION.
To provide our healthcare information, we must be able to receive comprehensive, reliable data. We currently obtain this data from a number of public and private sources. Currently, the information we utilize to compile our hospital ratings is acquired from the Centers for Medicare and Medicaid Services (“CMS”) and 17 individual states. For the year ended December 31, 2006, revenues derived from SQP, SQI, and QAI products accounted for approximately 72% of our total ratings and advisory revenue. These products are based exclusively on our hospital ratings. Moreover, some of our Health Management Suite modules are based on information acquired from CMS. Our business could suffer if CMS or our other data sources began charging for use or access to this data, or cease to make such information available, and suitable alternative sources were not identified on a timely basis. Moreover, our ability to attract and retain customers depends on the reliability of the information that we use and purchase. If our information is inaccurate or otherwise erroneous, our reputation and customer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we denied, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that stops providing information or that charges substantially more for such data, could hurt our business.
FAILURE TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM MAINTAINING OR INCREASING PROFITABLITY.
We have expanded meaningfully in the past few years and we continue to seek to increase our sales efforts, attract new clients, maintain existing clients and develop new products. To manage our growth, we must successfully attract qualified personnel and successfully integrate new personnel into our operations. Our failure to manage personnel and otherwise appropriately manage expansion of our business could adversely affect our business and future growth.
OUR PROPRIETARY RIGHTS MAY NOT BE FULLY PROTECTED.
If we fail to adequately protect our intellectual property rights, our business could be harmed by making it easier for our competitors to duplicate our services. We have certain trademarks and copyrights that have been registered with the U.S. Patent and Trademark Office and the U.S. Copyright Office, respectively. In addition, we require some of our employees to enter into confidentiality and invention assignment agreements and, in more limited cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services or branding by others or may be subject to challenge by others. Furthermore, our ability to protect some of our proprietary rights is uncertain since legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet related industries are uncertain and are still evolving. In addition, although we have obtained copyright registrations for some of our databases such registrations and existing laws may not allow us to adequately protect the underlying data contained in such databases. Accordingly, third parties may contend they are free to use portions of the data contained in such databases. Also, our current rights and existing laws do not preclude competitors from independently developing businesses with functionality or features substantially equivalent or superior to our business. Any infringement, misappropriation or third-party development could have a material adverse effect on us.
THE NATURE OF OUR BUSINESS AND OUR RELIANCE ON INTELLECTUAL PROPERTY SUBJECTS US TO THE RISK OF LITIGATION.
From time to time, it has been necessary for us to resort to litigation and threats of litigation to enforce and protect our intellectual property rights. For example, we currently have claims pending against one hospital for copyright and trademark infringement and breach of contract. The results of litigation are inherently uncertain and may result in adverse rulings or decisions. We may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on us. The litigation, regardless of its outcome, diverts management resources, may be expensive, and may not effectively protect our intellectual property.

In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to claims that we infringe upon the proprietary rights of others. The possibility of inadvertently infringing upon the proprietary rights of another is increased for businesses such as ours because there is significant uncertainty regarding the applicability to the Internet of existing laws regarding matters such as copyrights and other intellectual property rights. A claim of intellectual property infringement may cause us to incur significant expenses in defending against the claim. If we are not successful in defending against an infringement claim, we could be liable for substantial damages or may be prevented from offering some aspects of our services. We may be required to make royalty payments, which could be substantial, to a party claiming that we have infringed their rights. These events could damage our business. Any significant litigation could cause us to incur substantial expense to protect our rights.
WE MAY LOSE BUSINESS IF HOSPITALS AND OTHERS UTILIZE OUR NAME AND RATINGS WITHOUT OUR PERMISSION.
In order for a hospital to use our name and ratings information, we require them to enter into a marketing agreement with us. However, some hospitals, the media and others have taken the position that certain use of our ratings is “fair use” and not proprietary. We will need to continue to enforce the protection of our proprietary information and aggressively pursue selected hospitals and others that utilize our name and ratings information without our permission. If our enforcement efforts are unsuccessful, our business may be adversely affected.
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
IF WE DO NOT STRENGTHEN RECOGNITION OF OUR BRAND NAME, OUR ABILITY TO EXPAND OUR BUSINESS WILL BE IMPAIRED.
To expand our audience of online users, increase our online traffic and increase interest in our other healthcare information services, we must strengthen recognition of our brand name. To be successful in this effort, consumers must perceive us as a trusted source of healthcare information; hospitals and other providers must perceive us as an effective marketing and sales channel for their services and products; and employees, payers, insurers, and others must perceive us as a source of valuable information that can be used to enhance the quality and cost-effectiveness of healthcare. We may be required to increase substantially our marketing budget in our efforts to strengthen brand name recognition. Our business will suffer if our efforts are not productive.
OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.
Our ability to execute our business plan and be successful depends upon our ability to attract, retain and motivate highly skilled employees when needed. As we expand our business, we need to hire additional personnel to support our IT operations in particular. We may be unable to retain our key employees or attract or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel as needed and retaining and motivating our current personnel, our business will suffer.

WE MAY EXPERIENCE SYSTEM FAILURES THAT COULD INTERRUPT OUR SERVICES.
The success of our healthgrades.com website and activities related to the website will depend on the capacity, reliability and security of our network infrastructure. We rely on telephone communications providers to provide the external telecommunications infrastructure necessary for Internet communications. We also depend on providers of online content and services for some of the content and applications that we make available through healthgrades.com. Any significant interruptions in our services or increase in response time could result in the loss of potential or existing users or customers. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for losses that may occur or to provide for costs associated with business interruptions.
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
WE RELY LARGELY ON ADVERTISING AND SEARCH ENGINE PLACEMENT TO GENERATE TRAFFIC TO OUR WEBSITE.
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
RISKS RELATED TO HEALTHCARE INFORMATION AND THE INTERNET.
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

•
increase the costs of regulatory compliance and, if found by a court of competent jurisdiction to have engaged in improper practices, subject us or our customers to criminal or civil monetary fines or other penalties

A federal law commonly known as the Anti-Kickback Statute prohibits kickbacks, rebates and bribes in return for referrals of federal health care program services. This law provides an extremely broad base for finding violations. Indeed, any remuneration, direct or indirect, offered, paid, solicited or received in return for referrals of patients or business for which payment may be made in whole or in part under Medicare or Medicaid could be considered a violation of law. The statute also prohibits payments made to anyone to induce them to “recommend purchasing, leasing or ordering any good, facility, service or item for which payment may be made in whole or in part” by Medicare. Similar laws exist in some states.
We believe that our operations comply with applicable legal regulatory requirements of the Anti-Kickback Statute. Nevertheless, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. Absent specific guidance from the OIG, our regulatory compliance can not be prospectively confirmed. It also is possible that additional or more restrictive laws, regulations or guidelines could be adopted in the future.
Criminal provisions prohibit knowingly filing false claims or making false statements or causing false statements to be made by others, and civil provisions prohibit the filing of claims or causing the filing of claims that one knows were false. Criminal penalties include fines and imprisonment. Civil penalties under the federal False Claims Act (“FCA”) include fines of up to $11,000 per claim plus treble damages, for each filed claim. Although we are not filing claims ourselves, liability under the FCA can extend to those who cause claims to be filed. In addition, under the Deficit Reduction Act of 2005, states are encouraged to enact their own false claims laws, which could increase the number of false claims suits at the state level. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by the customers, we could be subject to false claims liability.

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
OTHER RISKS
OUR CERTIFICATE OF INCORPORATION AND BYLAWS INCLUDE ANTI-TAKEOVER PROVISIONS THAT MAY DETER OR PREVENT A CHANGE OF CONTROL.
Some provisions of our certificate of incorporation and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. Our certificate of incorporation requires the vote of 66 2/3% of the outstanding voting securities in order to effect certain actions, including a sale of substantially all of our assets, certain mergers and consolidations and our dissolution or liquidation, unless these actions have been approved by a majority of the directors. Our certificate of incorporation also authorizes our Board of Directors to issue up to 2,000,000 shares of preferred stock having such rights as may be designated by our Board of Directors, without stockholder approval. Our bylaws provide that stockholders must follow an advance notification procedure for certain nominations of candidates for the Board of Directors and for certain other stockholder business to be conducted at a stockholders meeting. The General Corporation Law of Delaware also restricts certain business combinations with interested stockholders upon their acquisition of 15% or more of our common stock.
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
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
We have a lease for our approximately 35,900 square foot headquarters facility in Golden, Colorado, which expires on May 31, 2011. We believe that these facilities are suitable to accommodate our operations at their current level.
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

Under the Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt would evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network (“Network Tag Services”). If Hewitt determined that the pilot services were not successful or otherwise did not warrant continuation of the Agreement, or if Hewitt determined that we are not suitable to provide the Network Tag Services on an ongoing basis, Hewitt could terminate the Agreement. The Agreement provided that notice of such termination must be sent to us no later than December 31, 2005. For the year ended December 31, 2005, $400,000 was included in our ratings and advisory revenue in the statement of income with respect to fees related to the initial pilot services. No revenue has been recorded under the Agreement for the year ended December 31, 2006.
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
The arbitrators held a preliminary conference with counsel on July 5, 2006, and a second conference was held on July 26, 2006. The arbitration hearing was held February 12-16, 2007, with additional hearing time in late February and early March 2007. All evidence has been heard by the panel and closing briefs are due to be filed by April 6, 2007. We expect a ruling from the arbitrators by the end of the second quarter of 2007.
Indemnification of our Chief Executive Officer and Derivative Complaint
For the year ended December 31, 2006, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $662,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
The executive officers personally borrowed money from our principal lending bank in order to fund the December 1999 loans to us. In early 2001, the bank claimed that Mr. Hicks was obligated to pay amounts owed to the bank by a former executive officer who was unable to fully repay his loan; Mr. Hicks denied this obligation. In October 2002, the bank sold the note to an affiliate of a collection agency (the collection agency and the affiliate are collectively referred to as “the collection agency”). Although the bank informed the collection agency in July 2003 of the bank’s conclusion that Mr. Hicks was not obligated under the former executive’s promissory note issued to the bank, the collection agency commenced litigation in September 2003 in federal court in Tennessee to collect the remaining balance of approximately $350,000 on the note and named Mr. Hicks as a defendant. On motion by Mr. Hicks, the court action was stayed, and Mr. Hicks commenced an arbitration proceeding against the collection agency in October 2003, seeking an order that he had no liability under the note and asserting claims for damages. The bank was added as a party in March 2004.
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
Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award on October 26, 2005. The collection agency appealed the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks. On February 21, 2007, the court of appeals affirmed the district court’s confirmation of the April 2005 award entered in favor of Mr. Hicks.
The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006. Final briefing will be concluded by mid-March 2007. We expect a decision shortly thereafter.
Our Board of Directors initially agreed to indemnify Mr. Hicks in December 2004. The determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Mr. Hicks has advised us that he intends to reimburse us for all indemnification expenses we have incurred and continue to incur, from the proceeds of any final award paid to him, net of any income taxes payable by him resulting from the award.
By a letter to our Board of Directors dated February 13, 2006, Daniel C. Cadle, one of the collection agency parties, made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. Mr. Cadle threatened suit if he was not paid $10.3 million. We believe these allegations are absurd and completely without merit. To our knowledge, neither Mr. Cadle, or any of the other collection agency parties, has sought to assert any such “claims” against us in the arbitration. We will vigorously contest any such any litigation that may be brought against us by the collection agency parties.
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle, demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. A special committee of the Board is reviewing the matters raised.
On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleges, among other items, that the defendants have wasted and continue to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks has converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants have violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle seeks a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurs in this matter. Mr. Cadle also seeks injunctive relief to prevent us from continuing to indemnify Mr. Hicks. The defendants anticipate filing a response to Mr. Cadle’s complaint in early April 2007.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of the Company. The executive officers are elected by our Board of Directors to serve for one year or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Kerry R. Hicks	47	Chairman, President and Chief Executive Officer
David G. Hicks	48	Executive Vice President
Sarah Loughran	42	Executive Vice President
Allen Dodge	39	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Steve Wood	63	Executive Vice President
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
SARAH LOUGHRAN has served us in several capacities since 1998, including as our Executive Vice President since July 2004 and Senior Vice President — Provider Services from December 2001 to July 2004.
ALLEN DODGE has served as Executive Vice President since July 2006 and as Chief Financial Officer since May 2001. He was Senior Vice President — Finance from May 2001 to July 2006 and Vice President — Finance/Controller from March 2000 to May 2001. He also served as Corporate Controller from September 1997 to March 2000.
STEVE WOOD has served as Executive Vice President since July 2006. From 2005 to 2006 he served as Senior Vice President and General Manager — Healthcare Division of J.D. Power and Associates and from 2001 to 2004 as Executive Director — Healthcare Division of J.D. Power and Associates.
Kerry R. Hicks and David G. Hicks are brothers.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol “HGRD.” There were 2,838 shareholders of record of our common stock. The following table sets forth the high and low daily closing prices for our Common Stock for the quarters indicated as reported on the NASDAQ Capital Market (since June 16, 2005) and the OTC Bulletin Board (prior to June 16, 2005).

	HIGH	LOW
Year Ended December 31, 2005
First Quarter	$5.10	$2.77
Second Quarter	5.95	3.72
Third Quarter	5.50	3.25
Fourth Quarter	6.48	3.20
Year Ended December 31, 2006
First Quarter	$6.89	$5.28
Second Quarter	5.30	3.04
Third Quarter	4.67	4.08
Fourth Quarter	4.99	4.18

We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.
Purchases of Equity Securities by the Issuer
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.
The following chart provides information regarding common stock purchases by us for the three months ended December 31, 2006.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price Paid	Announced	Under the
	of Shares	per Share	Plans or	Plans or
Period	Purchased	(1)	Programs	Programs
October 1, 2006 through October 31, 2006	—	$—	—	2,475,840
November 1, 2006 through November 30, 2006	—	—	—	2,475,840
December 1, 2006 through December 31, 2006	234,360	4.32	234,360	2,241,480

Total	234,360	$4.32	234,360	2,241,480

(1) Average price paid per share excludes commissions and service charges.
Performance Chart

	12/29/2006	12/30/2005	12/31/2004	12/31/2003	12/31/2002
Health Grades, Inc.	$6,414.29	$9,028.57	$4,142.86	$857.14	$42.86
NASDAQ Stock Market (US)	$126.22	$114.88	$112.49	$103.37	$69.13
NASDAQ Computer & Data Processing Index	$116.09	$103.44	$100.04	$90.85	$68.96
Item 6. Selected Financial Data
Statement of Operations Data

	Year Ended December 31,
	2006	2005		2004	2003	2002
Ratings and advisory revenue	$27,764,021	$20,794,173		$14,536,304	$8,803,929	$5,091,891
Physician practice service fees	—	—		—	—	195,492
Income (loss) from operations	4,817,122	3,942,424		1,760,600	(1,275,775)	(1,770,555)
Income (loss) before cumulative effect of a change in accounting principle	3,181,510	4,139,853		1,782,143	(1,283,687)	(562,482)
Net income (loss)	$3,181,510	$4,139,853	(2)	$1,782,143	$(1,283,687)	$(1,650,793	)(1)

Net income (loss) per common share (basic)	$0.11	$0.15		$0.07	$(0.05)	$(0.05	)(1)

Weighted average number of common shares used in computation (basic)	28,432,185	27,039,057		25,058,173	26,679,467	36,189,748

Net income (loss) per common share (diluted)	$0.09	$0.12		$0.05	$(0.05)	$(0.05	)(1)

Weighted average number of common shares and common share equivalents used in computation (diluted)	33,628,330	34,833,521		33,031,087	26,679,467	36,189,748

(1) — Net loss for the year ended December 31, 2002 includes an impairment charge of approximately $1.1 million related to a cumulative effect of a change in accounting principle due to our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Net loss for the year ended December 31, 2002 also reflects an income tax benefit of approximately $1.0 million related to the carryback of our 2001 tax loss.
(2) — Net income for the year ended December 31, 2005 includes a $1.5 million reversal of the valuation allowance for deferred tax assets previously reflected in our financial statements. The valuation allowance resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets.
Balance Sheet Data

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2006	2005	2004	2003	2002
Working capital (deficit)	7,027,821	5,024,057	96,190	(1,820,137)	44,207
Total assets	31,019,585	23,844,473	12,931,127	8,821,239	7,117,551
Total long-term debt	3,863	5,254	—	—	—
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introductory Commentary
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention — We believe these are key factors affecting both our results of operations and our cash flow from operations. For the year ended December 31, 2006, our increased revenues as compared to the same period of 2005 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP) (formerly, Distinguished Hospital Program), Strategic Quality Initiative (SQI) and Quality Assessment and Implementation (QAI) programs. In addition, we continued to increase sales through our Internet Business Group.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. We believe one of the obstacles to retaining clients is that clients may have lost their high ratings by a given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give them the ability to utilize any additional marketing messages they have for our individual service lines as well. However, if the hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of their agreement they may not place as much value on the individual service line messages and, therefore, terminate their agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
For the year ended December 31, 2006, we retained, or signed new agreements with, hospitals representing approximately 75% of the annual contract value of hospitals whose contracts had first or second year anniversary dates. In general, our rate of re-signing expired contracts is lower, especially with respect to our quality improvement clients, than our retention rate with respect to contracts that have a cancellation option on the first or second anniversary dates. Some of our quality improvement clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years has caused some hospitals to decline renewal as well. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly since the beginning of the contract. Beginning in January 2004, we ceased offering exclusivity under our contracts. As our agreements are typically a maximum of three years (with the ability to terminate on an annual basis), all exclusivity provisions have expired as of December 31, 2006.

We typically receive a non-refundable payment for the first year of the contract term (which is typically a maximum of three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date) upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our cash flow from operations could be adversely affected.
Critical Accounting Estimates
In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the most significant estimates and related assumptions used in the preparation of our financial statements, namely those relating to our stock-based compensation.
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment (SFAS123(R)). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results were to differ significantly from the estimates made, the reported results could be materially affected. Compensation cost we recognized under the fair value recognition provisions of SFAS 123R are recorded by individual employees in the respective income statement categories (e.g. sales and marketing, product development, etc.).
REVENUE AND EXPENSE COMPONENTS
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Ratings and advisory revenue. We currently operate in one business segment. We provide proprietary, objective healthcare provider ratings and advisory services to our clients. We generate revenue by providing our clients with information and other assistance that enable them to measure, assess, enhance and market healthcare quality. Our target clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers. We typically receive a non-refundable payment at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term. Certain of our products represent a one-time delivery of data. For these arrangements, we recognize revenue at the time that the data is delivered.
Cost of ratings and advisory revenue. Cost of ratings and advisory revenue consists primarily of the costs associated with the delivery of services related to our SQI, SQP and QAI programs, as well as the costs incurred to acquire the data utilized in connection with these and other services such as our Health Management Suite of products. The cost of delivery of services relates primarily to the client consultants and support staff that provide our services.
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
Product development costs. We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services. These costs are expensed as incurred unless the criteria for capitalization under AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1) are met.
General and administrative expenses. General and administrative expenses consist primarily of salaries, employee benefits and other expenses for employees that support our infrastructure such as finance and accounting personnel, certain information technology employees and some of our support staff, facility costs, legal, accounting and other professional fees and insurance costs.

RESULTS OF OPERATIONS
Ratings and Advisory Revenue Overview

	Year ended	Year ended	Year ended
Product Area	December 31, 2006	December 31, 2005	December 31, 2004
Provider Services	$20,068,557	$15,038,998	$11,019,852
Internet Business Group	5,099,838	3,004,152	1,918,400
Strategic Health Solutions	2,595,626	2,751,023	1,598,052

Total	$27,764,021	$20,794,173	$14,536,304

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
Ratings and advisory revenue. Total revenue for the year ended December 31, 2006 increased 34% to approximately $27.8 million from $20.8 million for the year ended December 31, 2005 as a result of strong growth from the Provider Services and Internet Business Group products. Sales of HealthGrades’ suite of marketing and quality assessment and improvement products to hospitals accounted for approximately $5.0 million or 73% of the increase in revenue. For the year ended December 31, 2006 and 2005, approximately 61% and 59%, respectively, of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from our marketing services to hospitals increased by approximately $4.7 million to $17.0 million for the year ended December 31, 2006. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals. For 2006, sales of additional services to existing hospitals accounted for nearly 30% of total new contracted sales. Approximately 18% of our ratings and advisory revenue was derived from sales of our quality reports to consumers and our Internet Patient Acquisition program compared to 14% for the same period of 2005. Approximately 10% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the year ended December 31, 2006 compared to 12% for the same period of 2005. Finally, sales of our quality information to employers, benefits consulting firms, and health plans accounted for approximately 9% of our ratings and advisory revenue for 2006 compared to 13% for the same period of 2005.
Provider Services. For the year ended December 31, 2006, Provider Services revenue, which principally includes sales of hospital marketing products and quality improvement products, was approximately $20.1 million, an increase of $5.0 million, or 33% over the year ended December 31, 2005. This increase principally reflects sales of our marketing products to new hospital clients and increased sales to existing clients. For 2006, nearly 30% of all our new sales in our Provider Services area were to existing hospitals.
Internet Business Group. For the year ended December 31, 2006, Internet Business Group revenue, which includes the sale of HealthGrades’ quality reports to consumers and revenue from our Internet Patient Acquisition program, was approximately $5.1 million, an increase of $2.1 million, or 70% over the year ended December 31, 2005. This increase is due to both an increase in revenue from the Company’s Internet Patient Acquisition product, launched in 2006, that is primarily due to the Tenet Healthcare agreement signed in the second quarter of 2006 and increased sales of our quality reports to consumers. For the year ended December 31, 2006, the Tenet Healthcare agreement contributed approximately $1.7 million in revenue to our Internet Business Group. During 2006, we also increased both the volume and price point of its quality reports to consumers.
Strategic Health Solutions. For the year ended December 31, 2006, Strategic Health Solutions revenue, which includes sales of our quality information to employers, benefit consultants, health plans and others and any sales of our data, was approximately $2.6 million, a decrease of $0.2 million, or 6% over the year ended December 31, 2005. Contributing to this decrease was the fact that we received $0.4 million from a pilot program with Hewitt Associates in the second half of 2005, and did not receive any revenue under this program in 2006. In addition, the sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others is very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.
Cost of ratings and advisory revenue. For the years ended December 31, 2006 and 2005, cost of ratings and advisory revenue was approximately $4.6 million and $3.2 million, respectively, or approximately 17% and 15% of ratings and advisory revenue. The increase in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due in part to the slight increase in incremental cost associated with increased sales of our marketing services to hospitals and sales of quality information. In addition, one of the significant components of cost of ratings and advisory revenue is our cost to acquire data, which has also increased slightly as a percentage of ratings and advisory revenue over 2005. Included in cost of ratings and advisory revenue is approximately $99,000 related to compensation costs from our adoption of SFAS 123(R) during 2006.

Sales and marketing costs. Sales and marketing costs for the year ended December 31, 2006 increased to approximately $8.4 million from $5.8 million for the year ended December 31, 2005. As a percentage of ratings and advisory revenue, sales and marketing costs were 30% and 28%, in 2006 and 2005, respectively. The increase as a percentage of ratings and advisory revenue is primarily due to the hiring of additional sales personnel in 2006 as well as a large volume of new sales. We pay a higher percentage of commissions to our sales group with respect to new contracts than we pay upon retention of contracts. Revenue is deferred and we recognize revenue on a straight-line basis, while commission is expensed upon contract execution. Therefore, commission expenses can rise very quickly in periods of increased sales. In addition, the Company’s sales team is incentivized on a tiered commission structure. The more seasoned sales personnel accounted for the majority of the sales later in 2006, and sales commissions were paid to these individuals based on the highest commission tiers. Sales and marketing costs also include payments to Internet search engines for placement on the Internet. This expense was approximately $1.1 million and $865,000 in 2006 and 2005, respectively. The increase costs are mainly because ad placements are more frequently displayed through our search engine partners due to increased search traffic. Finally, included in sales and marketing costs is approximately $297,000 related to compensation costs from our adoption of SFAS 123(R) during 2006.
Product development costs. Product development costs for the year ended December 31, 2006 increased to approximately $3.5 million from $3.0 million for the year ended December 31, 2005. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 700,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data. In addition, included in product development costs is approximately $159,000 related to compensation costs from our adoption of SFAS 123(R) during 2006.
General and administrative expenses. For the year ended December 31, 2006, general and administrative expenses were approximately $6.4 million, an increase of approximately $1.5 million from general and administrative expenses of approximately $4.9 million for the year ended December 31, 2005. The increase in general and administrative expenses is due to various items including an increase in legal fees of approximately $499,000, which relates primarily to indemnification expenses for our Chief Executive Officer (described in Note 14 to the financial statements included in Item 8 of this report) and the fees the Company is incurring with respect to the arbitration claims against Hewitt Associates (also described in Note 14 to the financial statements included in Item 8 of this report), additional personnel in the accounting/finance area and general IT support of approximately $281,000, increased depreciation related to additional hardware infrastructure purchases in 2006 of approximately $137,000 and additional accounting fees of approximately $96,000 related principally to an outside consulting firm retained to assist us with respect to our Sarbanes-Oxley Section 404 compliance efforts. Also included in general and administrative expenses is approximately $171,000 related to compensation costs from our adoption of SFAS 123(R) during 2006.
Interest expense
For the year ended December 31, 2006, we incurred interest expense of approximately $400 with respect to interest paid on capital lease obligations for the security system lease at our facility in Golden.
Interest income
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2006, our total investment in these accounts amounted to approximately $15.7 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the year ended December 31, 2006, interest earned on this account was approximately $484,000. During 2006, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. However, of December 31, 2006, all investments held had original maturities not exceeding three months. For the year ended December 31, 2006, interest earned on investments in this account was approximately $204,000. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position. Interest income in 2006 compared to 2005 increased principally because cash flows has increased significantly year over year.
YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004
Ratings and advisory revenue. Total revenue for the year ended December 31, 2005 increased 43% to approximately $20.8 million from $14.5 million in the for the year ended December 31, 2004 as a result of strong growth from the Provider Services and Internet Business Group products. Sales of HealthGrades’ suite of marketing and quality assessment and improvement products to hospitals accounted for approximately $4.0 million or 64% of the increase in revenue, and sales of its quality information to employers, benefits consulting firms, consumers and others accounted for approximately $2.2 million or 36% of the increase.

For the year ended December 31, 2005, ratings and advisory revenue was approximately $20.8 million, an increase of $6.3 million from ratings and advisory revenue of $14.5 million for the year ended December 31, 2004. For the year ended December 31, 2005 and 2004, approximately 59% and 60% of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from this product area increased by approximately $3.6 million to $12.3 million for the year ended December 31, 2005. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals. For 2005, sales of additional services to existing clients accounted for approximately 38% of total new contracted sales. The addition of two additional marketing services sales personnel contributed to our sales growth. In addition, individuals hired in recent years have continued to increase their sales proficiency. In addition, approximately 12% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the year ended December 31, 2005 compared to 14% for the same period of 2004. Sales of our quality reports to consumers totaled 14% of our ratings and advisory revenue for the year ended December 31, 2005 compared to 13% for the same period of 2004. Sales of our quality information to employers, benefit consulting firms and health plans totaled 13% of our ratings and advisory revenue for the year ended December 31, 2005 compared to 11% for the same period of 2004. Our relationship with Hewitt Associates, in particular a pilot program in the second half of 2005, was a principal reason for the increase in sales of our quality information.
Provider Services. For the year ended December 31, 2005, Provider Services revenue, which principally includes sales of hospital marketing products and quality improvement products, was approximately $15.0 million, an increase of $4.0 million, or 36% over the same period of 2004. This increase principally reflects sales of our marketing products to new hospital clients and increased sales to existing clients. For 2005, nearly 38% of all our new sales in our Provider Services area were to existing clients.
Internet Business Group. For the year ended December 31, 2005, Internet Business Group revenue, which principally includes the sale of HealthGrades’ quality reports to consumers, was approximately $3.0 million, an increase of $1.1 million, or 57% over the same period of 2004. This increase is principally due to substantially increased traffic in our healthgrades.com website from 2004 to 2005.
Strategic Health Solutions. For the year ended December 31, 2005, Strategic Health Solutions revenue, which includes sales of HealthGrades’ quality information to employers, benefit consultants, health plans and others and any sales of the Company’s data, was approximately $2.8 million, an increase of $1.2 million, or 72% over the same period of 2005. Contributing to this increase was a pilot program with Hewitt Associates in the second half of 2005 from which we recognized $400,000 in revenue.
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
Product development costs. Product development costs for the year ended December 31, 2005 increased to approximately $3.0 million from $2.0 million for the same period of 2004. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings, including costs incurred with respect to our agreement with Hewitt that were properly not capitalized. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 600,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.

General and administrative expenses. For the year ended December 31, 2005, general and administrative expenses were approximately $4.9 million, an increase of approximately $1.6 million from general and administrative expenses of approximately $3.3 million for the same period of 2004. The increase in general and administrative expenses is due to various items including an increase in legal fees of approximately $400,000, which includes indemnification expenses with respect to our chief executive officer (described in Note 14 to the financial statements), additional accounting fees of approximately $170,000 related principally to an outside consultant retained to assist us with respect to our Sarbanes-Oxley compliance efforts, additional office rent of approximately $160,000 related to our move into a office location in Golden, Colorado, increased investor relations fees of approximately $130,000 (including $50,000 with respect to our NASDAQ Capital Market listing fee) and other items, including additional personnel and depreciation expenses related to our growth and move into our expanded office space during 2005.
Interest expense
For the year ended December 31, 2005, we incurred interest expense of approximately $800 with respect to interest paid on capital lease obligations for the security system lease at our facility in Golden.
Interest income
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2005, our total investment in these accounts amounted to approximately $6.1 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the twelve months ended December 31, 2005, interest earned on this account was $177,899. As of December 31, 2005, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. As of December 31, 2005, our investment in these securities totaled approximately $2.0 million and is included within the short-term investment line item of our balance sheet. For the twelve months ended December 31, 2005, interest earned on investments in this account was $27,225. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position. Interest income in 2005 compared to 2004 increased principally because cash flows has increased significantly year over year.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2006, we had working capital of approximately $7.0 million, an increase of $2.0 million from our working capital of approximately $5.0 million as of December 31, 2005. Included in current liabilities as of December 31, 2006 is $15.9 million in deferred revenue, principally representing contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. For the year ended December 31, 2006, cash flow provided by operations was approximately $6.4 million compared to cash provided by operations of approximately $6.6 million for the year ended December 31, 2005. Cash provided by financing activities for the year ended December 31, 2006 includes an income tax benefit of approximately $1.4 million due to excess tax deductions related to certain employee stock option transactions. Prior to our adoption of Financial Accounting Standards No. 123(revised), Share-Based Payment, we presented the benefits of these tax deductions in excess of recognized compensation costs (“Excess Tax Benefits”) as cash flows from operations.
During the year ended December 31, 2006, the number of our common shares issued increased by approximately 1.1 million shares due to the exercise of stock options and warrants for which we received approximately $434,000. As of December 31, 2006, we have outstanding options to purchase approximately 6.6 million shares of our common stock, with a weighted average exercise price of $0.56 per share. We anticipate that additional options will be exercised in 2007 and subsequent years.
Since June 22, 2006, under a stock repurchase program approved by our board of directors, we have repurchased 758,520 shares of our common stock for an aggregate purchase price of $3,277,076.
Through February 13, 2006, we had a $1.0 million line of credit arrangement with Silicon Valley Bank. In February 2006, our line of credit arrangement with Silicon Valley Bank expired. We did not renew the arrangement, although we have outstanding a standby letter of credit drawn on the bank in the amount of approximately $500,000, which was provided in January 2005 in connection with our entry into a lease for our office in Golden, Colorado. This standby letter of credit is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.

During the year ended December 31, 2006, we incurred approximately $0.8 million in capital expenditures. These expenditures principally relate to software development costs capitalized with respect to our Health Management Suite and other computer and software purchases. We anticipate that capital expenditures for 2007 will approximate $1.1 million for IT hardware upgrades and IT computer and software purchases.
We anticipate that we have sufficient funds available to support ongoing operations at their current level. As noted above, upon execution of our SQI, SQP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date). We record the cash payment as deferred revenue, which is a current liability on our balance sheet that is then amortized to revenue over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, as well as continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.
The following table sets forth our contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less than 1			More than
	Total	year	2-3 years	4-5 years	5 years
Contractual Obligations
Capital Lease Obligations	$5,838	$1,668	$3,336	$834	$—
Operating Lease Obligations	2,548,504	581,352	1,179,173	787,979	—
Employee Contracts	546,711	546,711	—	—	—
Purchase Obligations	717,806	468,651	249,155	—	—

Total	$3,818,859	$1,598,382	$1,431,664	$788,813	$—

Operating lease obligations relate principally to our office space lease. Employee contracts include obligations for employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. Purchase obligations include certain licensing and contractual agreements with various parties to access and use data from these parties for the purpose of providing various health information and resources on our website.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Share Based Payments
In October 2006, FASB issued Staff Position 123(R)-5 (“FSP FAS 123(R)-5”), Amendment of FASB Staff Position FAS 123(R)-1. This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange for Employee Services under FASB Statement No. 123(R). The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. Early application of this FSP is permitted in periods for which financial statements have not yet been issued. At this time, we do not expect the application of FSP FAS 123(R)-5 will have an impact on our financial position or results of operations.
In October 2006, the FASB issued Staff Position 123R-6 (“FSP FAS 123(R)-6”), Technical Correction of FASB Statement No. 123(R). This FASB Staff Position (“FSP”) addresses certain technical corrections of SFAS 123(R). Specifically, it amends the computation of the minimum compensation cost that must be recognized under certain valuation techniques, clarifies that at the date that the certain awards are no longer probable of vesting any previously recognized compensation cost should be reversed, and amends the definition of short-term inducement to exclude an offer to settle an award. The provisions in this FSP are effective for the first reporting period beginning after October 20, 2006. At this time, we do not expect the application of FSP FAS 123(R)-6 will have an impact on our financial position or results of operations.
Defined Benefit Pension and Other Postretirement Plans
In September 2006, the FASB issued Statement No. 158 (“SFAS 158”), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132R. This new standard requires a public company to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for us as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. At this time, we do not expect the application of SFAS 158 will have an impact on our financial position or results of operations.

Fair Value Measurement
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
Accounting for Uncertainty in Income Taxes
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48’s requirements are effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the year of adoption. At this time, we do not expect the adoption of FIN 48 will have a material impact on our financial position or results of operations.
Effects of Prior Year Misstatements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires the use of both the “iron curtain” and “rollover” approaches to quantifying misstatements for purposes of determining materiality to our financial statements and related financial statement disclosures. The iron curtain approach quantifies the error as the cumulative amount by which the current year’s balance sheet is misstated, without considering the year(s) in which the misstatement originated. The rollover approach quantifies the amount by which the current year income statement is misstated. Exclusive reliance on the income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. We previously used the rollover method for quantifying identified financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on December 31, 2006, and it had no effect on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2006, our total investment in these accounts amounted to approximately $15.7 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the year ended December 31, 2006, interest earned on this account was approximately $484,000. During 2006, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. However, of December 31, 2006, all investments held had original maturities not exceeding three months. For the year ended December 31, 2006, interest earned on investments in this account was approximately $204,000. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Grades, Inc.
We have audited the accompanying balance sheets of Health Grades, Inc. (a Delaware corporation) as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Health Grades, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, Health Grades, Inc. adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on a modified prospective basis as of January 1, 2006.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Health Grades, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Denver, Colorado
March 9, 2007
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Grades, Inc.
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that Health Grades, Inc. (a Delaware corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Health Grades, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Health Grades, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, Health Grades, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Health Grades, Inc. as of December 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Denver, Colorado
March 9, 2007

Health Grades, Inc.
Balance Sheets

	DECEMBER 31,
	2006	2005
ASSETS
Cash and cash equivalents	$16,024,373	$9,682,106
Short-term investments	—	1,988,154
Accounts receivable, net	8,895,709	5,613,725
Prepaid expenses and other current assets	712,021	569,551
Deferred income taxes	—	1,080,562

Total current assets	25,632,103	18,934,098
Property and equipment, net	1,765,961	1,595,065
Intangible assets, net	115,001	177,729
Goodwill	3,106,181	3,106,181
Deferred income taxes	400,339	31,400

Total assets	$31,019,585	$23,844,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$340,742	$265,689
Accrued payroll, incentive compensation and related expenses	1,838,282	1,525,844
Accrued expenses	311,941	289,088
Current portion of capital lease obligations	1,391	1,310
Current portion of deferred rent	75,074	70,263
Deferred revenue	15,897,374	11,742,827
Deferred income taxes	63,190	—
Income taxes payable	76,288	15,020

Total current liabilities	18,604,282	13,910,041
Long-term portion of capital lease obligations	3,863	5,254
Long-term portion of deferred rent	268,392	311,599

Total liabilities	18,876,537	14,226,894
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 48,775,357 and 47,674,779 shares issued as of December 31, 2006 and 2005, respectively	48,775	47,674
Additional paid-in capital	94,604,033	91,984,099
Accumulated deficit	(65,465,104)	(68,646,614)
Treasury stock, 20,321,910 and 19,563,390 shares as of December 31, 2006 and 2005, respectively	(17,044,656)	(13,767,580)

Total stockholders’ equity	12,143,048	9,617,579

Total liabilities and stockholders’ equity	$31,019,585	$23,844,473

See accompanying notes to financial statements.

Health Grades, Inc.
Statements of Income
Years ended December 31,

	2006	2005	2004
Revenue:
Ratings and advisory revenue	$27,764,021	$20,794,173	$14,536,304
Other	6,231	13,333	1,447

	27,770,252	20,807,506	14,537,751
Cost of revenue:
Cost of ratings and advisory revenue	4,593,310	3,168,668	2,488,202

Gross margin	23,176,942	17,638,838	12,049,549
Operating expenses:
Sales and marketing	8,423,777	5,801,590	4,932,210
Product development	3,547,335	3,035,728	2,017,441
General and administrative	6,388,708	4,859,096	3,339,298

Income from operations	4,817,122	3,942,424	1,760,600
Other:
Other	(43)	1,405	—
Interest income	689,230	205,124	21,543
Interest expense	(387)	(763)	—

Income before income taxes	5,505,922	4,148,190	1,782,143
Income tax expense	2,324,412	8,337	—

Net income	$3,181,510	$4,139,853	$1,782,143

Net income per common share (basic)	$0.11	$0.15	$0.07

Weighted average number of common shares used in computation (basic)	28,432,185	27,039,057	25,058,173

Net income per common share (diluted)	$0.09	$0.12	$0.05

Weighted average number of common shares used in computation (diluted)	33,628,330	34,833,521	33,031,087

See accompanying notes to financial statements.

Health Grades, Inc.
Statements of Stockholders’ Equity
Years ended
December 31, 2006, 2005 and 2004

	COMMON STOCK		ADDITIONAL
	$0.001 PAR VALUE		PAID-IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL
Balance at January 1, 2004	44,052,153	$44,052	$89,814,939	$(74,568,610)	$(13,767,580)	$1,522,801

Stock based compensation expense — non-employee	—	—	157,500	—	—	157,500
Employee stock option exercise	828,023	828	121,969	—	—	122,797
Net income	—	—	—	1,782,143	—	1,782,143

Balance at December 31, 2004	44,880,176	44,880	90,094,408	(72,786,467)	(13,767,580)	3,585,241

Stock based compensation expense — non-employee	—	—	24,311	—	—	24,311
Employee stock option exercise	2,078,020	2,078	624,215	—	—	626,293
Stock warrant exercise	716,583	716	85,978	—	—	86,694
Tax benefit from exercise of stock options	—	—	1,155,187	—	—	1,155,187
Net income	—	—	—	4,139,853	—	4,139,853

Balance at December 31, 2005	47,674,779	47,674	91,984,099	(68,646,614)	(13,767,580)	9,617,579

Stock based compensation expense — employees	—	—	726,421	—	—	726,421
Stock based compensation expense — non-employee	—	—	14,396	—	—	14,396
Employee stock option exercise	1,100,578	1,101	432,550	—	—	433,651
Tax benefit from exercise of stock options	—	—	1,446,567	—	—	1,446,567
758,520 Shares repurchased	—	—	—	—	(3,277,076)	(3,277,076)
Net income	—	—	—	3,181,510	—	3,181,510

Balance at December 31, 2006	48,775,357	$48,775	$94,604,033	$(65,465,104)	$(17,044,656)	$12,143,048

See accompanying notes to financial statements.

Health Grades, Inc.
Statements of Cash Flows
Years ended December 31,

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$3,181,510	$4,139,853	$1,782,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	698,317	393,835	146,051
Bad debt expense	15,000	20,000	3,569
Loss (gain) on disposal of assets	43	(1,405)	7,146
Stock based compensation expense — non-employees	14,396	24,311	157,500
Stock based compensation expense — employees	726,421	—	—
Accretion of discount on held-to-maturity securities	(204,323)	—	—
Tax benefit from stock option exercises	(1,420,574)	1,155,187	—
Deferred income taxes	774,813	(1,111,962)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(3,296,984)	(2,599,350)	(1,349,609)
Prepaid expenses and other current assets	(142,470)	(315,712)	(22,999)
Accounts payable	75,053	221,654	(72,082)
Accrued payroll, incentive compensation and related expenses	312,438	347,263	30,420
Accrued expenses	22,853	(33,689)	147,397
Income taxes payable	1,507,835	(56,278)	(2,045)
Deferred revenue	4,154,547	4,013,632	1,943,758
Deferred rent	(38,396)	381,862	—

Net cash provided by operating activities	6,380,479	6,579,201	2,771,249
INVESTING ACTIVITIES
Purchases of property and equipment	(806,978)	(1,548,541)	(300,156)
Acquisitions of intangible assets	—	(235,230)	—
Purchases of held-to-maturity investments	(9,512,523)	(2,588,154)	—
Sale of property, plant and equipment	450	8,950	847
Proceeds from sale or maturity of held-to-maturity investments	11,705,000	600,000	—

Net cash provided by (used in) investing activities	1,385,949	(3,762,975)	(299,309)
FINANCING ACTIVITIES
Payments under capital lease obligation	(1,310)	(969)	—
Excess tax benefits from stock-based payment arrangements	1,420,574	—	—
Purchases of treasury stock	(3,277,076)	—	—
Exercise of common stock options and warrants	433,651	712,987	122,797

Net cash (used in) provided by financing activities	(1,424,161)	712,018	122,797

Net increase in cash and cash equivalents	6,342,267	3,528,244	2,594,737
Cash and cash equivalents at beginning of period	9,682,106	6,153,862	3,559,125

Cash and cash equivalents at end of period	$16,024,373	$9,682,106	$6,153,862

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$387	$763	$—

Income tax paid	$33,277	$21,390	$2,045

NON CASH FINANCING AND INVESTING ACTIVITY
Property, plant and equipment acquired with capital lease	$—	$7,533	$—
Property, plant and equipment acquired in accounts payable	$—	$65,054	$14,710
See accompanying notes to financial statements.

Health Grades, Inc.
Notes to Financial Statements
December 31, 2006 and 2005
1. DESCRIPTION OF BUSINESS
Health Grades, Inc., which we refer to in these notes as “HealthGrades,” the “Company,” “we” or “our,” provides proprietary, objective healthcare provider ratings and advisory services. Our ratings address hospitals, nursing homes and home health agencies. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, that enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.
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
We provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Health Management Suite of products — Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™ and Home Health Quality Guide™.
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
REVENUE RECOGNITION
Ratings and advisory revenue
Strategic Quality Initiative, Strategic Quality Partnerships and Quality Assessment and Implementation Programs:
Our ratings and advisory revenue is generated principally from annual fees paid by hospitals that participate in our Strategic Quality Initiative (SQI), Strategic Quality Partnership (SQP) (formerly, Distinguished Hospital Program or, “DHP”) and Quality Assessment and Implementation (QAI) programs. The SQI program provides business development tools to hospitals that are highly rated on our website. Under the SQI program, we license the HealthGrades name and our “report card” ratings to hospitals. The license may be in a single service line (for example, Cardiac) or multiple service lines (for example, Cardiac, Neuroscience and Orthopedics.) We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants.

Our SQI and SQP programs provide a license to highly rated hospitals, enabling them to utilize our name and certain ratings information for an annual period. Another feature of the SQI and SQP programs is a detailed comparison of the data underlying a hospital’s rating to local and national benchmarks. Our SQP program recognizes clinical excellence in hospitals among a range of service lines. Hospitals that contract with us for SQP services receive all of the SQI features described above with respect to their licensed service lines. In addition, if qualified, hospitals can reference the additional DHA (Distinguished Hospital Award) designation. Hospital clients are provided with additional marketing and planning assistance related to the DHA designation as well as trophies for display at the hospital. DHP-PS (Distinguished Hospital Award Program for Patient Safety) recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on thirteen patient safety indicators from the Agency for Healthcare on Quality Research. Under our DHP-PS program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence.
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
Health Management Suite:
Through our Health Management Suite, we also provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations. Modules currently available for license are Find a High-Quality Provider (which includes our Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™ and Home Health Quality Guide™); Healthcare Budget (which includes our Medical Cost Calculator and Provider Select); and, Optimize Your Health (which includes our Preventative Care, Managing Your Condition, Decision Support and Drug Check Information). This information can be customized so that, for example, an employee can be provided with online access to quality data relating to healthcare providers within the provider network available under the employee’s health plan. For an additional fee, customers can integrate our modules within their online provider directories, and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules. Depending on the client’s needs, we can customize our content for the intended users.
We typically receive a non-refundable payment at the beginning of each year of the contract term (which varies from one to three years, subject to a cancellation right by either the client or us, on each annual anniversary date). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term.
Healthcare Quality Reports:
We offer comprehensive quality information to professionals and consumers that provide current and historical quality information on hospitals and nursing homes in more detail than is available on our website. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items. As pricing is usually on a per report basis, we recognize revenue as reports are ordered and delivered to the customer.
Internet Patient Acquisition:
This program is designed to increase the efficiency and profitability of participating physicians through marketing and patient education. Under this program, we design a premium profile for the physician that incorporates HealthGrades’ source-verified information (e.g., board certification, years in practice, etc.) as well as information provided directly from the physician (e.g., practice philosophy, office hours, etc.). This premium profile is then made available, without charge, to all consumers searching the HealthGrades website. The Internet Patient Acquisition program is designed to give physicians an opportunity to engage in a cost-effective complement to other traditional marketing mediums (e.g., telephone directories, newspapers, radio, billboards, etc.). In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting which tracks, among other things, the number of consumers that view the physician’s premium profile.

An initial fee is due on the effective date of the contract, pro-rated for the period of time commencing on the effective date and continuing until the last day of the then-current calendar quarter. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over three months. Subsequent quarterly fees are payable at the beginning of each calendar quarter thereafter, and is calculated based upon the current number of physicians enrolled at the end of the previous calendar quarter. The agreement automatically renews quarterly upon the expiration of the initial or any renewal term which is typically at the end of the calendar quarter during which the first year anniversary of the effective date occurs.
The Company may, from time to time, enter into transactions containing multiple elements. Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at the time of delivery. If the arrangement has an undelivered element, we ensure that we have objective and reliable evidence of the fair value of the undelivered element. Fair value is determined based upon the price charged when the element is sold separately. Our revenues are substantially derived from arrangements that do not contain multiple deliverables.
COMMISSION EXPENSE
With respect to our sales team members, we record the commission expense in the period it is earned, which is typically upon contract execution for the first year of the agreement and on each anniversary date for clients that do not cancel in the second or third year of the contract term. We record the commission expense in this manner because once a contract is signed the salesperson has no remaining obligations to perform during the agreement in order to earn the commission.
CONCENTRATION OF CREDIT RISK
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide number customers. Receivables from Tenet HealthSystem Medical, Inc. were approximately $1.0 million at December 31, 2006. No other single customer accounted for more than 10% of receivables at December 31, 2006, 2005 and 2004.
PRODUCT DEVELOPMENT COSTS
We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services and modification of our quality guides. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred unless they meet the capitalization criteria of AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During 2006 and 2005, we had one application that met the criteria for cost capitalization as described in Note 5.
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
SHORT-TERM INVESTMENTS
During 2006 and 2005, the Company invested in U.S. government and government agency debt securities with maturity dates of 180 days or less. These securities were classified as held-to-maturity because we had the positive intent and ability to hold the securities to maturity. Held-to-maturity securities were stated at amortized cost, which approximates fair value given the short maturity dates, adjusted for amortization of premium and accretion of discounts to maturity.
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

Computer equipment and software	3-5 years
Internally developed software	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	6 years
INTANGIBLE ASSETS
During 2005, we paid $235,000 to acquire certain intangible assets (survey tools as well as a survey builder application) from the Foundation for Accountability, a not-for-profit organization. These tools are intended to enable consumers to compare their healthcare experience to evidenced-based guidelines for specific conditions. These assets are being amortized over their expected useful life of between 3-5 years. We evaluate the carrying value of these assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). See Note 7.
GOODWILL
Goodwill, which is stated at cost, is evaluated annually for impairment in accordance with the provisions of SFAS 142. See Note 6 for discussion of our annual impairment test performed in accordance with SFAS 142.
DEFERRED REVENUE
We typically receive a non-refundable payment at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term.
Under the Internet Patient Acquisition program, initial fees which are due on the effective date of the contract are pro-rated for the period of time commencing on the effective date and continuing until the last day of the then-current calendar quarter. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over three months.
LOSS CONTINGENCIES
We are subject to legal proceedings and claims that arise in the ordinary course of our business and to certain other legal proceedings. See Note 14. We expense legal costs incurred as period costs.
ADVERTISING
Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying statements of income. Advertising expense totaled approximately $1.8 million, $1.3 million and $187,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Included in these amounts are advertising costs of approximately $1.1 million, $0.9 million and $0 for the years ended December 31, 2006, 2005 and 2004, respectively, paid to various search engine partners. Advertising costs included in prepaid expenses and other current assets in our accompanying balance sheets as of December 31, 2006, 2005 and 2004 were insignificant.
TREASURY STOCK
Treasury stock is recorded at cost.

NET INCOME PER COMMON SHARE
We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per share (SFAS 128). Under the provisions of SFAS 128, basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, (composed of incremental common shares issuable upon the exercise of common stock options and warrants) are included in diluted net income per share to the extent these shares are dilutive, utilizing the treasury stock method. The treasury stock method utilizes the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options and warrants, less the number of shares assumed to be purchased using the average market price of our common stock during the year. As of December 31, 2006, 2005 and 2004, options to purchase 76,805, 70,371 and 2,054,356 shares of common stock, respectively, were excluded from our calculation of dilutive securities as the exercise prices were above the market price for our common stock.
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Numerator for both basic and diluted earnings per share:
Net income	$3,181,510	$4,139,853	$1,782,143
Denominator:
Denominator for basic net income per common share—weighted average shares	28,432,185	27,039,057	25,058,173
Effect of dilutive securities:
Outstanding employee stock options, warrants And restricted stock awards	5,196,145	7,794,464	7,972,914

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	33,628,330	34,833,521	33,031,087

STOCK-BASED COMPENSATION
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2006, FASB issued Staff Position 123(R)-5 (“FSP FAS 123(R)-5”), Amendment of FASB Staff Position FAS 123(R)-1. This FSP addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally issued in Exchange for Employee Services under FASB Statement No. 123(R). The provisions in this FSP are effective for the first reporting period beginning after October 10, 2006. Early application of this FSP is permitted in periods for which financial statements have not yet been issued. At this time, we do not expect the application of FSP FAS 123(R)-5 will have an impact on our financial position or results of operations.

In October 2006, the FASB issued Staff Position 123R-6 (“FSP FAS 123(R)-6”), Technical Correction of FASB Statement No. 123(R). This FASB Staff Position (“FSP”) addresses certain technical corrections of SFAS 123(R). Specifically, it amends the computation of the minimum compensation cost that must be recognized under certain valuation techniques, clarifies that at the date that the certain awards are no longer probable of vesting any previously recognized compensation cost should be reversed, and amends the definition of short-term inducement to exclude an offer to settle an award. The provisions in this FSP are effective for the first reporting period beginning after October 20, 2006. At this time, we do not expect the application of FSP FAS 123(R)-6 will have an impact on our financial position or results of operations.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 requires the use of both the “iron curtain” and “rollover” approaches to quantifying misstatements for purposes of determining materiality to our financial statements and related financial statement disclosures. The iron curtain approach quantifies the error as the cumulative amount by which the current year’s balance sheet is misstated, without considering the year(s) in which the misstatement originated. The rollover approach quantifies the amount by which the current year income statement is misstated. Exclusive reliance on the income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. We previously used the rollover method for quantifying identified financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 on December 31, 2006, and it had no effect on our financial position or results of operations.
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
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“SFAS 109”), Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48’s requirements are effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the year of adoption. At this time, we do not expect the adoption of FIN 48 will have a material impact on our financial position or results of operations.

RECLASSIFICATION
Certain immaterial prior year amounts have been reclassified to conform to the current year presentation.
3. ACCOUNTS RECEIVABLE AND RATINGS AND ADVISORY SERVICES REVENUE
Accounts receivable consisted of the following:

	DECEMBER 31
	2006	2005
Trade accounts receivable	$8,914,916	$5,617,932
Less allowance for doubtful accounts	19,207	4,207

	$8,895,709	$5,613,725

For the years ended December 31, 2006, 2005 and 2004, we derived substantially all of our revenue from our ratings and advisory services. Furthermore, our marketing program services accounted for 61%, 59% and 60% of total ratings and advisory revenue for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, 2005 and 2004, no individual customer accounted for more the 10% of our revenues. Receivables from Tenet HealthSystem Medical, Inc. were approximately $1.0 million at December 31, 2006. No other single customer accounted for more than 10% of receivables at December 31, 2006, 2005 and 2004.
4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	DECEMBER 31
	2006	2005
Furniture and fixtures	$329,312	$330,792
Computer equipment and software	3,248,301	3,163,104
Leasehold improvements and other	397,896	397,896

	3,975,509	3,891,792
Accumulated depreciation and amortization	(2,209,548)	(2,296,727)

Net property and equipment	$1,765,961	$1,595,065

For the years ended December 31, 2006, 2005, and 2004, depreciation and amortization expense was approximately $636,000, $336,000, and $146,000 respectively.
5. INTERNALLY DEVELOPED SOFTWARE
In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $300,000 and $417,000 of software development costs incurred during 2006 and 2005, respectively, related to certain applications developed for internal use. As the applications became ready for their intended use and were placed into service in 2006, we began to amortize the costs over their useful life, which we expect to be three years. Amortization expense relative to internally developed software for the years ended December 31, 2006, 2005 and 2004 was approximately $100,000, $0 and $0, respectively and is included in the depreciation and amortization expense disclosed in Note 4.
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
Because we consist of only one reporting unit, and are publicly traded, we began our fair value analysis with an evaluation of our market capitalization. We applied a market capitalization approach by multiplying the number of actual shares outstanding by an average market price.

Because our shares are thinly traded, management believes that any analysis of our fair value should include valuation techniques in addition to overall market capitalization. We contemplated utilizing cost, market or income approaches. However, utilization of cost or market approaches was not feasible, particularly because we do not fall into an easily identifiable “peer group” of companies from which to compare valuations in the form of price/earnings ratios, sales of similar companies, etc. Therefore, management determined to utilize an approach using the present value of expected future cash flows as an additional valuation technique. Due to the inherent uncertainty involved in projecting cash flows, in particular for a growth company, management developed a range of possible cash flows and derived a probability-weighted average of the range of possible amounts to determine the expected cash flow.
After deriving the market capitalization and expected cash flow valuations as described above, we then applied an equal weighting to each model to derive our overall fair value estimate of HealthGrades. As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarters of 2004, 2005 and 2006. These tests resulted in no additional impairment to our goodwill balance.
We will continue to perform the annual impairment test in the fourth quarter of subsequent years, or sooner, if indicators of impairment arise at an interim date. Any impairment identified during the annual impairment tests will be recorded as an operating expense in our statements of income. We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and interim tests if necessary.
7. INTANGIBLE ASSETS
During 2005, we paid $235,000 to acquire certain intangible assets (survey tools as well as a survey builder application). These tools are intended to enable consumers to compare their healthcare experience to evidenced-based guidelines for specific conditions. For the years ended December 31, 2006 and 2005 amortization of intangible assets was approximately $63,000 and $58,000, respectively. We capitalized approximately $118,000 to the survey builder application, which is being amortized over its estimated useful life of five years and $118,000 to the survey tools, which is being amortized over its estimated useful life of three years. Expected amortization expense related to these assets for the next five years are as follows:

2007	$62,728
2008	26,790
2009	23,523
2010	1,960
2011	—
8. DEFERRED RENT
As of December 31, 2006 and 2005, we had approximately $343,000 and $382,000, respectively, recorded as deferred rent in our accompanying balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our new office facility as reimbursement for tenant improvements we made. In addition, deferred rent includes approximately one and a half months of construction period rent from the period beginning on the date upon which we accepted delivery of the premises and ending when we actually moved into the facility. Deferred rent will be amortized as a reduction to rent expense over the 63 month term of our lease.
9. BANK LINE OF CREDIT AND TERM LOAN
On May 13, 2002, we completed a line of credit arrangement (the “Agreement”) with Silicon Valley Bank. Under the terms of the Agreement, we were entitled to request advances not to exceed an aggregate amount of $1.0 million (subject to a limit of 75% of Eligible Accounts (as defined in the Agreement) plus 50% of our cash invested with Silicon Valley Bank, over the one-year term of the Agreement. Through subsequent amendments, we extended the term of the Agreement to February 13, 2006. We did not borrow any funds under the Agreement. However, in connection with a lease we executed for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease.
In February 2006, the Agreement with Silicon Valley Bank expired, and we did not renew the Agreement. The standby letter of credit with Silicon Valley Bank is secured as a compensating balance against the cash and cash equivalents we maintain with Silicon Valley Bank.

10. COMMON STOCK AND WARRANTS
During the year ended December 31, 2005, warrants to purchase 2,136,600 shares of our common stock were converted into 675,003 shares of our common stock, in accordance with a net exercise provision of the warrants. In addition, warrants to purchase 41,580 shares of our common stock were exercised at a price of $0.26 per share.
11. STOCK OPTION PLANS
On October 15, 1996, our Board of Directors approved the 1996 Equity Compensation Plan (the “Equity Plan”), which, as amended in 2002, provides for the grant of options to purchase up to 13,000,000 shares of our common stock. Our stockholders approved the Equity Plan and each increase in shares authorized for issuance. The Equity Plan was set to terminate no later than October 14, 2006 and has been amended and restated as further described below. Both incentive stock options and non-qualified stock options were issued under the provisions of the Equity Plan.
Effective July 24, 2006, our stockholders approved an amendment and restatement of the Equity Plan. The Equity Plan was renamed the Health Grades, Inc. 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan reflects amendments that, among other things, extend the term of the Equity Plan to July 23, 2016 and provide for the grants of awards of shares of our common stock, “phantom” shares of common stock, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2006 Plan is 13,000,000 shares. This maximum number of authorized shares includes shares to be issued pursuant to the outstanding grants under the Equity Plan, but does not include shares previously issued pursuant to grants under the Equity Plan. Our employees, members of the Board of Directors and certain consultants and advisors are eligible to participate in the 2006 Plan. Our Board of Directors or a committee of the Board of Directors authorizes the grants and vesting of awards under the 2006 Plan. As of December 31, 2006, there were 4,662,441 shares available for future granting under the 2006 Plan.
Historically, we have granted incentive stock options to our employees and non-qualified stock options to our directors and consultants. Under the 2006 Plan, we have issued restricted stock awards (RSAs) to employees, directors and consultants. The RSA grants typically vest over a three or four year period and expire ten years from the grant date. We may provide different equity awards with different vesting terms in the future.
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
We determine the value of RSAs based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. As mentioned above, actual results, and future changes in estimates, may differ substantially from our current estimates. Employees who are granted RSAs receive the restricted shares and any related cash dividends. They may vote their shares, but may not sell or transfer shares prior to vesting.
Prior to our adoption of SFAS 123(R), we presented the benefits of tax deductions in excess of recognized compensation costs (“Excess Tax Benefits”) as cash flows from operations. SFAS 123(R) generally requires that Excess Tax Benefits be reported as cash flow from financing activities rather than as cash flow from operations. Therefore, the Excess Tax Benefit of approximately $1.4 million recorded during the year ended December 31, 2006 is classified as a financing cash inflow in the statements of cash flows. Additionally, SFAS 123(R) specifies that Excess Tax Benefits may not be recognized as an increase to additional paid-in capital until the corresponding tax deduction actually reduces taxes payable. We will follow the actual ordering of deductions in tax returns in applying this provision and will only recognize Excess Tax Benefits to the extent that they actually reduce taxes payable.
On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We have classified stock-based compensation during the year ended December 31, 2006 within the same expense line items as cash compensation paid to employees.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies may take up to one year from the effective date of this FASB Staff Position to evaluate the available transition alternatives, provided they have no tax deficiencies under SFAS 123(R), and make a one-time election as to which method to adopt. We have elected to adopt the elective alternative transition method, as allowed under FSP FAS 123(R)-3.
The effect of our adoption of SFAS 123(R), effective January 1, 2006, was an increase in stock-based compensation expense to employees of approximately $726,000 ($.03 per share basic and $.02 per share diluted) to our income from operations and income before income taxes for the year ended December 31, 2006, respectively. The total related income tax benefit recognized in the statement of income was approximately $75,000 for the year ended December 31, 2006. The total effect of our adoption of SFAS 123(R) for the year ended December 31, 2006 on net income was a reduction of approximately $651,000.

Equity Plan
Valuation Assumptions for Stock Options
The fair value of stock options granted during the years ended December 31 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Dividend yield	0%	0%	0%
Expected volatility	111%	111-158%	151-178%
Risk-free interest rate	4.84%	3.67-3.96%	2.44-3.16%
Expected life	3-5 years	3 years	3 years
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
A summary of option activity for the year ended December 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2005	7,975,186	$0.61
Granted	23,000	6.40
Exercised	(1,100,578)	0.39
Forfeited	(234,999)	3.15
Expired	(13,066)	5.81

Outstanding at December 31, 2006	6,649,543	$0.56	4.94	$26,119,290

Vested or expected to vest at December 31, 2006	6,639,586	$0.56	4.93	$26,391,859

Exercisable at December 31, 2006	6,317,633	$0.45	4.78	$25,525,853

The aggregate intrinsic value in the table above represents the difference between the closing price of our common stock on the last trading day of 2006 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all options holders exercised their options on December 31, 2006.
During the years ended December 31, 2006, 2005 and 2004, all stock option awards were granted at exercise prices equal to the fair market value of the shares of common stock on the grant date.
As of December 31, 2006, $760,284 of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of approximately one year.

A summary of our stock option activity and related information for the years ended December 31 is as follows:

	2006		2005		2004
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at beginning of year	7,975,186	$0.61	9,778,384	$0.41	9,831,408	$0.31
Granted	23,000	$6.40	490,500	$3.65	919,004	$1.32
Exercised	(1,100,578)	$0.39	(2,078,020)	$0.30	(828,023)	$0.15
Forfeited	(234,999)	$3.15	(215,678)	$1.69	(144,005)	$0.99
Expired	(13,066)	$5.81	—	$—	—	$—

Outstanding at end of year	6,649,543	$0.56	7,975,186	$0.61	9,778,384	$0.41

Exercisable at end of year	6,317,633	$0.45	6,755,757	$0.38	8,062,638	$0.36

	2006	2005	2004
Weighted-average fair value of options granted during the year:	$4.84	$2.89	$1.14
Intrinsic value of options exercised during the year:	$4,693,045	$7,662,096	$833,798
Fair value of shares vested during the year:	$635,779	$326,927	$379,374
Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2006 are as follows:

	OPTIONS OUTSTANDING
		WEIGHTED		OPTIONS EXERCISABLE
		AVERAGE	WEIGHTED-		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
RANGE OF	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
EXERCISE PRICES	OUTSTANDING	LIFE (YEARS)	PRICE	EXERCISABLE	PRICE
$0.06-$0.17	4,000,168	5.10	$0.10	4,000,168	$0.10
$0.30-$0.50	438,877	6.10	0.32	438,877	0.32
$0.53-$0.63	1,100,175	2.83	0.58	1,100,175	0.58
$0.75-$0.88	213,028	4.00	0.81	208,028	0.81
$1.01-$1.95	528,157	7.18	1.35	362,759	1.39
$2.10-$2.94	113,000	6.49	2.84	95,999	2.88
$3.00-$3.98	91,667	7.92	3.50	32,996	3.50
$4.10-$4.70	89,000	8.64	4.48	27,160	4.41
$5.36-$5.94	8,000	9.01	5.80	500	5.36
$6.10-$6.75	41,000	4.49	6.69	24,500	6.75
$9.75-$11.75	26,471	0.57	11.48	26,471	11.48

$0.06-$11.75	6,649,543	4.94	$0.56	6,317,633	$0.45

2006 Plan
A summary of RSA activity for the year ended December 31, 2006 is as follows:

		Weighted Average
	Number of	Grant-Date Fair
	RSAs	Value Per Share
Nonvested at December 31, 2005	—	$—
Granted	1,086,832	4.40
Vested	—	—
Cancelled	(11,500)	4.43

Nonvested at December 31, 2006	1,075,332	4.40

Vested or expected to vest at December 31, 2006	234,593	$4.40

As of December 31, 2006, we had $4,595,343 of total unrecognized compensation cost related to nonvested RSAs granted under the 2006 Plan. Of this total, $3,663,195 relates to RSAs whose vesting is contingent upon meeting various performance goals, including annual revenue, operating income and operating margin targets. No compensation expense has been recognized or will be recognized until achievement of these performance measures is considered probable. The remaining unrecognized compensation cost of $932,148 associated with the nonvested RSAs, which vest solely on fulfilling a service condition, is expected to be recognized over a weighted-average period of four years. With respect to the RSAs, $99,665 was recognized as compensation cost for the year ended December 31, 2006.
Pro Forma Information for Period Prior to SFAS 123(R) Adoption
If we had elected to adopt SFAS 123(R) utilizing the modified retrospective method, net income and basic and diluted net income per share for the years ended December 31, 2005 and 2004 would have been changed to the pro forma amounts indicated below:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Net income, as reported	$4,139,853	$1,782,143
Add: Stock-based employee compensation expense included in reported net income under APB No. 25	—	—
Deduct: Stock-based compensation expense determined using a fair value based method for all awards, net of related tax effects	(545,054)	(223,150)

Pro forma net income	$3,594,799	$1,558,993

Basic net income per share:
As reported	$0.15	$0.07

Pro forma	$0.13	$0.06

Diluted net income per share:
As reported	$0.12	$0.05

Pro forma	$0.10	$0.05

12. OPERATING LEASES
We are obligated under operating leases for our office space and certain office equipment. In December 2006, we added 7,228 square feet of office space to our Golden, Colorado headquarters. The lease term under this new lease expires in May 2011.
Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

2007	$581,352
2008	594,822
2009	584,351
2010	548,432
2011	239,547
Thereafter	—

Total	$2,548,504

Rent expense for the years ended December 31, 2006, 2005 and 2004 under all operating leases was approximately $451,000, $400,000 and $327,000, respectively.
13. INCOME TAXES
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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Deferred rent	$121,910	$145,108
Accrued liabilities	67,629	48,152
Stock-based compensation expense	57,160	—
Intangible assets, net	34,265	16,388
Allowance for doubtful accounts	7,299	1,599
Other	6,579	—
Alternative minimum tax credit	—	15,445
Net operating loss carryforwards	299,510	1,222,379

	594,352	1,449,071
Valuation allowance for deferred tax assets	—	—

Gross deferred tax asset	594,352	1,449,071

Deferred tax liabilities:
Prepaid expenses	158,087	207,013
Property and equipment, net	99,116	130,096

Gross deferred tax liability	257,203	337,109

Net deferred tax asset	$337,149	$1,111,962

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
The income tax (benefit) expense for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Current:
Federal	$1,346,815	$1,029,882	$—
State	202,784	90,417	—

	1,549,599	1,120,299	—

Deferred:
Federal	682,289	(978,360)	—
State	92,524	(133,602)	—

	774,813	(1,111,962)	—

Total	$2,324,412	$8,337	$—

The total income tax expense differs from amounts currently payable because certain revenues and expenses are reported in the statements of income in periods that differ from those in which they are subject to taxation. The principal differences relate to different methods of calculating depreciation and deferred rent for financial statement and income tax purposes, currently non-deductible book compensation expense items, currently non-deductible book accruals and reserves and currently deductible book prepaid amounts.
The current income tax expense summarized above for the years ended December 31, 2006 and 2005 does not include a tax benefit of $1,446,567 and $1,155,187, respectively, related to certain employee stock option transactions. In accordance with SFAS 109, this excess tax benefit has been recorded as an increase to stockholder’s equity in the accompanying balance sheet. Pursuant to the treatment required by SFAS 123R, such excess tax benefits are reported as financing cash inflows. Prior to our adoption of SFAS 123R, such excess tax benefits were included in operating cash flows.
A reconciliation between the statutory federal income tax rate of 34% and our 42.2%, 0.2% and 0.0% effective tax rates for the years ended December 31, 2006, 2005 and 2004, respectively, is as follows:

	2006	2005	2004
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.5	4.3	6.4
Non-deductible expenses	3.8 (1)	0.4	0.8
Miscellaneous	0.9	(2.3)	(3.4)
Deferred tax asset valuation allowance	—	(36.2)	(37.8)

Effective income tax rate	42.2%	0.2%	0.0%

(1) Includes compensation cost related to incentive stock options.

We have approximately $800,000 in net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire from 2019 through 2021. Certain changes in our stock ownership during 2001 resulted in an ownership change pursuant to the tax laws and, due to this change, all of our net operating loss carryforwards are subject to restrictions on the timing of their use.
14. LEGAL PROCEEDINGS
Agreement with Hewitt Associates LLC
Effective September 30, 2005, we entered into a Development and Services Hewitt that was amended in September 2005 (collectively, the “Hewitt Agreement”), with Hewitt Associates LLC (“Hewitt”). Under the Hewitt Agreement, we were to develop and host applications that would enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades healthcare quality information as well as other information regarding providers in a particular health plan’s network. Such information was to include our hospital and physician quality information along with health plan supplied data.
Under the Hewitt Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Hewitt Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt would evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network (“Network Tag Services”). If Hewitt determined that the pilot services were not successful or otherwise did not warrant continuation of the Hewitt Agreement, or if Hewitt determined that we are not suitable to provide the Network Tag Services on an ongoing basis, Hewitt could terminate the Hewitt Agreement. The Hewitt Agreement provided that notice of such termination must be sent to us no later than December 31, 2005. For the year ended December 31, 2005, $400,000 was included in our ratings and advisory revenue in the statement of income with respect to fees related to the initial pilot services. No revenue has been recorded under the Hewitt Agreement for the year ended December 31, 2006.
Under the Hewitt Agreement, if Hewitt’s evaluations were favorable, Hewitt would pay to us a fee based upon the total number of Hewitt clients’ participants with access to our websites, and the type of services to which the participants have access, in accordance with a fee schedule attached to the Hewitt Agreement, subject to minimum payments of $3,000,000 per annum in 2007, 2008 and 2009.
On March 28, 2006, we filed a Demand for Arbitration before the American Arbitration Association (“AAA”) against Hewitt regarding the Hewitt Agreement. The Demand for Arbitration alleges, among other things, that on December 31, 2005, Hewitt sent us a letter in which Hewitt concluded that the provision of the pilot services was “successful,” and that, with regard to the Network Tag Services, the health plans have been slow to respond to the Hewitt/Health Grades request for data. Moreover, the Demand for Arbitration alleges that Hewitt did not terminate the Hewitt Agreement on December 31, 2005 and that follow up e-mails from Hewitt made reference to Hewitt’s desire to “amend the existing Hewitt Agreement ...”. The Demand for Arbitration further alleges that our response to Hewitt’s December 31, 2005 letter, while committing us to the relationship, reminded Hewitt that bringing the health plan information to us is one of the principal responsibilities Hewitt has under the Hewitt Agreement. In addition, the Demand for Arbitration states that, on March 10, 2006, Hewitt claimed that the December 31, 2005 letter invoked the right to terminate the Hewitt Agreement, even though the December 31 letter makes no reference to terminating the Hewitt Agreement; moreover, on March 15, 2006, Hewitt administrators refused to continue to perform Hewitt’s obligations under the Hewitt Agreement.
In the Demand for Arbitration, we claim, among other things, that Hewitt has willfully repudiated and breached the terms of the Hewitt Agreement by falsely contending that it had the right to terminate the Hewitt Agreement based on our performance of the pilot services and the Network Tag Services; by refusing to continue to perform under the Hewitt Agreement; and by falsely contending that we had materially breached the Hewitt Agreement when Hewitt had precluded us from providing services under the Hewitt Agreement and our performance had at all times been commendable. We are seeking $21 million in damages, plus costs.
On April 17, 2006, Hewitt filed a Response to our Demand for Arbitration, generally denying our allegations and requesting that the arbitration panel dismiss our claim in its entirety and award Hewitt arbitration fees and any attorney fees or other costs incurred. As required by the Hewitt Agreement, a panel of three arbitrators will hear this matter. The selection process for the panel has been completed.

The arbitrators held a preliminary conference with counsel on July 5, 2006, and a second conference was held on July 26, 2006. See Note 18 for the current status of this matter.
Indemnification of our Chief Executive Officer and Derivative Complaint
For the year ended December 31, 2006, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $662,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
The executive officers personally borrowed money from our principal lending bank in order to fund the December 1999 loans to us. In early 2001, the bank claimed that Mr. Hicks was obligated to pay amounts owed to the bank by a former executive officer who was unable to fully repay his loan; Mr. Hicks denied this obligation. In October 2002, the bank sold the note to an affiliate of a collection agency (the collection agency and the affiliate are collectively referred to as “the collection agency”). Although the bank informed the collection agency in July 2003 of the bank’s conclusion that Mr. Hicks was not obligated under the former executive’s promissory note issued to the bank, the collection agency commenced litigation in September 2003 in federal court in Tennessee to collect the remaining balance of approximately $350,000 on the note and named Mr. Hicks as a defendant. On motion by Mr. Hicks, the court action was stayed, and Mr. Hicks commenced an arbitration proceeding against the collection agency in October 2003, seeking an order that he had no liability under the note and asserting claims for damages. The bank was added as a party in March 2004.
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
Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award on October 26, 2005. The collection agency appealed the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks.
The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006.
Our Board of Directors initially agreed to indemnify Mr. Hicks in December 2004. The determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Mr. Hicks has advised us that he intends to reimburse us for all indemnification expenses we have incurred and continue to incur, from the proceeds of any final award paid to him, net of any income taxes payable by him resulting from the award.

By a letter to our Board of Directors dated February 13, 2006, Daniel C. Cadle, one of the collection agency parties, made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. Mr. Cadle threatened suit if he was not paid $10.3 million. We believe these allegations are absurd and completely without merit. To our knowledge, neither Mr. Cadle, or any of the other collection agency parties, has sought to assert any such “claims” against us in the arbitration. We will vigorously contest any such any litigation that may be brought against us by the collection agency parties.
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. A special committee of the Board is reviewing the matters raised.
On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleges, among other items, that the defendants have wasted and continue to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks has converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants have violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle seeks a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurs in this matter. Mr. Cadle also seeks injunctive relief to prevent us from continuing to indemnify Mr. Hicks. See Note 18 for the current status of this matter.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
15. COMMITMENTS
We have entered into employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. We expense all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, or change in our ownership, we may be partially or wholly relieved of our financial obligations to such individuals. However, under certain circumstances, a change in control of us may provide significant and immediate enhanced compensation to the executives. At December 31, 2006, we were contractually obligated to pay base pay compensation to these executives of approximately $547,000 through December 31, 2007.
We have entered into certain licensing and contractual agreements with various parties to access and use data from these parties for the purpose of providing various health information and resources on our website. We have the ability to terminate these agreements upon certain conditions. Our remaining purchase obligations under these contracts at December 31, 2006 are approximately $0.7 million over a three-year period. For the years ended December 31, 2006, 2005 and 2004, amounts included in cost of ratings and advisory revenue for purchases under the agreements are approximately $534,000, $159,000 and $40,000, respectively.
16. EMPLOYEE BENEFIT PLAN
We maintain a defined contribution employee benefit plan (the “Benefit Plan”). The Benefit Plan covers substantially all of our employees and includes a qualified non-elective contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the Benefit Plan.
Expense under the Benefit Plan, including the Qualified Non-Elective Contribution, aggregated approximately $237,000, $178,000 and $139,000 for 2006, 2005 and 2004, respectively.

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005.

2006	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$6,102,257	$6,662,090	$7,247,615	$7,752,059
Other	120	5,000	—	1,111

Total revenue	6,102,377	6,667,090	7,247,615	7,753,170
Expenses:
Cost of ratings and advisory revenue	1,150,146	1,078,381	1,114,898	1,249,885

Gross margin	4,952,231	5,588,709	6,132,717	6,503,285
Operating expenses:
Sales and marketing	1,794,506	1,788,568	2,266,895	2,573,808
Product development	829,886	834,518	877,015	1,005,916
General and administrative	1,718,573	1,449,246	1,536,769	1,684,120

Income from operations	609,266	1,516,377	1,452,038	1,239,441
Other:
Other	450	—	(493)	—
Interest income	137,427	167,735	181,872	202,196
Interest expense	(113)	(92)	(87)	(95)

Income before income taxes	747,030	1,684,020	1,633,330	1,441,542
Income tax expense	348,906	704,734	691,061	579,711

Net income	398,124	979,286	942,269	861,831

Net income per share (basic)	$0.01	$0.03	$0.03	$0.03

Weighted average shares outstanding (basic)	28,233,054	28,408,361	28,449,118	28,636,680

Net income per share (diluted)	$0.01	$0.03	$0.03	$0.03

Weighted average shares outstanding (diluted)	34,267,275	33,987,459	33,778,190	33,498,144

2005	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$4,699,927	$4,868,748	$5,334,279	$5,891,219
Other	6,552	387	6,375	19

Total revenue	4,706,479	4,869,135	5,340,654	5,891,238
Expenses:
Cost of ratings and advisory revenue	726,760	795,997	780,949	864,962

Gross margin	3,979,719	4,073,138	4,559,705	5,026,276
Operating expenses:
Sales and marketing	1,344,943	1,270,813	1,331,590	1,854,244
Product development	783,294	734,664	766,611	751,159
General and administrative	1,317,005	1,246,867	1,115,081	1,180,143

Income from operations	534,477	820,794	1,346,423	1,240,730
Other:
Other	—	1,405	—	—
Interest income	20,432	34,316	58,394	91,982
Interest expense	—	(73)	(588)	(102)

Income before income taxes	554,909	856,442	1,404,229	1,332,610
Income tax (benefit) expense	—	(1,051,017)	537,447	521,907

Net income	554,909	1,907,459	866,782	810,703

Net income per share (basic)	$0.02	$0.07	$0.03	$0.03

Weighted average shares outstanding (basic)	25,980,483	26,889,435	27,504,864	27,756,808

Net income per share (diluted)	$0.02	$0.05	$0.02	$0.02

Weighted average shares outstanding (diluted)	34,447,212	34,955,601	35,032,559	34,874,073

18. SUBSEQUENT EVENTS
On January 19, 2007, we became majority owner of a newly formed company, Healthcare Credit Solutions, LLC (HCS). In consideration for a 50.1% ownership interest, we contributed $750,000 in cash. HealthCo, LLC, an unrelated entity, contributed intellectual property in the form of a Technology Assignment Agreement for a minority ownership interest of 49.9%. Although profit and loss distributions between the Company and HealthCo, LLC will be 42% and 58%, respectively, we will maintain controlling interest in HCS.
The arbitration hearing, with respect to the Hewitt matter more fully described in Note 14, was held February 12-16, 2007, with additional hearing time in late February and early March 2007. All evidence has been heard by the panel and closing briefs are due to be filed by April 6, 2007. We expect a ruling from the arbitrators by the end of the second quarter of 2007.
With respect to the legal matter concerning the indemnification of our Chief Executive Officer, on February 21, 2007, the court of appeals affirmed the district court’s confirmation of the April 2005 award entered in favor of Mr. Hicks. Final briefing will be concluded by mid-March 2007. We expect a decision shortly thereafter. We anticipate filing a response to Mr. Cadle’s derivative complaint (as more fully described in Note 14) within the next thirty days.
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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2006. Grant Thornton LLP has audited this assessment of our internal control over financial reporting; their report is included in Item 8.

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
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and beneficial owners of more than ten percent of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. We believe that all filings required to be made during 2006 were made on a timely basis, except that Essex Woodlands Health Ventures Fund IV, L.P. filed their final disposition report seven days after the applicable due date.
Item 11. Executive Compensation
This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information, as of December 31, 2006, regarding securities issuable under our stock based compensation plans.

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
	warrants, rights and RSAs	warrants and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,724,875	$0.48	4,472,336
Equity compensation plans not approved by security holders	N/A		N/A
Total	7,724,875		4,472,336

Other information required to be included in this item will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.
Item 13. Certain Relationships, Related Transactions and Director Independence
This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements.
The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page 32 are filed as part of this Form 10-K.
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

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*	2006 Equity Compensation Plan

10.1.2	Form of RSA Agreements

10.3*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))

10.4.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1(File No. 333-17627))

10.4.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.5 to our Form 10-K for the year ended December 31, 2005)

10.5.1	Building Lease Amendment

10.6	Directors Compensation

10.7	Executive Officer Offer of Employment Letter (incorporated by reference to Form 8-K exhibit 99.1, filed on July 10, 2006)

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

* — Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.
Date: March 16, 2007	/s/ Kerry R. Hicks
Kerry R. Hicks
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kerry R. Hicks Kerry R. Hicks	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/s/ Allen Dodge Allen Dodge	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ Mary Boland	Director	March 16, 2007
Mary Boland

/s/ Leslie S. Matthews, M.D.	Director	March 16, 2007
Leslie S. Matthews, M.D.

/s/ J.D. Kleinke	Director	March 16, 2007
J.D. Kleinke

/s/ John Quattrone	Director	March 16, 2007
John Quattrone

Health Grades, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	BALANCE AT	CHARGED TO	CHARGED TO			BALANCE AT
	BEGINNING	COSTS AND	OTHER			END OF
DESCRIPTION	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS		PERIOD
Year ended December 31, 2006
Allowance for doubtful accounts on trade receivables	$4,207	$15,000	$—	$—		$19,207
Year ended December 31, 2005
Allowance for doubtful accounts on trade receivables	$15,236	$20,000	$—	$(31,029	) (1)	$4,207
Year ended December 31, 2004
Allowance for doubtful accounts on trade receivables	$11,667	$3,569	$—	$—		$15,236

(1)	Represents actual amounts charged against the allowance for the periods presented.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
10.1*	2006 Equity Compensation Plan

10.1.2	Form of RSA Agreements

10.5.1	Building Lease Amendment

10.6	Directors Compensation

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
* — Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.