Form 10-K/A
period 2006-12-31
HEALTH GRADES INC
filed 2007-04-30
CIK 1027915

UNITED STATES
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
As of April 25, 2007 there were 28,688,577 shares of the registrant’s Common Stock outstanding.

Health Grades, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2006, to include Items in Part III (Items 10, 11, 12, 13 and 14) previously omitted in accordance with General Instruction G.3 from the Annual Report on Form 10-K filed by the Company on March 16, 2007 (the “Original Filing”). The Form 10-K/A also includes updated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed to correct the omission of required language in paragraph 4.b of the certifications in the Original Filing.
Other than as described above, no changes have been made to any Items previously filed in the Form 10-K, and this Amendment No. 1 does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events.
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
PART III
ITEM 10. DIRECTORS OF THE REGISTRANT
Directors of the Registrant
Kerry R. Hicks, age 47, one of our founders, has served as our Chief Executive Officer and has been a director since our inception in 1995. He also served as our President from our inception until November 1999 and since June 2001. From 1985 to 1995, he served as Senior Vice President of LBA Healthcare Management (LBA).
Mary Boland, age 49, has served as one of our directors since June 2006. Ms. Boland has served as Vice President and Chief Financial Officer of Levi Strauss & Company North America since March 2006. Ms. Boland served as Vice President and Chief Financial Officer of General Motors North America from December 2003 to February 2006, and Controller of General Motors North America from March 2002 to December 2003. From February 2001 to March 2002, Ms. Boland served as Group Director of Finance for General Motors North America — Manufacturing and Labor Relations.
Leslie S. Matthews, M.D., age 55, has served as one of our directors since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, and since 1992, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital.
John Quattrone, age 54, has served as one of our directors since November 2000. Mr. Quattrone has served in several capacities for General Motors, including Vice President — Global Human Resources since January 2006, as General Director of Human Resources for General Motors North America Automotive Operations from 1995 to June 2001 and Vice President — Human Resources from June 2001 — December 2005.
J.D. Kleinke, age 45, has served as one of our directors since April 2002. Mr. Kleinke has also served as the Vice Chairman of our Board of Directors since January 1, 2005. In this capacity, he serves as a part-time executive officer. Mr. Kleinke has also served as Chairman of the Board and Executive Director of Omnimedia Institute, a non-profit healthcare research and information technology development organization, since October 2004, and as President and Chief Executive Officer for HSN, a privately-held health information technology development company, since April 1998. From May 1992 to February 1998, Mr. Kleinke served in various capacities for HCIA, Inc., a healthcare information company that provides information products and services to health care systems, managed care organizations and pharmaceutical companies.
Kerry R. Hicks and David G. Hicks, one of our Executive Vice Presidents, are brothers.
Audit Committee
We have a separately-designated standing audit committee comprised solely of independent Board members. The audit committee members are as follows: Ms. Boland (audit committee chairperson); Mr. Quattrone and Dr. Matthews.
Audit Committee Financial Expert
The Board of Directors has determined that Mary Boland is an “audit committee financial expert” as that term is defined in Securities and Exchange Commission regulations and is independent within the meaning of the rules of the NASDAQ Stock Market, Inc.

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
Shareholder Communications
Shareholders can communicate directly with our Chairman and CEO, Kerry Hicks, or our Audit Committee Chairperson, Mary Boland, via e-mail directly from the Investor Relations section of our website.
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
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee is currently comprised of Messrs. Quattrone and Boland. Mr. Peter Cheesbrough, a former Board member, served as a member of our Compensation Committee through July 24, 2006. Mr. Cheesbrough did not stand for reelection at our 2006 Annual Meeting of Stockholders. None of our Compensation Committee members are or have been officers or employees of the Company.
COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A and the Company’s 2007 proxy statement. This report is provided by the following independent directors, who comprise the committee:
John J. Quattrone (Chairman)
Mary Boland
COMPENSATION DISCUSSION AND ANALYSIS
Overview and History of Our Compensation Program
The Compensation Committee is responsible for establishing, implementing and monitoring the administration of compensation programs in accordance with our compensation philosophy and strategy as well as approving executive compensation and equity plan awards. A Compensations Committee Charter is available under Corporate Governance in the Investor Relations section of our website. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, comparisons to our annual operating budget as well as consultation with independent compensation consultants, as appropriate.
The elements of our executive compensation program include salary, annual cash incentives and equity-based awards. In early 2002, we granted certain stock option grants and provided equity purchase opportunities to our executives. At that time, we were not profitable and were seeking to conserve our cash resources. Accordingly, and in light of a continuing expense control program that effectively precluded meaningful salary increases or cash bonuses for executives and led to reductions in our staff, the Compensation Committee determined that option grants and equity purchase opportunities were the best available alternatives for encouraging executives to continue their employment with us and devote the substantial time and effort necessary to further develop our business.

As a result of these equity grants, from 2003 through 2005 our general executive compensation philosophy was to provide modest salary increases, cash incentives based on the degree of improvement in our performance and no equity compensation. All of the equity awards granted to the majority of our named executive officers (“NEOs”) in prior years were completely vested by the end of 2005. As such, during 2006 we issued additional equity grants to address both long-term incentives and retention of these key executives. In light of the passage of time since the 2002 equity awards and our continuing performance and growth, the Compensation Committee determined that it was appropriate to review our compensation philosophy. Following this review, and in conjunction with recommendations provided by an independent compensation consultant from Pearl Meyer & Partners, the Compensation Committee determined to make available to our NEOs, as well to other officers to be determined by means of a pool, a significant restricted stock grant. In addition, the Compensation Committee reinstated an annual equity grant program for the NEOs.
Compensation Objectives
The goal of our executive compensation program is to create value for our stockholders through a program that addresses both executive performance as well as retention. We design our executive compensation so that an individual’s total compensation is directly correlated with the performance of our company and, in some cases, individual performance. Our executive compensation program emphasizes performance-based annual cash incentives because they permit the Compensation Committee to provide incentive to our NEOs, in any particular year, to pursue particular objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the Board has set for the company. For example, in 2003, cash flow was deemed to be a significant performance metric and annual incentives where tied, in part, to our operating cash flow. In more recent years, including 2006, the performance metrics principally have been revenue growth and operating income.
We seek to achieve an appropriate mix between cash payments and equity incentive awards in order to meet our objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance and retention. Although we periodically review competitive market compensation, we do not attempt to maintain a certain target percentile within a peer group or otherwise rely on such data to determine executive compensation. As evidenced by our recent decision to reinstitute equity grants to our executives, we continuously assess our compensation program in order to respond to and adjust for changes in our company, our performance and the business environment in which we operate.
The Elements of Our Executive Compensation Program
The elements of our executive compensation program are as follows:
•	Base salary

•	Annual cash incentive

•	Equity-based awards

Base salary
Base salaries are used to provide a fixed amount of compensation for the executive officer’s scope of their responsibilities. The base salary of two of our executives, Kerry R. Hicks, our Chief Executive Officer, and David G. Hicks, one of our Executive Vice Presidents, is governed by the terms of employment agreements between each of the executives and us, which have been in effect for a number of years. Salaries for the other NEOs are set at levels commensurate with the executive’s scope of responsibilities and effectiveness. Except for our two executive officers who are subject to employment agreements, the salaries of the NEOs are reviewed by the Compensation Committee on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance and level of responsibilities. With the exception of Mr. David Hicks, whose salary is set based upon his employment agreement, our Chief Executive Officer typically recommends annual salary increases for our NEOs to the Compensation Committee. Our Compensation Committee takes into consideration this recommendation prior to setting the annual base salaries.
Annual cash incentive
Annual cash incentives are performance-based incentives that are designed to reward annual achievements that are aligned with what we believe are most relevant to our stockholders, company revenue growth and profitability. Our annual cash incentive program provides additional cash compensation to our NEOs only if, and to the extent that, performance criteria set by the Compensation Committee are met. For 2006, 50% of each executive officer’s potential cash incentive was tied to our annual revenues compared to our operating budget and 50% was tied to our annual operating income compared to our operating budget. Executives are also eligible for an additional discretionary bonus determined by the Compensation Committee based upon each executive’s individual performance. Typically at the beginning of each year an annual discretionary pool is set that can be utilized for any company employee, including our NEOs. At the end of each year, our Chief Executive Officer, in conjunction with our Chief Financial Officer, prepares a recommendation to the Compensation Committee as to how this pool should be allocated to the individual employee. For 2006, the total annual discretionary pool was approximately $118,000.
For our 2006 cash incentive program, each executive officer was eligible to receive the following:
•	No payment for either the annual revenue or operating income target if our actual performance was less than 85% of our annual operating budget for the respective metric;

•
A payment of 40% of the total potential incentive amount for the respective metric if either our annual revenue or operating income was greater than 85% but less than 105% of our annual operating budget;

•
A payment of 70% of the total potential incentive amount for the respective metric if either our annual revenue or operating margin was greater than 105% but less than 115% of our annual operating budget; and

•	A payment of 100% of the total potential incentive amount for the respective metric if either our annual revenue or operating margin was greater than 115% of our annual operating budget.
The salaries paid and the annual cash incentives awarded to the NEOs in 2006 are shown in the Summary Compensation Table on page 62.

Equity-based awards
Performance Grant
In 2006, the Compensation Committee determined to make available to our NEOs, and to other officers to be determined by means of a pool, a significant restricted stock grant (the “Performance Grant”) as both a retention tool as well as a long-term incentive. This Performance Grant will vest solely upon the achievement of substantial performance conditions or upon a change in control as described below. In order to effect this program and to retain the flexibility to grant shares of restricted stock, which were not allowed under our previous equity compensation plan, during 2006, the Board of Directors adopted, subject to stockholder approval, an amended and restated equity compensation plan. This plan was approved by our stockholders at our annual meeting on July 24, 2006 and the awards under the Performance Grant were made on that date.
The restricted stock underlying the Performance Grant will vest in 25% increments on the achievement of each of the following performance goals:
1. Achievement of annual revenues of $60 million;
2. Achievement of annual revenues of $80 million;
3. Achievement of operating income of $18 million and 30 percent operating margin; and
4. Achievement of operating income of $25 million and 30 percent operating margin.
In addition, in the event of a change in control (defined as the sale of substantially all of the company’s assets or common stock) the shares underlying the Performance Grant will vest as follows:

If a change in control occurs:	The percentage of shares underlying the Performance Grant that will vest is:
Within six months following the date of the award (July 24, 2006)	25%
More than six months but less than one year following the date of the award	50%
More than one year but less than two years following the date of the award	75%
More than two years following the date of the award	100%
However, if, in connection with the change in control, our stockholders receive cash or securities having a value of at least $8.00 per share, all shares underlying the Performance Grant will vest.
The performance goals noted above were determined by the Compensation Committee in conjunction with advice from an independent compensation consultant. The goals were set to be stretch goals such that there is substantial uncertainty whether these goals will be achieved, but if they are, they would represent a substantial milestone for us and provide substantial value to our stockholders.
The amounts of these awards for each executive were determined by the Compensation Committee based upon their historical performance and scope of responsibilities. In addition, the number of shares was intended to be material to the executives, taking into consideration the beneficial holdings of each executive. For the grants to each NEO, see the table headed “2006 Grants of Plan-Based Awards” below.

Annual equity grant
The Compensation Committee also determined in 2006 to reinstitute an annual equity program. Following approval by our stockholders of the amended and restated equity compensation plan as noted above, our NEOs were granted additional shares of restricted stock that will vest over a four year period as follows:
10% vesting in 2007;
20% vesting in 2008;
30% vesting in 2009; and
40% vesting in 2010.
The vesting provisions were weighted toward future years to encourage retention of the NEOs. For the grants to each NEO, see the table headed “2006 Grants of Plan-Based Awards” below. The Compensation Committee anticipates an ongoing annual grant of restricted stock to our NEOs with similar vesting provisions.
Post-Termination Compensation
We have entered into employment agreements with two of our NEOs, including our Chief Executive Officer. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances, including in the event of a change in control. In addition, two other NEOs also have arrangements that would provide them with certain payments in the event the executive is terminated. See “Potential Payments upon Termination or Change in Control” and “Employment Agreements” below for a description of these change in control and severance benefits.
Other Compensation
In addition to the compensation described above, we also contribute, on an annual basis, a 3% qualified non-elective contribution to the accounts of all employees, including the NEOs, under our retirement savings plan based on base salary up to the maximum allowed under Section 401(a)(17) of the Internal Revenue Code.
Equity Grant Practices
We do not currently intend to issue additional stock options to the NEOs. For grants made in prior years, the exercise price of each stock option awarded to our executives under our equity compensation plan was the closing price of our common stock on the date of grant, which was typically the date of our annual meeting at which equity awards to senior executives were determined. We currently intend to provide our NEOs with an annual grant of restricted stock, to be granted at our annual meeting. The number of shares as well as vesting provisions will be determined by the Compensation Committee. Scheduling decisions with respect to our annual meeting are made without regard to anticipated earnings or other major announcements by the Company. We prohibit the repricing of stock options.
Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to our Chief Executive Officer or any of our four other most highly compensated executive officers who are employed as of the end of the year. This limitation dose not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by stockholders). For 2006, the grants of restricted stock and the payment of annual cash incentives were designed to satisfy the requirements for deductible compensation.
Potential Impact on Compensation from Executive Misconduct
If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on offending party as it deems appropriate. Discipline would vary depending on the facts and circumstances, and may include termination of employment and seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on any restated financial results. We do not have any agreements or policies that would require such reimbursement. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities
Accounting for Stock-Based Compensation
Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the provisions of SFAS 123R.

Summary of Cash and Certain Other Compensation
Summary Compensation Table
The following table summarizes the total compensation earned by each of our Chief Executive Officer, our Chief Financial Officer, and our three next most highly paid executive officers for the fiscal year ended December 31, 2006.

				Non-Equity
				Incentive Plan	All Other
			Stock Awards	Compensation	Compensation
Name and Principal Position	Year	Salary	(1)	(2)	(3)	Total

Kerry Hicks Chairman, President and Chief Executive Officer	2006	$315,683	$19,338	$130,000	$34,058	$499,079

Allen Dodge Executive Vice President and Chief Financial Officer	2006	$189,422	$7,252	$26,000	$5,654	$228,328

David Hicks Executive Vice President	2006	$214,665	$7,252	$26,000	$6,435	$254,352

Sarah Loughran Executive Vice President	2006	$210,000	$7,252	$26,000	$6,283	$249,535

Steve Wood (4) Executive Vice President	2006	$98,557	$14,503	$5,000	$1,656	$119,716
(1) This column represents the dollar amount recognized for financial reporting purposes with respect to the 2006 fiscal year for the fair value of restricted stock granted in 2006 in accordance with SFAS 123R. All equity awards granted to our NEOs in prior years are not reflected in this column because all of the prior year equity awards were fully vested prior to January 1, 2006. The amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. See the “2006 Grants of Plan-Based Awards” table for information on awards made in 2006. The amounts in this column reflect our financial accounting expense for these awards, and are not intended to reflect the actual value that will be recognized by the NEOs.
(2) This column represents the amounts earned by our NEOs under our annual cash incentive program for 2006, and paid in 2007. A portion of the non-equity incentive plan compensation was paid out to our NEOs as a discretionary bonus as follows: Kerry Hicks — $32,882; Allen Dodge — $7,921; David Hicks — $5,216; and Sarah Loughran — $6,890.
(3) For all of our NEOs except our Chief Executive Officer, this column reflects amounts that we contributed to the accounts of the NEOs under our retirement savings plan. With respect to our Chief Executive Officer, this column also includes $27,458 paid by us with respect to half of the total amounts that our Chief Executive Officer paid for an ownership interest in a suite at the Pepsi Center in Denver, Colorado. This ownership interest entitles the Chief Executive Officer to certain seats in the suite to a number of events that are held at the Pepsi Center throughout a calendar year. The majority of these tickets were given to our employees as a non-cash benefit.
(4) Mr. Wood began his employment with us on July 10, 2006.

2006 Grants of Plan-Based Awards
The following table provides a summary of grants of plan-based awards made in 2006 to our NEOs.

					All other stock
		Estimated future payouts under			awards:	Grant Date Fair
		equity incentive plan awards (2)			Number of	Value of Stock
	Grant				shares of stock	and Option
Name	Date(1)	Threshold (#)	Target (#)	Maximum (#)	or units (#)(3)	Awards ($)

Kerry Hicks	7/24/2006				40,000	175,600
	7/24/2006	107,837	215,674	431,348		1,893,618

Allen Dodge	7/24/2006				15,000	65,850
	7/24/2006	25,000	50,000	100,000		439,000

David Hicks	7/24/2006				15,000	65,850
	7/24/2006	28,750	57,500	115,000		504,850

Sarah Loughran	7/24/2006				15,000	65,850
	7/24/2006	39,284	78,568	157,136		689,827

Steve Wood	7/24/2006				30,000	131,700
	9/27/2006	7,500	15,000	30,000		135,900
(1) All awards with a grant date of July 24, 2006 were recommended for approval by our Compensation Committee subject to approval by our stockholders of an amendment and restatement of our 1996 Equity Compensation Plan. Such approval was granted by our stockholders at our annual meeting of stockholders on July 24, 2006.
(2) These columns represent the potential number of shares of restricted stock, from the Performance Grant described on page 60, which will vest for each NEO in 25% increments if certain performance targets are achieved or in full if a change in control occurs. The performance targets relate to revenues, operating income and operating margin and are described in detail on page 60. The Threshold column represents the amount of restricted stock that will vest if one of the four performance targets of the Performance Grants are met, the Target column represents the amount of restricted stock that will vest if any two of the four performance targets are achieved and the Maximum column represents the amount of restricted stock that will vest if all of the four performance targets are achieved.
(3) This column represents the number of restricted stock granted in 2006 to the NEOs. These shares vest and become exercisable over a four year period (10% in 2007, 20% in 2008, 30% in 2009 and 40% in 2010).

Outstanding Equity Awards at 2006 Year-End
The following table provides a summary of equity awards outstanding at December 31, 2006 for each of our NEOs. This table includes unexercised stock options, unvested restricted stock and restricted stock with performance conditions that have not yet been satisfied. The vesting schedule for each grant is shown following this table, based on the option or stock award grant date. All awards are fully vested with the exception of the 2006 restricted stock award and Performance Grants. The market value of the stock awards is based on the closing market price of our common stock on the NASDAQ Capital Market as of December 31, 2006, which was $4.49. Stock awards listed under the column, “Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested” are subject to certain performance conditions. The market value as of December 31, 2006, shown below assumes that all of the performance conditions have been satisfied. For additional information regarding these performance conditions, see the description of equity incentive compensation on page 60.

	Option Awards				Stock Awards
							Market	Equity
							Value of	Incentive		Equity Incentive
							Shares or	Plan Awards:		Plan Awards:
					Number of		Units of	Number of		Market or
	Number of				Shares or		Stock	Unearned		Payout Value of
	Securities				Units of		That	Shares, Units		Unearned
	Underlying				Stock That		Have Not	or Other		Shares, Units or
	Unexercised		Option	Option	Have Not		Been	Rights That		Other Rights
	Options		Exercise	Expiration	Been		Vested	Have Not		That Have Not
Name	Exercisable (#)		Price ($)	Date	Vested (#)		($)	Vested (#)		Vested ($)

Kerry Hicks	475,000	(1)	0.5625	4/28/09
	260,000	(2)	0.6250	11/19/10
	61,719	(2)	0.7500	2/8/11
	1,493,104	(3)	0.1000	2/6/12
					40,000	(4)	179,600
								431,348	(5)	1,936,753

Allen Dodge	28,000	(1)	0.5625	4/28/09
	15,500	(2)	0.1700	7/30/11
	580,000	(3)	0.1000	2/6/12
					15,000	(4)	67,350
								100,000	(5)	449,000

Dave Hicks	200,000	(1)	0.5625	4/28/09
	100,000	(2)	0.6250	11/19/10
	24,940	(2)	0.7500	2/8/11
	800,000	(3)	0.1000	2/6/12
					15,000	(4)	67,350
								115,000	(5)	516,350

Sarah Loughran	100,000	(2)	0.8750	7/30/10
	16,369	(2)	0.7500	2/8/11
	770,000	(3)	0.1000	2/6/12
					15,000	(4)	67,350
								157,136	(5)	705,541

Steve Wood					30,000	(4)	134,700
								30,000	(5)	134,700

Note	Vesting Schedule
(1)	Six month cliff vesting
(2)	33.3% per year beginning on the anniversary of the grant
(3)	13.6% vesting in six months
13.6% vesting in twelve months
54.6% vesting based on certain cash flow performance criteria
9.1% vesting based on closing stock price of $0.35
9.1% vesting based on closing stock price of $0.50
(4)	10%/20%/30%/40% per year beginning on the anniversary of the grant
(5)	See performance vesting schedule on page 60

Option Exercises and Stock Vested in 2006
The following table reports all options exercised in 2006 by our NEOs and the value realized on exercise.

Option Awards
Number of
	Shares	Value
	Acquired on	Realized on
Name	Exercise (#)	Exercise
Kerry Hicks	—	—
Allen Dodge	—	—
David Hicks	—	—
Sarah Loughran (1)	30,000	$96,300
Steve Wood	—	—
(1) Ms. Loughran exercised 30,000 stock options on February 7, 2006, with an exercise price of $0.10 per share and market price of $3.31 per share.
Potential Payments upon Termination or Change in Control
The following table presents the estimated value of the payments and other benefits that would be provided to each of our NEOs under existing plans and arrangements if the NEO’s employment had terminated on December 29, 2006, given the NEO’s compensation as of such date and, if applicable, based on our closing stock price on that date. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be materially different than the payments described below. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

					Involuntary
					for Good
			Involuntary		Reason
	Executive Benefit		Not For		Termination
	and Payments Upon	Voluntary	Cause	For Cause	(Change in
Name	Separation	Termination	Termination	Termination	Control)	Disability	Death

Kerry Hicks	Compensation: (1) Salary	$6,071	$401,336	$58,773	$954,706	$164,177	$6,071
	Incentive Compensation	$130,000	$130,000	$130,000	$520,000	$130,000	$130,000

	Long-Term Incentive Compensation: (2) RSA				$179,600
	RSA-Performance				$484,188

	Benefits & Perquisites (3) Health & Welfare Benefits		$4,278		$4,278
	Accrued Vacation Pay	$47,049	$47,049	$47,049	$47,049	$47,049	$47,049

Allen Dodge	Compensation: (4) Salary	$3,942	$106,702	$3,942	$106,702	$3,942	$3,942
	Incentive Compensation	$26,000	$26,000	$26,000	$26,000	$26,000	$26,000

	Long-Term Incentive Compensation: (2) RSA				$67,350
	RSA-Performance				$112,250

	Benefits & Perquisites (5) Accrued Vacation Pay	$14,880	$14,880	$14,880	$14,880	$14,880	$14,880

					Involuntary
					for Good
			Involuntary		Reason
	Executive Benefit		Not For		Termination
	and Payments Upon	Voluntary	Cause	For Cause	(Change in
Name	Separation	Termination	Termination	Termination	Control)	Disability	Death

David Hicks	Compensation: (1) Salary	$4,128	$255,176	$39,992	$649,683	$111,721	$4,128
	Incentive Compensation	$26,000	$26,000	$26,000	$104,000	$26,000	$26,000

	Long-Term Incentive Compensation: (2) RSA				$67,350
	RSA-Performance				$129,088

	Benefits & Perquisites (3) Health & Welfare Benefits		$5,430		$5,430
	Accrued Vacation Pay	$7,645	$7,645	$7,645	$7,645	$7,645	$7,645

Sarah Loughran	Compensation: (6) Salary	$4,038	$4,038	$4,038	$4,038	$4,038	$4,038
	Incentive Compensation	$26,000	$26,000	$26,000	$26,000	$26,000	$26,000

	Long-Term Incentive Compensation: (2) RSA				$67,350
	RSA-Performance				$176,385

	Benefits & Perquisites (5) Accrued Vacation Pay	$10,811	$10,811	$10,811	$10,811	$10,811	$10,811

Steve Wood	Compensation: (7) Salary	$3,942	$89,359	$3,942	$89,359	$3,942	$3,942
	Incentive Compensation	$5,000	$5,000	$5,000	$5,000	$5,000	$5,000

	Long-Term Incentive Compensation: (2) RSA				$33,675
	RSA-Performance				$134,700

	Benefits & Perquisites (8) Health & Welfare Benefits		$3,565		$3,565
	Accrued Vacation Pay	$(2,121)	$(2,121)	$(2,121)	$(2,121)	$(2,121)	$(2,121)

(1) This amount represents the base salary and incentive compensation due to the NEO under the employment agreement between us and the NEO. The salary component payment depends upon the type of separation event (e.g., change in control, for cause termination, voluntary termination, etc.) and varies from a minimum amount upon voluntary termination (which represents accrued salary as of December 31, 2006 related to 2006 service which had not been paid as of December 31, 2006) to a maximum of 300% of base salary upon a change in control. The incentive compensation component is dependent upon the type of event and varies from a minimum amount (which represents the accrued incentive compensation as of December 31, 2006 related to 2006 service which had not been paid as of December 31, 2006) to a maximum of 300% of the accrued incentive compensation.
(2) The restricted stock award (RSA) represents the value of the shares that would become vested upon a change in control, valued as of December 31, 2006. The performance restricted stock award (RSA — Performance) represents the value of the shares that would become vested upon a change in control as of December 31, 2006. In accordance with the terms of the RSA — Performance, because our stock price was less than $8.00 as of December 31, 2006, 25% of the awards would vest. See pages 60 and 61 for a complete description of the vesting provisions for these awards.
(3) The health and welfare benefits represent payment to be made in accordance with the NEO’s employment agreement. Accrued vacation pay represents amounts accrued for paid-time off earned, but not yet taken, as of December 31, 2006.
(4) The salary amount represents the accrued salary for Mr. Dodge as of December 31, 2006 (for 2006 service which had not been paid as of December 31, 2006) for all separation events with the exception of an involuntary termination without cause or a change in control. For an involuntary termination without cause or a change in control, Mr. Dodge would receive a payment equivalent to six months of his base salary. The incentive compensation amount represents the amount accrued for incentive compensation as of December 31, 2006 (related to 2006 incentive compensation which had not been paid as of December 31, 2006).
(5) Accrued vacation pay represents amounts accrued for paid-time off earned, but not yet taken, as of December 31, 2006.
(6) The salary and incentive compensation amounts represent the amounts accrued for salary and incentive compensation for 2006 service for Ms. Loughran which had not yet been paid as of December 31, 2006. The incentive compensation amount represents the amount accrued for incentive compensation as of December 31, 2006 (related to 2006 incentive compensation which had not been paid as of December 31, 2006).
(7) The salary amount represents the accrued salary for Mr. Wood as of December 31, 2006 (for 2006 service which had not been paid as of December 31, 2006) for all separation events with the exception of an involuntary termination without cause or a change in control. For an involuntary termination without cause or a change in control. Mr. Wood would receive a payment equivalent to five months of his base salary. The incentive compensation amount represents the amount accrued for incentive compensation as of December 31, 2006 (related to 2006 incentive compensation which had not been paid as of December 31, 2006).
(8) These payments would be made to Mr. Wood solely in the event of a termination on a not for cause basis or a change in control. Accrued vacation pay represents amounts accrued for paid-time off earned, but not yet taken, as of December 31, 2006. As Mr. Wood had taken more paid time off than he earned as of December 31, 2006, this amount would be repaid to us.
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
Under each of the employment agreements described above, if the officer is terminated without cause and there has been no change in control of the Company, we will pay the officer his base salary for the remaining term of the agreement and any earned but unpaid salary and incentive compensation. In the event the officer is terminated with cause, regardless of whether there has been a change in control, we will pay the officer his base salary for 60 days following such termination. If the officer is terminated without cause upon a change in control, he is entitled to receive a lump sum payment upon his termination equal to 300% of his base salary plus 300% of his annual incentive compensation for the prior year. Each agreement contains certain confidentiality covenants.

Compensation of Directors
The Nominating and Corporate Governance Committee of the Board of Directors periodically reviews compensation for our non-employee directors. Effective January 1, 2006, annual compensation for each of our non-employee directors was as follows:
(i)	$15,000 in cash; and

(ii)
$15,000 in restricted stock to be issued under our Equity Compensation Plan, with 50% vesting on each of the first two anniversaries of the date of grant. The number of shares issued was determined by dividing $15,000 by $4.39, the closing price of our stock on the date of grant, July 24, 2006.

	Fees Earned
	or Paid in	Stock	Option
Name and Principal Position	Cash ($)(1)	Awards ($)(2)	Awards ($)(3)	Total ($)

John Quattrone	$15,000	$3,298	$2,246	$20,544
Chairman, Compensation Committee
Leslie Matthews, M.D.	$15,000	$3,298	$2,246	$20,544
Chairman, Nominating Committee
Mary Boland	$8,125	$12,967	$—	$21,092
Chairperson, Audit Committee
John Kleinke	$3,750	$—	$96,586	$100,336
(1) This column represents the amount of cash compensation earned in 2006 for Board and committee service. Ms. Boland received a pro-rated amount of cash compensation from her appointment to the Board on June 21, 2006. Mr. Kleinke served as Vice Chairman, an employee of the company, until he resigned from that position effective September 30, 2006 due to commitments outside the company. The cash compensation represents a pro-rated portion of the $15,000 annual Board compensation from October 1, 2006 through December 31, 2006. Mr. Kleinke remains a member of our Board and now receives the same compensation as all non-employee Board members.
(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to 2006 for the fair value of the shares of restricted stock granted on July 24, 2006, calculated in accordance with SFAS 123R. The amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts in this column reflect our financial accounting expense for these awards, are not intended to reflect the actual value that will be recognized by the directors. In addition to the annual restricted stock grant described above, Ms. Boland received an initial grant of 20,000 shares of restricted stock for her appointment to the Board during 2006. These shares were granted on July 24, 2006 and vest in equal installments on each of the first four anniversaries from the date of grant.
(3) This column represents the dollar amount recognized for financial statement reporting purposes with respect to 2006 for the fair value of the option awards which were not fully vested as of January 1, 2006, calculated in accordance with SFAS 123R. The amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. The amounts in this column reflect our financial accounting expense for these awards, are not intended to reflect the actual value that will be recognized by the directors.
The table below lists information regarding outstanding restricted stock held by our directors as of December 31, 2006.
Outstanding Stock Awards at 2006 Year-End

		Stock	Grant-Date
Director	Grant Date	Awards	Fair Value
John Quattrone	7/24/2006	3,416	14,996
Leslie Matthews, M.D.	7/24/2006	3,416	14,996
Mary Boland	7/24/2006	3,416	14,996
	7/24/2006	20,000	87,800
The table below lists information regarding outstanding option awards held by our directors as of December 31, 2006.
Outstanding Option Awards at 2006 Year-End

		Option	Grant-Date
Director	Grant Date	Awards	Fair Value
John Quattrone	11/29/2000	20,000	8,000
	4/17/2002	100,000	5,000
	6/25/2003	50,000	14,000
John Kleinke	6/25/2003	16,667	4,667
	1/1/2005	50,000	121,500

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Ownership of Our Common Stock by Certain Persons
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 20, 2007 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person’s address), (ii) the NEOs, (iii) each director and (iv) all directors and executive officers as a group.

	Number of Shares	Percent of
Name of Beneficial Owner	Beneficially Owned	Outstanding Shares (1)

FMR Corp. (2)	4,292,925	14.4%
Janus Capital Management LLC (3)	1,695,800	10.9%
Magnetar Capital Partners LP (4)	2,562,002	8.6%
Kerry R. Hicks (5)	4,538,641	14.1%
David G. Hicks (6)	1,721,598	5.6%
Sarah Loughran (7)	1,607,467	5.2%
Allen Dodge (8)	782,294	2.6%
Steve Wood (9)	72,150	*
Leslie S. Matthews, M.D.	112,379	*
John Quattrone (10)	173,416	*
J.D. Kleinke (11)	66,667	*
Mary Boland	23,416	*
All directors and executive officers as a group (9 persons) (12)	9,098,028	26.0%

*	Less than one percent.

(1)
Applicable percentage of ownership is based on 29,779,209 shares of common stock outstanding on April 20, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 20, 2007 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2)
FMR Corp. has sole voting power with respect to 0 shares and sole dispositive power with respect to 4,292,925 shares. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and a registered investment advisor, beneficially owns 4,292,925 of these shares as a result of acting as an investment adviser to various registered investment companies. Edward C. Johnson 3d and FMR Corp., through their control of Fidelity and the funds each has sole power to dispose of 4,292,925 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp., nor Edward C. Johnson 3d has the sole power to vote or direct the voting of shares owned directly by the Fidelity Funds, which power resides with the Funds’ Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Board of Trustees. The ownership of one investment company, Select Medical Delivery, amounted to 1,936,675 shares of the common stock outstanding. The address of each of Fidelity Management & Research Company, FMR Corp., Fidelity Management Trust Company, Edward C. Johnson 3d and Select Medical Delivery is 82 Devonshire Street, Boston, Massachusetts 02109. The information in this note is based solely on a Schedule 13G/A filed with the SEC on February 14, 2007 by FMR Corp. and Edward C. Johnson 3d.

(3)
This information is based solely upon a Schedule 13G filed with the SEC on February 14, 2007 by Janus Capital Management LLC (“Janus Capital”) and its affiliate, Janus Venture Fund. Janus Capital provides investment advice to Janus Venture Fund, an investment company registered under the Investment Act of 1940. Shares beneficially owned include 1,563,480 shares held by Janus Venture Fund and shares owned held by Enhanced Investment Technologies LLC (“Enhanced”) and Perkins, Wolf, McDonnell and Company (“Perkins Wolf”). Both Enhanced and Perkins Wolf are indirectly owned by Janus Capital. The address for Janus Capital and Janus Venture Fund is 151 Detroit Street, Denver, Colorado, 80206.

(4)
This information is based solely upon a Schedule 13G filed with the SEC on February 14, 2007 by Magnetar Capital Partners LP (“Magnetar Capital Partners”), and its affiliates Magnetar Financial LLC (“Magnetar Financial”), Supernova Management LLC (“Supernova Management”) and Alec N. Litowitz (“Mr. Litowitz”). Mr. Litowitz is the manager of Supernova Management, which is the general partner of Magnetar Financial and Magnetar Investment Management LLC (“Magnetar Investment Management”). Each of Magnetar Financial and Magnetar Investment Managers are registered investment advisers under the Investment Advisers Act of 1940. Magnetar Financial serves as investment advisor to Magnetar Capital Master Fund, Ltd. Magnetar Investment Management serves as investment advisor to certain managed accounts of Magnetar Capital Master Fund, Ltd., Magnetar SGR Fund LP, Magnetar SGR Fund, Ltd., and certain managed accounts. The address for Magnetar Capital Partners, Magnetar Financial, Supernova Management and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois.

(5)
Includes 10,000 shares of common stock held by The David G. Hicks Irrevocable Children’s Trust and 2,289,823 shares underlying stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership. Mr. Hicks’ address is 500 Golden Ridge Road, Suite 100, Golden, Colorado 80401.

(6)	Includes 1,124,940 shares underlying stock options.

(7)	Includes 886,369 shares underlying stock options.

(8)	Includes 623,500 shares underlying stock options.

(9)	Includes 12,150 shares held by The Wood Family Trust.

(10)	Includes 170,000 shares underlying stock options.

(11)	Includes 66,667 shares underlying stock options.

(12)	Includes 5,161,299 shares underlying stock options, 10,000 shares of common stock held by The David G. Hicks Irrevocable Children’s Trust and 12,150 shares held by The Wood Family Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
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
On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleges, among other items, that the defendants have wasted and continue to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks has converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants have violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle seeks a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurs in this matter. Mr. Cadle also seeks injunctive relief to prevent us from continuing to indemnify Mr. Hicks. The defendants filed a motion to dismiss the shareholder derivative complaint in April 2007. Mr. Cadle’s reply is due in May 2007.
On February 21, 2007, the court of appeals affirmed the district court’s confirmation of the April 2005 award entered in favor of Mr. Hicks. Final briefings on the remaining matters in the arbitration were concluded in April 2007. We expect a decision regarding the remaining matters in the arbitration in May 2007.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
Review, Approval or Ratification of Transactions with Related Parties
The Company has a Code of Conduct that governs the procedures for approval of any related party transactions. The Audit Committee must review and approve any related party transaction, as defined in Item 404(a) of Regulation S-K, promulgated by the Securities and Exchange Commission, before it is consummated.
Board of Directors Independence
The Board of Directors has determined that each of Mary Boland, John Quattrone and Leslie Matthews, M.D. are independent directors within the meaning of the rules of The NASDAQ Stock Market, Inc. In addition, the Board of Directors has determined that each of the three committees of the Board of Directors is also independent within the meaning of the rules of the NASDAQ Stock Market, Inc., including additional requirements relating to Audit Committee members.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees for all services provided by Grant Thornton LLP, our independent registered public accounting firm, for 2006 and 2005 were as follows:
Audit Fees
The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2006 and 2005, the effectiveness of our internal controls over financial reporting as of December 31, 2006 and the review of the our financial statements included in the our quarterly reports on Form 10-Q filed during 2006 and 2005 were $299,349 for all work performed related to 2006 services and $99,953 for all work performed related to 2005 services.
Audit Related Fees
There were no fees billed in 2006 or 2005 for assurance and related services rendered by Grant Thornton LLP that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under “Audit Fees” above.
Tax Fees
There were no fees billed in 2006 or 2005 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning.
All Other Fees
There were no fees billed in 2006 or 2005 for products and services provided by Grant Thornton LLP, other than the services referred to above.
The Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services. Pre-approval of audit and non-audit services that are not prohibited may be pursuant to appropriate policies and procedures established by the Committee for the pre-approval of such services, including through delegation of authority to a member of the Committee. For 2005 and 2006, all audit fees were reviewed and approved in advance of such services.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	1. Financial Statements.
The financial statements were included in our Annual Report on Form 10-K for the year ended December 31, 2006 as initially filed and were listed on page 32 of that report.
2. Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts, was included in our Annual Report on Form 10-K for the year ended December 31, 2006 as initially filed. All other schedules were omitted because they were not applicable, or not required, or the information was shown in the Financial Statements or notes thereto.
(b)	Exhibits.

The following is a list of exhibits filed as part of our annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 0-22019.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)
+10.1*	2006 Equity Compensation Plan
+10.1.2	Form of RSA Agreements
10.3*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))
10.4.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement of Form S-1(File No. 333-17627))
10.4.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)
10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.5 to our Form 10-K for the year ended December 31, 2005)
+10.5.1	Building Lease Amendment
+10.6	Directors Compensation
10.7	Executive Officer Offer of Employment (incorporated by reference to Form 8-K exhibit 99.1, filed on July 10, 2006)
+23.1	Consent of Grant Thornton LLP
++31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
++31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.
++32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.
++32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	- Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

+	- Previously filed.

++	- Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.
Date: April 30, 2007	By /s/ Kerry R. Hicks
Kerry R. Hicks
Chairman, President and Chief Executive Officer

Date: April 30, 2007	By /s/ Allen Dodge
Allen Dodge
Executive Vice President / CFO

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