Form 10-Q
period 2007-03-31
HEALTH GRADES INC
filed 2007-05-10
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended MARCH 31, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 1, 2007, 29,792,106 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	MARCH 31,	DECEMBER 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$19,591,085	$16,024,373
Accounts receivable, net	4,751,657	8,895,709
Prepaid expenses and other	923,438	712,021
Prepaid income taxes	18,591	—

Total current assets	25,284,771	25,632,103

Property and equipment, net	2,086,169	1,765,961
Intangible assets, net	487,029	115,001
Goodwill	3,106,181	3,106,181
Deferred income taxes	443,446	400,339

Total assets	$31,407,596	$31,019,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$158,963	$340,742
Accrued payroll, incentive compensation and related expenses	1,337,332	1,838,282
Accrued expenses	644,830	311,941
Current portion of capital lease obligations	1,411	1,391
Current portion of deferred rent	61,437	75,074
Deferred revenue	14,938,694	15,897,374
Deferred income taxes	145,968	63,190
Income taxes payable	—	76,288

Total current liabilities	17,288,635	18,604,282
Long-term portion of capital lease obligations	3,503	3,863
Long-term portion of deferred rent	293,608	268,392

Total liabilities	17,585,746	18,876,537

Commitments and contingencies

Minority interest	522,256	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 50,159,986 and 48,775,357 shares issued as of March 31, 2007 and December 31, 2006, respectively	50,160	48,775
Additional paid-in capital	95,333,801	94,604,033
Accumulated deficit	(64,803,770)	(65,465,104)
Treasury stock, 20,386,730 and 20,321,910 shares as of March 31, 2007 and December 31, 2006, respectively	(17,280,597)	(17,044,656)

Total stockholders’ equity	13,299,594	12,143,048

Total liabilities and stockholders’ equity	$31,407,596	$31,019,585

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Ratings and advisory revenue	$7,880,859	$6,102,257
Other	2,450	120

Total revenue	7,883,309	6,102,377

Expenses:
Cost of ratings and advisory revenue	1,358,069	1,150,146

Gross margin	6,525,240	4,952,231

Operating expenses:
Sales and marketing	2,032,781	1,794,506
Product development	1,230,906	829,886
General and administrative	2,380,306	1,718,573

Income from operations	881,247	609,266

Other:
Other	—	450
Interest income	229,958	137,427
Interest expense	(110)	(113)
Minority interest	53,590	—

Income before income taxes	1,164,685	747,030

Income tax expense	503,351	348,906

Net income	$661,334	$398,124

Net income per common share (basic)	$0.02	$0.01

Weighted average number of common shares used in computation (basic)	28,566,594	28,233,054

Net income per common share (diluted)	$0.02	$0.01

Weighted average number of common shares used in computation (diluted)	33,817,837	34,267,275

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
OPERATING ACTIVITIES
Net income	$661,334	$398,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,369	134,977
Non-cash equity compensation expense	249,295	172,764
Tax benefit from stock option exercise	(443,603)	(337,012)
Deferred income taxes	39,671	7,894
Minority interest	(53,590)	—
Change in operating assets and liabilities:
Accounts receivable	4,144,052	2,232,888
Prepaid expenses and other assets	(211,417)	(272,348)
Accounts payable	(181,779)	(66,889)
Accrued payroll, incentive compensation and related expenses	(500,950)	(473,642)
Accrued expenses	332,889	407,975
Income taxes payable	356,248	329,265
Deferred revenue	(958,680)	(319,871)
Deferred rent	11,579	(13,011)

Net cash provided by operating activities	3,683,418	2,201,114
INVESTING ACTIVITIES
Purchase of property and equipment	(536,605)	(382,006)
Purchases of held-to-maturity investments	—	(4,886,380)
Proceeds from sale of property and equipment	10,000	—
Proceeds from maturity of held-to-maturity investments	—	1,700,000

Net cash (used in) investing activities	(526,605)	(3,568,386)

FINANCING ACTIVITIES
Payments under capital lease obligations	(340)	(320)
Excess tax benefits from stock-based payment Arrangements	443,603	337,012
Purchase of treasury stock	(235,941)	—
Exercise of common stock options	202,577	58,226

Net cash provided by financing activities	409,899	394,918

Net increase (decrease) in cash and cash equivalents	3,566,712	(972,354)
Cash and cash equivalents at beginning of period	16,024,373	9,682,106

Cash and cash equivalents at end of period	$19,591,085	$8,709,752

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Certain prior year amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the three month period ended March 31, 2007 presentation. Such reclassifications had no impact on net income for the three month period ended March 31, 2006.
Consolidation and Minority Interest
On January 19, 2007, we became majority owner of a newly formed company, Healthcare Credit Solutions, LLC (“HCS”). In consideration for a 50.1% ownership interest, we contributed $750,000 in cash. In addition to the cash contribution, we also contributed a trademark license agreement that entitles HCS to use all of our registered and unregistered trademarks and service marks under certain conditions. The minority owner, HealthCo, LLC (“HealthCo”), contributed intellectual property in the form of non-competition agreements for a minority ownership interest of 49.9%. HealthCo is owned by three individuals, including Steve Wood, a HealthGrades Executive Vice President. Profit and loss distributions between us and HealthCo will be 42% and 58%, respectively. We maintain a controlling interest in HCS through our equity interest as well as the number of board seats we hold. The board of HCS is comprised of five members, three of which are appointed by us and two of which are appointed by HealthCo. Beginning in January 2007, we began to consolidate the accounts of HCS, record as minority interest the ownership interest of HealthCo, and eliminate all significant intercompany balances and transactions.
A valuation analysis of the trademark and non-competition agreements that were contributed to HCS was performed by an independent consulting firm specializing in valuation engagements. Based on the analysis, the consulting firm determined the fair value of our contributed trademark license to be $168,000. As the controlling majority owner, the value assigned to the trademark license is recorded at our carrying value, or $0, as the costs of internally developing intangible assets are expensed as incurred pursuant to the requirements of the Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets. The non-competition agreements contributed by HealthCo were assigned a value of $404,000 with a five-year useful life. To determine the fair value of the non-competition agreements, the lost profits method of the income approach was utilized. The lost profits method reflects the value of an intangible asset based on the avoidance of a loss in revenue that would likely occur without the agreement. The non-competition agreements are included in intangible assets on our balance sheet. Amortization expense relative to the non-competition agreements for the three months ended March 31, 2007 was approximately $16,000.
Minority interest of approximately $54,000 in the income statement represents HealthCo’s 58% share of the operating loss of HCS. Minority interest of approximately $522,000 on the balance sheet is presented between liabilities and equity, also referred to as the “mezzanine” presentation as mandated by the Securities and Exchange Commission. This balance represents HealthCo’s capital at March 31, 2007, adjusted for minority interest on the income statement, and an initial capital reallocation of approximately $172,000 between us and HealthCo pursuant to Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). SAB 51 allows the difference between the carrying amount of our investment in HCS and the underlying net book value of HCS to be reflected as a capital transaction.
Recently Issued Accounting Pronouncements
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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 is effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting SFAS 159. At this time, we do not expect the application of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.
NOTE 2 — INTERNALLY DEVELOPED SOFTWARE
In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $58,000 and $41,000 of software development costs incurred during the three months ended March 31, 2007 and 2006, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense relative to internally developed software for the three months ended March 31, 2007 and 2006 was approximately $61,000 and $0, respectively, and is included in depreciation and amortization expense.
NOTE 3 — LETTER OF CREDIT
In connection with a lease we executed in December 2004 for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount of the standby letter of credit will be automatically decreased to the new aggregate amount(s) on the effective dates listed below, provided that the available amount exceeds the aggregate amounts(s) listed below.

Effective Date(s)	New Aggregate Amount(s)
February 15, 2007	$335,000
February 15, 2008	$170,000
February 15, 2009	$45,000
As of March 31, 2007, the available amount of the standby letter of credit was $335,000. The balance of the standby letter of credit issued and outstanding is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.

NOTE 4 — LEGAL PROCEEDINGS
Agreement with Hewitt Associates LLC
Effective June 30, 2005, we entered into a Development and Services Agreement that was amended in September 2005 (collectively, the “Hewitt Agreement”), with Hewitt Associates LLC (“Hewitt”). Under the Hewitt Agreement, we were to develop and host applications that would enable Hewitt’s clients to make available to their employees and other participants enhanced Health Grades healthcare quality information as well as other information regarding providers in a particular health plan’s network. Such information was to include our hospital and physician quality information along with health plan supplied data.
Under the Hewitt Agreement, during an initial evaluation period that ended on December 31, 2005, we provided pilot services to one Hewitt client. The Hewitt Agreement provided that, at the end of the evaluation period, Hewitt would determine whether we were successful in providing the pilot services. In addition, during the evaluation period, Hewitt would evaluate our capacity to collect, process, integrate, deploy, maintain and update provider-specific data received from health plans that will enable a Hewitt client participant to determine the identity of providers in a health plan’s network (“Network Tag Services”). If Hewitt determined that the pilot services were not successful or otherwise did not warrant continuation of the Hewitt Agreement, or if Hewitt determined that we were not suitable to provide the Network Tag Services on an ongoing basis, Hewitt could terminate the Hewitt Agreement. The Hewitt Agreement provided that notice of such termination must be sent to us no later than December 31, 2005. For the year ended December 31, 2005, $400,000 was included in our ratings and advisory revenue in the statement of income with respect to fees related to the initial pilot services. No revenue was recorded under the Hewitt Agreement for the year ended December 31, 2006.
Under the Hewitt Agreement, if Hewitt’s evaluations were favorable, Hewitt would pay to us a fee based upon the total number of Hewitt clients’ participants with access to our websites, and the type of services to which the participants had access, in accordance with a fee schedule attached to the Hewitt Agreement, subject to minimum payments of $3,000,000 per annum in 2007, 2008 and 2009.
On March 28, 2006, we filed a Demand for Arbitration before the American Arbitration Association (“AAA”) against Hewitt regarding the Hewitt Agreement. The Demand for Arbitration alleged, among other things, that on December 31, 2005, Hewitt sent us a letter in which Hewitt concluded that the provision of the pilot services was “successful,” and that, with regard to the Network Tag Services, the health plans have been slow to respond to the Hewitt/Health Grades request for data. Moreover, the Demand for Arbitration alleged that Hewitt did not terminate the Hewitt Agreement on December 31, 2005 and that follow up e-mails from Hewitt made reference to Hewitt’s desire to “amend the existing Hewitt Agreement ...”. The Demand for Arbitration further alleged that our response to Hewitt’s December 31, 2005 letter, while committing us to the relationship, reminded Hewitt that bringing the health plan information to us was one of the principal responsibilities Hewitt had under the Hewitt Agreement. In addition, the Demand for Arbitration stated that, on March 10, 2006, Hewitt claimed that the December 31, 2005 letter invoked the right to terminate the Hewitt Agreement, even though the December 31 letter made no reference to terminating the Hewitt Agreement; moreover, on March 15, 2006, Hewitt administrators refused to continue to perform Hewitt’s obligations under the Hewitt Agreement.
In the Demand for Arbitration, we claimed, among other things, that Hewitt willfully repudiated and breached the terms of the Hewitt Agreement by falsely contending that it had the right to terminate the Hewitt Agreement based on our performance of the pilot services and the Network Tag Services, by refusing to continue to perform under the Hewitt Agreement, and by falsely contending that we had materially breached the Hewitt Agreement when Hewitt had precluded us from providing services under the Hewitt Agreement and our performance had at all times been commendable. We sought $21 million in damages, plus costs.
On April 17, 2006, Hewitt filed a Response to our Demand for Arbitration, generally denying our allegations and requesting that the arbitration panel dismiss our claim in its entirety and award Hewitt arbitration fees and any attorney fees or other costs incurred. As required by the Hewitt Agreement, a panel of three arbitrators would hear the matter.
The panel was selected and received evidence for six days in February 2007. See Note 9 for the current status of this matter.
Indemnification of our Chief Executive Officer and Derivative Complaint
For the three months ended March 31, 2007, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $185,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.

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
Mr. Hicks has not been paid the arbitration award. The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award on October 26, 2005. The collection agency appealed the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks. On February 21, 2007, the court of appeals affirmed the district court’s confirmation of the April 2005 award entered in favor of Mr. Hicks. See Note 9 for the current status of this matter.
The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006. See Note 9 for the current status of this matter.
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

On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleges, among other items, that the defendants have wasted and continue to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks has converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants have violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle seeks a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurs in this matter. Mr. Cadle also seeks injunctive relief to prevent us from continuing to indemnify Mr. Hicks. See Note 9 for the current status of this matter.
Gotham/Primarius Complaint
On March 28, 2007, Gotham Holdings, LP, Primarius Partners LP, Primarius Offshore Partners LTD., Primarius Focus LP and Primarius China Fund LP (collectively, the “Plaintiffs”) commenced an action in the United States District Court, Southern District of New York against us, MDB Capital Group (“MDB”) and Essex Woodlands Health Ventures (“Essex”). The case relates to sales made by Essex in December 2005 and February 2006 of approximately 9.1 million shares of our common stock, to a number of investors, including the Plaintiffs. These sales occurred under a registration statement that we initially filed with the Securities and Exchange Commission on May 6, 2005. Essex engaged a broker, MDB, in connection with the sales. We did not receive any proceeds from these sales.
The Plaintiffs allege claims under Section 10(b) of the Exchange Act and Rule 10b-5, Section 12 of the Securities Act, fraud with respect to alleged material misrepresentations and/or omissions of material fact and negligent misrepresentation in connection with the Plaintiffs’ purchase of our common stock. As they relate to us, the claims arise out of presentations made by company management at the request of Essex, to Plaintiffs (or alleged related parties to the Plaintiffs) in December 2005 and February 2006. Specifically, the claims relate to alleged misrepresentations by company management regarding the likelihood that the Hewitt Agreement would move to full implementation.
Although this action was filed on March 28, 2007, we have not yet been served with this complaint. We believe the claims made are without merit and we intend to vigorously defend this matter. Reference is also made to Note 9 with respect to the award entered by the panel of arbitrators on May 1, 2007, regarding our claims against Hewitt in our Demand for Arbitration.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
NOTE 5 — COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the repurchase program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2007, we repurchased 52,120 shares recorded as treasury stock, at an average per share price of $4.53, for an aggregate cost of $235,941, which includes commissions and service charges.

Equity Compensation Plan
A summary of stock option activity for the three months ended March 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2006	6,649,543	$0.56
Granted	—	—
Exercised	(287,247)	0.71
Forfeited	(4,945)	2.40
Expired	(7,000)	5.75

Outstanding at March 31, 2007	6,350,351	$0.55	4.72	$36,544,748

Vested or expected to vest at March 31, 2007	6,342,192	$0.55	4.71	$36,514,782

Exercisable at March 31, 2007	6,078,384	$0.46	4.59	$35,545,867

A summary of the status of nonvested restricted stock activity for the three months ended March 31, 2007 is as follows:

	Number of	Weighted Average
	Restricted Stock	Grant-Date Fair
	Awards	Value Per Share
Nonvested at December 31, 2006	1,075,332	$4.40
Granted	10,550	5.23
Vested	—	—
Forfeited	(1,200)	4.39

Nonvested at March 31, 2007	1,084,682	$4.41

Expected to vest at March 31, 2007	232,915	$4.45

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Cost of ratings and advisory revenue	$25,774	$23,278
Sales and marketing	121,706	77,034
Product development	43,192	35,434
General and administrative	58,623	37,018

Total stock-based compensation expense	$249,295	$172,764

NOTE 6 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007	2006
Numerator for both basic and diluted earnings per share:
Net income	$661,334	$398,124

Denominator:
Denominator for basic net income per common share—weighted average shares	28,566,594	28,233,054
Effect of dilutive securities:
Stock options, warrants and restricted stock awards	5,251,243	6,034,221

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	33,817,837	34,267,275

Net income per common share (basic)	$0.02	$0.01

Net income per common share (diluted)	$0.02	$0.01

For the three months ended March 31, 2007, the number of our common shares issued increased by 287,247 shares due to the exercise of stock options. For the three months ended March 31, 2007, we received approximately $0.2 million in payment of the exercise price of the options. During the three months ended March 31, 2006, the number of our common shares issued and outstanding increased by 204,804 shares, respectively, due to the exercise of stock options. For the three months ended March 31, 2006, we received approximately $58,000 in payment of the exercise price of the options.
NOTE 7 — INCOME TAXES
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.
Upon adoption, and as of March 31, 2007, we had no unrecognized tax benefits — that is, the tax effect of differences between tax return positions and the benefits recognized in our financial statements. We are subject to income taxes in the U.S. federal jurisdiction and various states. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $107,432 and $11,700 for the three months ended March 31, 2007 and 2006, respectively. Cash paid for interest expense amounted to $110 and $113 for the three months ended March 31, 2007 and 2006, respectively.
Non-cash financing and investing are as follows:

Non-competition agreements contributed to HCS by HealthCo	$404,000
SAB 51 adjustment for investment in majority-owned subsidiary	$171,846
See Note 1 for a discussion of the formation of HCS.
NOTE 9 — SUBSEQUENT EVENTS
On May 1, 2007, the panel of arbitrators in the Hewitt arbitration entered an award with respect to our claims against Hewitt. The panel found that the Hewitt Agreement was a valid and enforceable contract. The panel also found that the letter Hewitt sent to us on December 31, 2005 did not terminate the Hewitt Agreement and that Hewitt breached the agreement. The arbitration panel awarded us $3.6 million plus an additional amount of $467 per day until the award is paid or reduced to judgment. The panel’s award was based upon the three-year minimum annual guarantee under the Hewitt Agreement. This guarantee was $3 million annually for 2007, 2008 and 2009. The panel reduced this amount by its estimate of expected costs of generating these revenues. After deriving a net revenue amount, the panel performed a present value calculation of the net revenue amount utilizing a discount rate of 15%. Finally, the panel added prejudgment interest of approximately $192,000.
In addition, the panel concluded that we were the “prevailing party” pursuant to the Hewitt Agreement. As such, the panel ruled that we are entitled to an award of our reasonable attorneys’ fees and costs. We have calculated our attorneys’ fees and costs through April 30, 2007 to be approximately $878,000. We will submit our request for an award of attorneys’ fees and costs by May 25, 2007. This request will include any additional fees and costs incurred by us subsequent to April 30, 2007 and to the date of filing. Hewitt must submit its response, if any, to our request for attorneys’ fees and costs on or before June 8, 2007. The panel will rule on the submissions and issue a final award approximately 30 days after the date all submissions on the attorneys’ fees and costs issue are received by them.

With respect to the legal matter concerning the indemnification of our Chief Executive Officer, final briefings on the remaining matters in the arbitration were concluded in April 2007. We expect a decision regarding these remaining matters in the arbitration in May 2007.
In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The plaintiff filed a reply to this motion in May 2007.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning the anticipated tax rate for the remainder of 2007, sufficiency of available funds, anticipated future revenues, consistency of general and administrative expenses, exercises of stock options and impact of interest rates in our investment account are “forward looking statements,” within the meaning of The Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, higher than anticipated retention of equity grants, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”), particularly under “Risk Factors” in Item 1A. Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention — We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. During the three months ended March 31, 2007, our increased revenues as compared to the three months ended March 31, 2006 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QAI) programs. In addition, during the three months ended March 31, 2007 we generated revenue from our first contract with a hospital system (Tenet Healthcare) for our Internet Patient Acquisition program which we signed in April 2006.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. An obstacle to maintaining high retention rates for our SQP and SQI clients is that clients may have lost their high ratings on any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, we have found that in many cases, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give hospitals the ability to utilize any additional marketing messages they have for our individual service lines as well. However, if the hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of its agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
We typically receive a non-refundable payment for the first year of the contract term, which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date, upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our cash flow from operations could be adversely affected.
For the three months ended March 31, 2007, we retained, or signed new, contracts representing approximately 72% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 67% for the three months ended March 31, 2006. For contracts that expired at the end of their three-year term, our retention rate is lower especially with respect to our quality improvement clients than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our quality improvement clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract.

RESULTS OF OPERATIONS
Revenue Overview

	Three months ended	Three months ended
Product Area	March 31, 2007	March 31, 2006
Provider Services	$5,943,345	$4,627,507
Internet Business Group	1,543,524	905,500
Strategic Health Solutions	393,990	569,250

Total	$7,880,859	$6,102,257

We provide revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our quality reports to consumers, revenue from our Internet Patient Acquisition™ program and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consultants, health plans and others as well as any sales of our data.
Ratings and advisory revenue. Total revenue for the three months ended March 31, 2007 increased 29% to approximately $7.9 million compared to $6.1 million for the three months ended March 31, 2006 as a result of strong growth in our Provider Services and Internet Business Group products. For the three months ended March 31, 2007, sales of our suite of marketing products (SQI and SQP) and quality assessment and improvement products (QA and QAI) to hospitals accounted for approximately $1.3 million or 74% of the increase in revenue; and sales of our Internet Patient Acquisition™ program, quality reports to consumers and others accounted for approximately $0.5 million or 26% of the increase in revenue over the three months ended March 31, 2006.
Provider Services
For the three months ended March 31, 2007, Provider Services revenue was approximately $5.9 million, an increase of $1.3 million, or 28% over the three months ended March 31, 2006. These increases principally reflect sales of our marketing products to new hospital clients, sales to existing clients and client retention.
Internet Business Group
For the three months ended March 31, 2007, Internet Business Group revenue, which includes the sale of our quality reports to consumers, revenue from our Internet Patient Acquisition™ program and website advertising and sponsorship revenue, was approximately $1.5 million, an increase of $0.6 million, or 70% over the three months ended March 31, 2006. This increase is due to an increase in revenue from our Internet Patient Acquisition program, launched in 2006, related primarily to the Tenet Healthcare agreement signed in the second quarter of 2006.
Strategic Health Solutions
For the three months ended March 31, 2007, Strategic Health Solutions revenue was approximately $0.4 million, a decrease of $0.2 million, or 31% over the three months ended March 31, 2006. We recorded revenues of $0.2 million from our old agreement with Hewitt Associates during the three months ended March 31, 2006, and did not record any revenue under this program during the first quarter of 2007. In addition, the sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others are very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.
Cost of ratings and advisory revenue. For the three months ended March 31, 2007, cost of ratings and advisory revenue was $1.4 million, or approximately 17% of ratings and advisory revenue, compared to $1.2 million or approximately 19% of ratings and advisory revenue for the three months ended March 31, 2006. The increase in cost of ratings and advisory revenue is consistent with the increased growth in ratings and advisory revenue. As a percentage of ratings and advisory revenue, the cost of ratings and advisory revenue decreased by 2% compared to the three months ended March 31, 2006 due to the increase in SQP sales. As our SQP sales do not require substantial incremental costs, these programs have high margins.
Sales and marketing costs. Sales and marketing costs for the three months ended March 31, 2007 were approximately $2.0 million, or 26% of ratings and advisory revenue. Sales and marketing costs were approximately $1.8 million, or 29% of ratings and advisory revenue for the three months ended March 31, 2006. The decrease in sales and marketing costs in the three months ended March 31, 2007 over the same periods in 2006, as a percentage of ratings and advisory revenue, is primarily due to less spending on online advertising for consumers and higher ratings and advisory revenue.

Product development costs. Product development costs increased from approximately $830,000 for the three months ended March 31, 2006 to approximately $1.2 million for the three months ended March 31, 2007. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 700,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.
General and administrative expenses. For the three months ended March 31, 2007, general and administrative expenses increased to approximately $2.4 million, from approximately $1.7 million for the three months ended March 31, 2006. Contributing to the increase in general and administrative expenses for the three months ended March 31, 2007, were increases in our legal fees, accounting fees and general IT support of approximately $175,000, $122,000 and $102,000 respectively, over the three months ended March 31, 2006. Legal fees of approximately $747,000 for the three months ended March 31, 2007 relate primarily to indemnification expenses for our Chief Executive Officer and the fees we incurred with respect to the arbitration claims against Hewitt. Accounting fees rose over prior year due to accounting services related to our year-end audit as well as fees associated with respect to our Sarbanes-Oxley Section 404 compliance efforts.
Operating income. Operating income for the three months ended March 31, 2007 increased 45% to approximately $881,000 from $609,000 for the three months ended March 31, 2006.
Interest income. Interest income increased by approximately $93,000 for the three months ended March 31, 2007 as compared to the same period in 2006. The increase in interest income was primarily attributable to higher cash balances during the three months ended March 31, 2007 compared to 2006, as well as increased investment yields resulting from higher market interest rates earned on our invested cash. All of the interest income represents interest earned from our cash and cash equivalents. We do not expect that a decrease in interest rates in the investment accounts would have a material impact on our financial position.
Minority interest. Minority interest, representing HealthCo’s 58% share of the operating loss of HCS, was approximately $54,000 for the three months ended March 31, 2007. See Note 1.
Income taxes. Income taxes increased approximately $154,000 to approximately $503,000 for the three months ended March 31, 2007 from approximately $349,000 reported during the three months ended March 31, 2006. For the three months ended March 31, 2007, our effective income tax rate was approximately 43% compared to 47% for the first quarter of 2006, and compared to the 42% rate that we expect for the full year 2007, due principally to the impact of non-deductible compensation expense related to incentive stock options.
Net income. Net income for the three months ended March 31, 2007 was approximately $661,000 or $0.02 per diluted share, compared to approximately $398,000 or $0.01 per diluted share, for the same period of 2006.
NEW ACCOUNTING PRONOUNCEMENTS
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.
Upon adoption, and as of March 31, 2007, we had no unrecognized tax benefits — that is, the tax effect of differences between tax return positions and the benefits recognized in our financial statements. We are subject to income taxes in the U.S. federal jurisdiction and various states. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements.
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

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 is effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting SFAS 159. At this time, we do not expect the application of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.
There were no other new accounting pronouncements issued during the first three months ended March 31, 2007 that had a material impact on our financial position, operating results or disclosures.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2007, we had working capital of approximately $8.0 million, an increase of $1.0 million from working capital of approximately $7.0 million as of December 31, 2006. Included in current liabilities as of March 31, 2007 is $14.9 million in deferred revenue, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
For the three months ended March 31, 2007, cash provided by operations was approximately $3.7 million compared to cash provided by operations of approximately $2.2 million for the three months ended March 31, 2006, an increase of approximately $1.5 million primarily due to an increase in cash received from customers. Net cash flow used in investing activities was approximately $0.5 million in the first quarter of 2007, compared to approximately $3.6 million of cash used in the three months ended March 31, 2006, a decrease of approximately $3.1 million primarily due to $4.9 million of purchases of short-term investments for the three months ended March 31, 2006. During the three months ended March 31, 2007, we incurred approximately $0.5 million in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. Net cash flow provided by financing activities was approximately $0.4 million for the first three months of 2007 and 2006. Included in cash flow provided by financing activities for the three months ended March 31, 2007 and 2006 is approximately $0.2 million and $0, respectively, in purchases of treasury stock.
During the three months ended March 31, 2007, the number of our common shares issued increased by approximately 287,247 shares due to the exercise of stock options. We received approximately $203,000 in cash from the exercise of these stock options. As of March 31, 2007, we have outstanding options to purchase approximately 6.4 million shares of our common stock, at a weighted average exercise price of $0.55 per share. Therefore, we anticipate that additional options will be exercised.
On January 19, 2007, we became majority owner of a newly formed company, HCS. In consideration for a 50.1% ownership interest, we contributed $750,000 in cash. In addition to the cash contribution, we also contributed a trademark license agreement which entitles HCS to use all of our registered and unregistered trademarks and service marks under certain conditions. The minority owner, HealthCo, contributed intellectual property in the form of non-competition agreements for an ownership interest of 49.9%. The non-competition agreements, which were assigned a value of $404,000 with a five-year useful life and the SAB 51 adjustment for investment in majority-owned subsidiary of $172,000, are reported as non-cash investing and financing activities. As the controlling, majority owner, the $168,000 fair value assigned to the trademark is recorded at our carrying value, or $0. See Notes 1 and 8 to our condensed consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of March 31, 2007, our total investment in these accounts amounted to approximately $19.6 million. This amount is included in the cash and cash equivalents on our balance sheet. For the three months ended March 31, 2007, interest earned on these accounts was approximately $230,000.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) under Item 3, “Legal Proceedings” relating to our Demand for Arbitration against Hewitt Associates LLC (“Hewitt”). The panel received evidence for six days in February 2007. On May 1, 2007, the arbitration panel entered its interim award in favor of Health Grades, awarding us $3.6 million in damages (including prejudgment interest of approximately $192,000), plus attorneys’ fees and costs, as the prevailing party. We anticipate that the amount of attorneys’ fees and costs awarded to us will be determined in June 2007. See also the disclosure in Notes 4 and 9 of the Notes to Condensed Consolidated Financial Statements contained in this report.
Reference is made to the disclosure in our Form 10-K under item 3, “Legal Proceedings,” relating to the indemnification of our Chief Executive Officer. On February 21, 2007, the court of appeals affirmed the district court’s confirmation of the April 2005 award entered in favor of Mr. Hicks. Final briefings on the remaining matters in the arbitration were concluded in April 2007. We expect a decision in May 2007. With respect to the shareholder derivative complaint, the defendants filed a motion to dismiss the shareholder derivative complaint in April 2007 and the plaintiff filed a reply to the motion in May 2007. See also the disclosure in Notes 4 and 9 of the Notes to Condensed Consolidated Financial Statements contained in this report.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer to the Form 10-K for information concerning risks and uncertainties that could negatively impact us.
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

The following chart provides information regarding common stock purchases by us for the three months ended March 31, 2007.
Issuer Purchases of Equity Securities

Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share (1)	Programs	Programs
January 1, 2007 through January 31, 2007	52,120	$4.49	52,120	2,189,360
February 1, 2007 through February 28, 2007	—	—	—	—
March 1, 2007 through March 31, 2007	—	—	—	—

Total	52,120	$4.49	52,120	2,189,360

(1)	Average price paid per share excludes commissions and service charges.
ITEM 6. EXHIBITS
Exhibits —
3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d—14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d—14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d—14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d—14(b).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: May 10, 2007	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President / CFO

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