Form 10-Q
period 2007-06-30
HEALTH GRADES INC
filed 2007-08-09
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from  _____  to  _____
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☑
On July 31, 2007, 30,199,356 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	JUNE 30,	DECEMBER 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$28,334,490	$16,024,373
Accounts receivable, net	2,395,076	8,895,709
Prepaid expenses and other	767,351	712,021

Total current assets	31,496,917	25,632,103

Property and equipment, net	1,973,042	1,765,961
Intangible assets, net	451,147	115,001
Goodwill	3,106,181	3,106,181
Deferred income taxes	491,861	400,339

Total assets	$37,519,148	$31,019,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$184,788	$340,742
Accrued payroll, incentive compensation and related expenses	1,327,579	1,838,282
Accrued expenses	531,514	311,941
Current portion of capital lease obligations	1,433	1,391
Current portion of deferred rent	63,805	75,074
Deferred revenue	14,719,312	15,897,374
Deferred income taxes	57,189	63,190
Income taxes payable	2,236,874	76,288

Total current liabilities	19,122,494	18,604,282

Long-term portion of capital lease obligations	3,137	3,863
Long-term portion of deferred rent	264,035	268,392

Total liabilities	19,389,666	18,876,537

Commitments and contingencies

Minority interest	443,843	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 50,291,353 and 48,775,357 shares issued as of June 30, 2007 and December 31, 2006, respectively	50,291	48,775
Additional paid-in capital	95,885,929	94,604,033
Accumulated deficit	(60,969,984)	(65,465,104)
Treasury stock, 20,392,680 and 20,321,910 shares as of June 30, 2007 and December 31, 2006, respectively	(17,280,597)	(17,044,656)

Total stockholders’ equity	17,685,639	12,143,048

Total liabilities and stockholders’ equity	$37,519,148	$31,019,585

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2007	2006	2007	2006

Revenue:
Ratings and advisory revenue	$8,033,201	$6,662,090	$15,914,060	$12,764,347
Other	3,410,651	5,000	3,413,101	5,120

Total revenue	11,443,852	6,667,090	19,327,161	12,769,467

Expenses:
Cost of ratings and advisory revenue	1,283,689	1,078,381	2,641,758	2,228,527

Gross margin	10,160,163	5,588,709	16,685,403	10,540,940

Operating expenses:
Sales and marketing	2,209,384	1,788,568	4,242,165	3,583,074
Product development	1,347,447	834,518	2,578,353	1,664,404
General and administrative	942,324	1,449,246	3,322,630	3,167,819

Income from operations	5,661,008	1,516,377	6,542,255	2,125,643

Other:
Gain on sale of assets and other	—	—	—	450
Interest income	479,507	167,735	709,465	305,162
Interest expense	(1,125)	(92)	(1,235)	(205)
Minority interest	78,413	—	132,003	—

Income before income taxes	6,217,803	1,684,020	7,382,488	2,431,050
Income tax expense	2,384,017	704,734	2,887,368	1,053,640

Net income	$3,833,786	$979,286	$4,495,120	$1,377,410

Net income per common share (basic)	$0.13	$0.03	$0.16	$0.05

Weighted average number of common shares used in computation (basic)	28,729,766	28,408,361	28,648,630	28,320,387

Net income per common share (diluted)	$0.11	$0.03	$0.13	$0.04

Weighted average number of common shares used in computation (diluted)	33,926,878	33,987,459	33,874,212	34,127,046

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$4,495,120	$1,377,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503,757	288,408
Non-cash equity compensation expense	473,068	314,372
Tax benefit from stock option exercise	(672,568)	(602,133)
Deferred income taxes	(97,523)	425,369
Minority interest	(132,003)	—
Change in operating assets and liabilities:
Accounts receivable	6,500,633	2,637,262
Prepaid expenses and other assets	(55,330)	(163,138)
Accounts payable	(155,954)	(198,852)
Accrued payroll, incentive compensation and related expenses	(510,703)	(464,467)
Accrued expenses	219,573	171,842
Income taxes payable	2,842,085	615,924
Deferred revenue	(1,178,062)	(734,381)
Deferred rent	(15,626)	(32,096)

Net cash provided by operating activities	12,216,467	3,635,520

INVESTING ACTIVITIES
Purchase of property and equipment	(652,984)	(688,165)
Purchases of held-to-maturity investments	—	(9,646,398)
Proceeds from sale of property and equipment	10,000	—
Proceeds from maturity of held-to-maturity investments	—	2,600,000

Net cash (used in) investing activities	(642,984)	(7,734,563)

FINANCING ACTIVITIES
Payments under capital lease obligations	(684)	(645)
Excess tax benefits from stock-based payment arrangements	672,568	602,133
Exercise of common stock options	300,691	169,701
Purchase of treasury stock	(235,941)	(79,341)

Net cash provided by financing activities	736,634	691,848

Net increase (decrease) in cash and cash equivalents	12,310,117	(3,407,195)
Cash and cash equivalents at beginning of period	16,024,373	9,682,106

Cash and cash equivalents at end of period	$28,334,490	$6,274,911

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Certain prior year amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the six month period ended June 30, 2007 presentation.
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
A valuation analysis of the trademark and non-competition agreements that were contributed to HCS was performed by an independent consulting firm specializing in valuation engagements. Based on the analysis, the consulting firm determined the fair value of our contributed trademark license to be $168,000. As the controlling majority owner, the value assigned to the trademark license is recorded at our carrying value, or $0, as the costs of internally developing intangible assets are expensed as incurred pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. The non-competition agreements contributed by HealthCo were assigned a value of $404,000 with a five-year useful life. To determine the fair value of the non-competition agreements, the lost profits method of the income approach was utilized. The lost profits method reflects the value of an intangible asset based on the avoidance of a loss in revenue that would likely occur without the agreement. The non-competition agreements are included in intangible assets on our balance sheet. Amortization expense relative to the non-competition agreements for the three and six months ended June 30, 2007 was approximately $20,000 and $36,000, respectively.
Minority interest of approximately $78,000 and $132,000 for the three and six months ended June 30, 2007, respectively, in the condensed consolidated statements of income represents HealthCo’s 58% share of the operating loss of HCS. Minority interest of approximately $444,000 in the condensed consolidated balance sheets is presented between liabilities and equity, also referred to as the “mezzanine” presentation as mandated by the Securities and Exchange Commission. This balance represents HealthCo’s capital at June 30, 2007, adjusted for it’s minority interest on the income statement, and an initial capital reallocation of approximately $172,000 between us and HealthCo pursuant to Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). SAB 51 allows the difference between the carrying amount of our investment in HCS and the underlying net book value of HCS to be reflected as a capital transaction.

Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurement. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date this Statement is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged. At this time, we do not expect the application of SFAS 157 will have a material impact on our financial position or results of operations.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 will be effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting SFAS 159. At this time, we do not expect the application of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP amends FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FASB clarifies in this FSP that a tax position could be effectively settled upon examination by a taxing authority. Assessing whether a tax position is effectively settled is a matter of judgment because examinations occur in a variety of ways. In determining whether a tax position is effectively settled, companies should make the assessment on a position-by-position basis, but a company could conclude that all positions in a particular tax year are effectively settled. The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48. We adopted FIN 48 effective January 1, 2007. Companies that applied FIN 48 in a manner consistent with the provisions of this FSP would continue to apply the provisions in this FSP from the date of initial adoption of FIN 48. The application of FSP FIN 48-1 did not have a material impact on our financial position or results of operations.
NOTE 2 — INTERNALLY DEVELOPED SOFTWARE
In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $99,000 and $657,000 of software development costs incurred during the six months ended June 30, 2007 and 2006, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense relative to internally developed software for the three and six months ended June 30, 2007 was approximately $65,000 and $126,000, respectively, and $0 for the three and six months ended June 30, 2006.
NOTE 3 — LETTER OF CREDIT
In connection with a lease we executed in December 2004 for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount of the standby letter of credit will be automatically decreased to the new aggregate amount on the effective dates listed below, provided that the available amount exceeds the aggregate amounts listed below.

Effective Date	New Aggregate Amount
February 15, 2008	$170,000
February 15, 2009	$45,000
As of June 30, 2007, the available amount of the standby letter of credit was $335,000. The balance of the standby letter of credit issued and outstanding is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.

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
On April 17, 2006, Hewitt filed a Response to our Demand for Arbitration, generally denying our allegations and requesting that the arbitration panel dismiss our claim in its entirety and award Hewitt arbitration fees and any attorney fees or other costs incurred. As required by the Hewitt Agreement, a panel of three arbitrators would hear the matter. The arbitration panel was selected and received evidence for six days in February 2007.
On May 1, 2007, the panel of arbitrators in the Hewitt arbitration entered an award with respect to our claims against Hewitt. The panel found that the Hewitt Agreement was a valid and enforceable contract. The panel also found that the letter Hewitt sent to us on December 31, 2005 did not terminate the Hewitt Agreement and that Hewitt breached the agreement. The arbitration panel awarded us approximately $3.4 million, which we recorded as other revenue in the condensed consolidated statements of income for the three and six months ended June 30, 2007. The panel’s award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt Agreement. This guarantee was $3.0 million annually for 2007, 2008 and 2009. The panel reduced this amount by its estimate of expected costs of generating these revenues. After deriving a net revenue amount, the panel performed a present value calculation of the net revenue amount utilizing a discount rate of 15%. Finally, the panel added interest of approximately $208,000, which we recorded as interest income.
In addition, the panel concluded that we were the “prevailing party” pursuant to the Hewitt Agreement. As such, the panel ruled that we are entitled to an award of our reasonable attorneys’ fees and costs. The parties stipulated that our recoverable attorneys fees and costs were approximately $929,000, which we recorded as a reduction to our general and administrative expenses for the three and six months ended June 30, 2007. On June 6, 2007, Hewitt satisfied the total award by payment to us of approximately $4.5 million.

Indemnification of our Chief Executive Officer and Derivative Complaint
For the three and six months ended June 30, 2007, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $197,000 and $382,000, respectively. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award on October 26, 2005. The collection agency appealed the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks. On February 21, 2007, the 10th Circuit Court of Appeals affirmed the district court’s confirmation of the April 2005 award entered in favor of Mr. Hicks. This award has not been paid to Mr. Hicks.
The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006. Final briefings on the remaining matters in the arbitration were concluded in April 2007. On May 14, 2007, the arbitrator entered an award in favor of Mr. Hicks in connection with his claims of defamation and outrageous conduct. For these claims, the arbitrator awarded Mr. Hicks compensatory damages from the collection agency parties totaling $950,000. The arbitrator also awarded Mr. Hicks punitive damages totaling $950,000 against Daniel C. Cadle, Buckeye Retirement Co., LLC, Ltd and The Cadle Company and $10,000 against William Shaulis, Buckeye Retirement Co., LLC, Ltd. and The Cadle Company. Additionally, the arbitrator awarded Mr. Hicks prejudgment interest in the approximate amount of $300,000. With respect to the collection agency parties’ claims against Mr. Hicks, the arbitrator ruled in favor of Mr. Hicks. The arbitrator ruled against Mr. Hicks with respect to his abuse of process claim. This award has not been paid to Mr. Hicks. The award entered on May 14, 2007, if not promptly paid, will be subject to confirmation by the U.S. District Court. On June 22, 2007, Mr. Hicks filed his motion to confirm the arbitration award. The collection agency parties have filed their opposition. We do not know whether the collection agency parties will appeal or otherwise contest the awards, what other actions the collection agency parties may take, when Mr. Hicks will be paid the awards, or when we may receive reimbursement for any or all of the indemnification expenses we have incurred and continue to incur in these matters.

See Note 9 for an update on the indemnification.
Our Board of Directors initially agreed to indemnify Mr. Hicks in December 2004. The determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Mr. Hicks has advised us that he intends to reimburse us for all indemnification expenses we have incurred and continue to incur, from the proceeds of any final awards paid to him, net of any income taxes payable by him resulting from the awards.
By a letter to our Board of Directors dated February 13, 2006, Daniel C. Cadle, one of the collection agency parties, made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. Mr. Cadle threatened suit if he was not paid $10.3 million. We believe these allegations are absurd and completely without merit. To our knowledge, neither Mr. Cadle, or any of the other collection agency parties, has sought to assert any such “claims” against us in the arbitration. We will vigorously contest any such litigation that may be brought against us by the collection agency parties.
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleges, among other items, that the defendants have wasted and continue to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks has converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants have violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle seeks a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurs in this matter. Mr. Cadle also seeks injunctive relief to prevent us from continuing to indemnify Mr. Hicks. In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The plaintiff filed a reply to this motion in May 2007. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007. The plaintiff has appealed the dismissal of the complaint to the 10th Circuit Court of Appeals.
See Note 9 for an update on the shareholder derivative complaint and certain matters involving Daniel C. Cadle.
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

We believe the claims made are without merit and we intend to vigorously defend this matter. Reference is also made with respect to the award entered by the panel of arbitrators on May 1, 2007, regarding our claims against Hewitt in our Demand for Arbitration. As disclosed above, on June 6, 2007, Hewitt satisfied the award by payment to us of approximately $4.5 million. See Note 9 for a description of developments after June 30, 2007.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
NOTE 5 — COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the repurchase program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2007, we repurchased 52,120 shares recorded as treasury stock, at an average per share price of $4.53, for an aggregate cost of $235,941, which includes commissions and service charges. Since the inception of the repurchase program, we have repurchased 810,640 shares recorded as treasury stock at an average price of $4.33, for an aggregate cost of $3,513,017, which includes commissions and service charges. See Note 9 for a discussion of additional repurchases after June 30, 2007.
Equity Compensation Plan
A summary of stock option activity for the six months ended June 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2006	6,649,543	$0.56
Granted	—	—
Exercised	(397,764)	0.76
Forfeited	(17,447)	5.02
Expired	(25,000)	10.07

Outstanding at June 30, 2007	6,209,332	$0.50	4.44	$37,361,924

Vested or expected to vest at June 30, 2007	6,206,141	$0.50	4.44	$37,353,002

Exercisable at June 30, 2007	6,102,981	$0.44	4.38	$37,081,133

A summary of the status of nonvested restricted stock activity for the six months ended June 30, 2007 is as follows:

	Number of	Weighted Average
	Restricted Stock	Grant-Date Fair
	Awards	Value Per Share

Nonvested at December 31, 2006	1,075,332	$4.40
Granted	31,400	5.66
Vested	—	—
Forfeited	(7,150)	4.79

Nonvested at June 30, 2007	1,099,582	$4.43

Expected to vest at June 30, 2007	246,730	$4.55

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of ratings and advisory revenue	$27,031	$20,759	$52,805	$44,037
Sales and marketing	96,696	53,358	218,400	130,392
Product development	44,211	38,144	87,404	73,578
General and administrative	55,835	29,346	114,459	66,365

Total stock-based compensation expense	$223,773	$141,607	$473,068	$314,372

NOTE 6 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for both basic and diluted earnings per share:
Net income	$3,833,786	$979,286	$4,495,120	$1,377,410

Denominator:
Denominator for basic net income per common share—weighted average shares	28,729,766	28,408,361	28,648,630	28,320,387
Effect of dilutive securities:
Stock options and restricted stock awards	5,197,112	5,579,098	5,225,582	5,806,659

Denominator for diluted net income per common share—adjusted weighted average shares	33,926,878	33,987,459	33,874,212	34,127,046

Net income per common share (basic)	$0.13	$0.03	$0.16	$0.05

Net income per common share (diluted)	$0.11	$0.03	$0.13	$0.04

For the three and six months ended June 30, 2007, the number of our common shares issued increased by 110,517 and 397,764 shares, respectively, due to the exercise of stock options. For the three and six months ended June 30, 2007, we received approximately $0.1 million and $0.3 million, respectively, in payment of the exercise price of the options. During the three and six months ended June 30, 2006, the number of our common shares issued and outstanding increased by 263,987 and 468,791 shares, respectively, due to the exercise of stock options. For the three and six months ended June 30, 2006, we received approximately $0.1 million and $0.2 million, respectively, in payment of the exercise price of the options.
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

Upon adoption, and as of June 30, 2007, we had no unrecognized tax benefits. We are subject to income taxes in the U.S. federal, various states and local jurisdictions. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $143,859 and $12,347 for the six months ended June 30, 2007 and 2006, respectively. Cash paid for interest expense amounted to $1,235 and $205 for the six months ended June 30, 2007 and 2006, respectively.
Non-cash financing and investing for the six months ended June 30, 2007 are as follows:

Non-competition agreements contributed to HCS by HealthCo	$404,000
SAB 51 adjustment for investment in majority-owned subsidiary	$171,846
See Note 1 for a discussion of the formation of HCS.
NOTE 9 — SUBSEQUENT EVENTS
Indemnification
On August 3, 2007, Mr. Hicks filed a reply brief to the collection agency parties’ opposition of Mr. Hicks’ motion to confirm the arbitration award.
Shareholder Derivative Complaint
In July 2007, we filed a motion to recover attorneys fees incurred with respect to the shareholder derivative complaint by Mr. Cadle totaling approximately $120,000.
Protection Order
On July 10, 2007, a U.S. District Court Judge entered an order precluding Daniel C. Cadle from engaging in 13 acts that the arbitrator found to be outrageous. On July 20, 2007, a County Court Judge in Jefferson County, Colorado, entered a Permanent Civil Protection Order against Daniel C. Cadle. The Protection Order requires that Mr. Cadle stay at least 250 yards from Mr. Hicks, his residences and our headquarters.
Gotham/Primarius Complaint
On July 9, 2007, we filed a motion to dismiss the Gotham/Primarius complaint.
Restricted Stock Awards
During July and August 2007, we granted 266,150 restricted stock awards to new employees and mostly to certain employees as part of an annual grant. The weighted average grant-date fair value of the restricted stock awards was approximately $6.50 per share.
Treasury Stock
In August 2007, we repurchased 83,900 shares of our common stock for approximately $485,000, including commissions and service charges, under our stock repurchase program discussed in Note 5. These shares will be accounted for as treasury stock, at cost.

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
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention — We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. During the six months ended June 30, 2007, our increased ratings and advisory revenues as compared to the six months ended June 30, 2006 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP), Strategic Quality Initiative (SQI) and Quality Assessment and Improvement (QA and QAI) programs. In addition, during the six months ended June 30, 2007 we continued to generate revenue from our first contract with a hospital system (Tenet Healthcare) for our Internet Patient Acquisition program, which we signed in April 2006.
During the second quarter of 2007, we increased our efforts in the deployment of an advertising/sponsorship platform including the following: recommendations on design of the website to optimize ad placement and identification of potential ad server partners, among other things.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. We typically receive a non-refundable payment for the first year of the contract term, which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date of contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our cash flow from operations could be adversely affected. An obstacle to maintaining high retention rates for our SQP and SQI clients is that clients may have lost their high ratings on or before any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, we have found that in many cases, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give hospitals the ability to utilize any additional marketing messages they have for our individual service lines as well. However, if the hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of its agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
For the six months ended June 30, 2007 and 2006, we retained, or signed new, contracts representing approximately 72% of the annual contract value of hospitals whose contracts had first or second year anniversary dates. For contracts that expired at the end of their three-year term, our retention rate is lower especially with respect to our quality improvement clients than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract.

RESULTS OF OPERATIONS
Total Revenue. Total revenue for the three months ended June 30, 2007 was approximately $11.4 million compared to $6.7 million for the three months ended June 30, 2006. Total revenue for the six months ended June 30, 2007 and 2006 was approximately $19.3 million and $12.8 million, respectively. Total revenue for the three and six months ended June 30, 2007 includes approximately $3.4 million from an arbitration award paid to us by Hewitt Associates (Hewitt). During the quarter, we prevailed in our claim against Hewitt arising out of Hewitt’s termination of an agreement between us and Hewitt that was entered into in July 2005. The $3.4 million portion of the award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt Agreement. The total award of $4.5 million, consisting of the $3.4 million arbitration award, $0.9 million for reimbursement of legal fees and $0.2 million in interest, was paid to us in June 2007.
Ratings and Advisory Revenue Overview

	Three months ended	Three months ended	Six months ended	Six months ended
Product Area	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Provider Services	$6,186,953	$4,825,716	$12,130,297	$9,453,223

Internet Business Group	1,494,847	1,205,363	3,038,370	2,110,863

Strategic Health Solutions	351,401	631,011	745,393	1,200,261

Total	$8,033,201	$6,662,090	$15,914,060	$12,764,347

We provide ratings and advisory revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQP and SQI) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our quality reports to consumers, revenue from our Internet Patient Acquisition™ program and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consultants, health plans and others as well as any sales of our data.
Ratings and advisory revenue. Ratings and advisory revenue for the three months ended June 30, 2007 increased 21% to approximately $8.0 million compared to $6.7 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, ratings and advisory revenue increased 25% to approximately $15.9 million compared to $12.8 million for the six months ended June 30, 2006. The increase is a result of strong growth in our Provider Services and Internet Business Group products. For the three and six months ended June 30, 2007, Provider Services sales increased by approximately $1.4 million and $2.7 million, respectively, and Internet Business Group sales increased approximately $0.3 million and $0.9 million, respectively.
Provider Services
For the three months ended June 30, 2007, Provider Services revenue was approximately $6.2 million, an increase of $1.4 million, or 28% over the three months ended June 30, 2006. For the six months ended June 30, 2007, Provider Services revenue was approximately $12.1 million, an increase of $2.7 million, or 28% over the six months ended June 30, 2006. These increases principally reflect sales of our marketing products to new hospital clients, increased sales to existing clients and client retention.
Internet Business Group
For the three months ended June 30, 2007, Internet Business Group revenue was approximately $1.5 million, an increase of $0.3 million, or 24% over the three months ended June 30, 2006. For the six months ended June 30, 2007, Internet Business Group revenue was approximately $3.0 million, an increase of $0.9 million, or 44% over the six months ended June 30, 2006. This increase was due to an increase in revenue from our Internet Patient Acquisition program, launched in 2006, related primarily to the Tenet Healthcare agreement signed in the second quarter of 2006. We began testing advertising on our website at www.healthgrades.com during the latter part of the second quarter of 2007. Revenue from advertising was not material to Internet Business Group revenue.
Strategic Health Solutions
For the three months ended June 30, 2007, Strategic Health Solutions revenue was approximately $0.4 million, a decrease of $0.3 million, or 44% over the three months ended June 30, 2006. For the six months ended June 30, 2007, Strategic Health Solutions revenue was approximately $0.7 million, a decrease of $0.5 million, or 38% over the six months ended June 30, 2006. During the three and six months ended June 30, 2006, we recorded revenue of $0.2 million and $0.4 million, respectively, from a separate agreement with Hewitt that was not the subject of the arbitration, which ended in December 2006, and did not record any revenue under this program during 2007. In addition, the sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others are very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.

Other revenue. Other revenue for the three and six months ended June 30, 2007 represents approximately $3.4 million of the $4.5 million total award granted to us by the panel of arbitrators with respect to our claims against Hewitt regarding an agreement between us and Hewitt that was entered into in July 2005. The panel’s award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt Agreement. This guarantee was $3.0 million annually for 2007, 2008 and 2009. The panel reduced this amount by its estimate of expected costs of generating these revenues. After deriving a net revenue amount, the panel performed a present value calculation of the net revenue amount utilizing a discount rate of 15%. See also the disclosure in Note 4 of the notes to condensed consolidated financial statements contained in this report.
Cost of ratings and advisory revenue. For the three and six months ended June 30, 2007, cost of ratings and advisory revenue was $1.3 million and $2.6 million, or approximately 16% and 17%, respectively, of ratings and advisory revenue, compared to $1.1 million and $2.2 million or approximately 16% and 17%, of ratings and advisory revenue for the three and six months ended June 30, 2006, respectively.
Sales and marketing costs. Sales and marketing costs for the three and six months ended June 30, 2007 were approximately $2.2 million and $4.2 million, or 27%, of ratings and advisory revenue. Sales and marketing costs were approximately $1.8 million and $3.6 million, or 27% and 28%, respectively, of ratings and advisory revenue for the three and six months ended June 30, 2006. Sales and marketing expenses increased principally due to increased consulting fees, salaries and wages, and recruiting fees to support sales and marketing efforts, including the hiring of a new Senior Vice President — Internet Advertising, Allen Silkin and three new sales people for our Internet Patient Acquisition product.
Product development costs. Product development costs increased from approximately $0.8 million and $1.7 million for the three and six months ended June 30, 2006, respectively, to approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2007, respectively. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 700,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.
General and administrative expenses. For the three and six months ended June 30, 2007, general and administrative expenses were approximately $0.9 million and $3.3 million, respectively, compared to approximately $1.4 million and $3.2 million for the three and six months ended June 30, 2006, respectively. The reduction in general and administrative expenses is principally as a result of approximately $0.9 million in legal fees awarded to us by the panel of arbitrators in the Hewitt case that we recorded as a reduction to our expenses. The decrease in general and administrative expenses during the three and six months ended June 30, 2007 was partially offset by an increase of $0.4 million and $1.1 million during the three and six months ended June 30, 2007 over the same period of 2006, resulting primarily from legal fees we incurred with respect to the indemnification expenses for our Chief Executive Officer and the Hewitt arbitration, in addition to increased salaries and wages for general IT support and consulting fees associated with Sarbanes-Oxley Section 404 compliance efforts.
Operating income. Operating income for the three and six months ended June 30, 2007 increased 273% and 208% to approximately $5.7 million and $6.5 million, respectively, from $1.5 million and $2.1 million for the three and six months ended June 30, 2006, respectively. Operating income for the three and six months ended June 30, 2007 includes the Hewitt award of $3.4 million, which is included in other revenue and the recovery of $0.9 million in legal fees from this arbitration, which is included as a reduction in general and administrative expenses. In addition, the increase in our operating income is attributed to higher sales and the continuing growth of our core business.
Interest income. Interest income increased by approximately $312,000 and $404,000 for the three and six months ended June 30, 2007, respectively as compared to the same periods in 2006. Included in interest income is approximately $0.2 million in interest from the Hewitt arbitration award. In addition, the increase is due to the higher cash balances during the three and six months ended June 30, 2007 compared to 2006, as well as increased investment yields resulting from higher market interest rates earned on our invested cash. We do not expect that a decrease in interest rates in the investment accounts would have a material impact on our financial position.

Minority interest. Minority interest, representing HealthCo’s 58% share of the operating loss of HCS, was approximately $78,000 and $132,000 for the three and six months ended June 30, 2007, respectively. See Note 1 to the accompanying condensed consolidated financial statements.
Income taxes. Income taxes increased approximately $1.7 million and $1.8 million to approximately $2.4 million and $2.9 million for the three and six months ended June 30, 2007, respectively, from approximately $0.7 million and $1.1 million reported during the three and six months ended June 30, 2006, respectively. Income taxes increased due to increased operating income principally resulting from the $4.5 million Hewitt arbitration award received during the three months ended June 30, 2007. For the three and six months ended June 30, 2007, our effective income tax rate was approximately 38% and 39%, respectively, compared to 42% and 43% for three and six months ended June 30, 2006. The effective tax rate decreased primarily because our non-deductible compensation expense related to incentive stock options declined relative to total taxable income in the 2007 period compared to the 2006 period.
Net income. Net income for the three and six months ended June 30, 2007 was approximately $3.8 million or $0.11 per diluted share and $4.5 million or $0.13 per diluted share, respectively, compared to approximately $1.0 million or $0.03 per diluted share and $1.4 million or $0.04 per diluted share, for the three and six months ended June 30, 2006. Included in net income is the $4.5 million Hewitt arbitration award, which added $0.08 per diluted share, net of tax, for the three and six months ended June 30, 2007.
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
Upon adoption, and as of June 30, 2007, we had no unrecognized tax benefits. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.
In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurement. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date this Statement is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. At this time, we do not expect the application of SFAS 157 will have a material impact on our financial position or results of operations.
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 will be effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting SFAS 159. At this time, we do not expect the application of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48. This FSP amends FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FASB clarifies in this FSP that a tax position could be effectively settled upon examination by a taxing authority. Assessing whether a tax position is effectively settled is a matter of judgment because examinations occur in a variety of ways. In determining whether a tax position is effectively settled, companies should make the assessment on a position-by-position basis, but a company could conclude that all positions in a particular tax year are effectively settled. The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48. We adopted FIN 48 effective January 1, 2007. Companies that applied FIN 48 in a manner consistent with the provisions of this FSP would continue to apply the provisions in this FSP from the date of initial adoption of FIN 48. The application of FSP FIN 48-1 did not have a material impact on our financial position or results of operations.

There were no other new accounting pronouncements issued during the six months ended June 30, 2007 that had a material impact or are anticipated to have a material impact on our financial position, operating results or disclosures.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2007, we had working capital of approximately $12.4 million, an increase of $5.3 million from working capital of approximately $7.0 million as of December 31, 2006. Included in current liabilities as of June 30, 2007 is $14.7 million in deferred revenue, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
For the six months ended June 30, 2007, cash provided by operations was approximately $12.2 million compared to cash provided by operations of approximately $3.6 million for the six months ended June 30, 2006, an increase of approximately $8.6 million, primarily due to an increase in cash resulting from the $4.5 million payment from Hewitt and collections received from customers. Net cash flow used in investing activities was approximately $0.6 million in the six months ended June 30, 2007, compared to approximately $7.7 million of cash used in the six months ended June 30, 2006, a decrease of approximately $7.1 million, primarily due to $9.6 million of purchases of short-term investments for the six months ended June 30, 2006. During the six months ended June 30, 2007 and 2006, we incurred approximately $0.7 million in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. Net cash flow provided by financing activities was approximately $0.7 million for the six months ended June 30, 2007 and 2006. Included in cash flow provided by financing activities for the six months ended June 30, 2007 and 2006 is approximately $0.2 million and $0.1 million, respectively, in purchases of treasury stock.
During the six months ended June 30, 2007, the number of our common shares issued increased by 397,764 shares due to the exercise of stock options. We received approximately $301,000 in cash from the exercise of these stock options. As of June 30, 2007, we have outstanding options to purchase approximately 6.2 million shares of our common stock, at a weighted average exercise price of $0.50 per share. Therefore, we anticipate that additional options will be exercised.
On January 19, 2007, we became majority owner of a newly formed company, HCS. In consideration for a 50.1% ownership interest, we contributed $750,000 in cash. In addition to the cash contribution, we also contributed a trademark license agreement that entitles HCS to use all of our registered and unregistered trademarks and service marks under certain conditions. The minority owner, HealthCo, contributed intellectual property in the form of non-competition agreements for an ownership interest of 49.9%. The non-competition agreements, which were assigned a value of $404,000 with a five-year useful life and the SAB 51 adjustment for investment in majority-owned subsidiary of approximately $172,000, are reported as non-cash investing and financing activities. As the controlling, majority owner, the $168,000 fair value assigned to the trademark is recorded at our carrying value, or $0. See Notes 1 and 8 to our condensed consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of June 30, 2007, our total investment in these accounts amounted to approximately $25.1 million. This amount is included in the cash and cash equivalents on our balance sheet. For the three and six months ended June 30, 2007, interest earned on these accounts was approximately $271,000 and $501,000, respectively.

ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Reference is made to the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) under Item 3, “Legal Proceedings” relating to our Demand for Arbitration against Hewitt Associates LLC (“Hewitt”). The arbitration panel received evidence for six days in February 2007. On May 1, 2007, the arbitration panel entered its interim award in favor of Health Grades, awarding us $3.6 million in damages (including prejudgment interest of approximately $192,000, totaling approximately $208,000 post judgment), plus attorneys’ fees and costs, as the prevailing party. The parties stipulated that our recoverable attorneys fees and costs were approximately $929,000. On June 6, 2007, Hewitt satisfied the total award by wire transfer in the amount of approximately $4.5 million. See also the disclosure in Notes 4 and 9 of the notes to condensed consolidated financial statements contained in this report.
Reference is made to the disclosure in our Form 10-K under Item 3, “Legal Proceedings,” relating to the indemnification of our Chief Executive Officer. On May 14, 2007, the arbitrator entered an award in favor of Mr. Hicks in connection with his claims of defamation and outrageous conduct. For these claims, the arbitrator awarded Mr. Hicks compensatory damages from the collection agency parties totaling $950,000. The arbitrator also awarded Mr. Hicks punitive damages totaling $950,000 against Daniel C. Cadle, Buckeye Retirement Co., LLC, Ltd and The Cadle Company and $10,000 against William Shaulis, Buckeye Retirement Co., LLC, Ltd. and The Cadle Company. With respect to the collection agency parties’ claims against Mr. Hicks, the arbitrator ruled in favor of Mr. Hicks. The arbitrator ruled against Mr. Hicks with respect to his abuse of process claim.
The award described above is in addition to the award made to Mr. Hicks in April 2005 of $400,000 for emotional distress and other maladies as well as attorneys’ fees of $15,587 with interest as a result of the corporate collection agency parties’ abuse of process. This award, which was affirmed by the 10th Circuit Court of Appeals in February 2007, has not been paid to Mr. Hicks.
Mr. Hicks has advised us that he intends to reimburse us for all indemnification expenses we have incurred and continue to incur, from the proceeds of any final awards paid to him, net of any income taxes payable by him resulting from the awards.
The most recent award, if not paid promptly, will be subject to confirmation by the U.S. District Court. We do not know whether the collection agency parties will appeal or otherwise contest the awards, what other actions the collection agency parties may take, when Mr. Hicks will be paid the awards, or when we may receive reimbursement for any or all of the indemnification expenses we have incurred and continue to incur in these matters.
Reference is made to the disclosure in our Form 10-K under Item 3, “Legal Proceedings,” relating to the derivative action brought by Daniel C. Cadle in December 2006. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007. The plaintiff has appealed the dismissal of the complaint to the 10thCircuit Court of Appeals. See also the disclosure in Notes 4 and 9 of the notes to condensed consolidated financial statements contained in this report.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 20, 2007, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the election of five members of the Board of Directors.
The voting results are set forth below.

NAME OF NOMINEE	FOR	WITHHELD
Kerry R. Hicks	22,459,239	379,772
Leslie S. Matthews	21,938,863	900,148
John J. Quattrone	22,511,367	327,644
J. D. Kleinke	21,953,096	885,915
Mary Boland	21,949,621	889,390
ITEM 6. EXHIBITS
Exhibits —
3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d—14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d—14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d—14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d—14(b).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: August 9, 2007	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President / CFO