Form 10-Q
period 2007-09-30
HEALTH GRADES INC
filed 2007-11-09
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended SEPTEMBER 30, 2007
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
(check one): Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On October 31, 2007, 29,942,159 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$23,525,025	$16,024,373
Accounts receivable, net	6,315,714	8,895,709
Prepaid expenses and other	901,624	712,021

Total current assets	30,742,363	25,632,103

Property and equipment, net	1,818,780	1,765,961
Intangible assets, net	394,225	115,001
Goodwill	3,106,181	3,106,181
Deferred income taxes	603,050	400,339

Total assets	$36,664,599	$31,019,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$401,218	$340,742
Accrued payroll, incentive compensation and related expenses	1,878,660	1,838,282
Accrued expenses	438,402	311,941
Current portion of capital lease obligations	1,454	1,391
Current portion of deferred rent	66,174	75,074
Deferred revenue	15,636,485	15,897,374
Deferred income taxes	117,517	63,190
Income taxes payable	598,096	76,288

Total current liabilities	19,138,006	18,604,282

Long-term portion of capital lease obligations	2,764	3,863
Long-term portion of deferred rent	246,678	268,392

Total liabilities	19,387,448	18,876,537

Commitments and contingencies

Minority interest	346,199	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 50,793,417 and 48,775,357 shares issued as of September 30, 2007 and December 31, 2006, respectively	50,794	48,775
Additional paid-in capital	96,428,499	94,604,033
Accumulated deficit	(59,915,287)	(65,465,104)
Treasury stock, 20,852,164 and 20,321,910 shares as of September 30, 2007 and December 31, 2006, respectively	(19,633,054)	(17,044,656)

Total stockholders’ equity	16,930,952	12,143,048

Total liabilities and stockholders’ equity	$36,664,599	$31,019,585

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

Revenue:
Ratings and advisory revenue	$8,103,208	$7,247,615	$24,017,268	$20,011,962
Other	3,564	—	3,416,665	5,120

Total revenue	8,106,772	7,247,615	27,433,933	20,017,082

Expenses:
Cost of ratings and advisory revenue	1,212,626	1,114,898	3,854,384	3,343,425

Gross margin	6,894,146	6,132,717	23,579,549	16,673,657

Operating expenses:
Sales and marketing	2,333,067	2,266,895	6,575,232	5,849,969
Product development	1,346,859	877,015	3,925,212	2,541,419
General and administrative	1,889,458	1,536,769	5,212,088	4,704,588

Income from operations	1,324,762	1,452,038	7,867,017	3,577,681

Other:
Loss on sale of assets and other	(25,268)	(493)	(25,268)	(43)
Interest income	333,151	181,872	1,042,616	487,034
Interest expense	(414)	(87)	(1,649)	(293)
Minority interest	97,644	—	229,647	—

Income before income taxes	1,729,875	1,633,330	9,112,363	4,064,379
Income tax expense	675,178	691,061	3,562,546	1,744,701

Net income	$1,054,697	$942,269	$5,549,817	$2,319,678

Net income per common share (basic)	$0.04	$0.03	$0.19	$0.08

Weighted average number of common shares used in computation (basic)	28,708,557	28,449,118	28,668,826	28,365,197

Net income per common share (diluted)	$0.03	$0.03	$0.16	$0.07

Weighted average number of common shares used in computation (diluted)	33,741,661	33,778,190	33,821,947	33,447,837

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$5,549,817	$2,319,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	772,687	481,174
Bad debt expense	—	15,000
Loss on disposal of assets	25,268	43
Accretion of discount on held to maturity securities	—	(201,569)
Non-cash equity compensation expense	742,304	520,891
Tax benefit from stock option exercise	(755,038)	(1,362,984)
Deferred income taxes	(148,384)	351,875
Minority interest	(229,647)	—
Change in operating assets and liabilities:
Accounts receivable	2,579,995	(1,091,857)
Prepaid expenses and other assets	(189,603)	(46,383)
Accounts payable	60,476	(143,015)
Accrued payroll, incentive compensation and related expenses	40,378	150,182
Accrued expenses	126,461	246,985
Income taxes payable	1,290,790	1,360,001
Deferred revenue	(260,889)	731,467
Deferred rent	(30,614)	(51,180)

Net cash provided by operating activities	9,574,001	3,280,308

INVESTING ACTIVITIES
Purchase of property and equipment	(735,999)	(794,068)
Purchases of held-to-maturity investments	—	(9,512,523)
Proceeds from sale of property and equipment	10,000	450
Proceeds from maturity of held-to-maturity investments	—	10,025,000

Net cash used in investing activities	(725,999)	(281,141)

FINANCING ACTIVITIES
Payments under capital lease obligations	(1,036)	(975)
Excess tax benefits from stock-based payment arrangements	755,038	1,362,984
Exercise of common stock options and warrants	487,046	392,367
Purchase of treasury stock	(2,588,398)	(2,254,354)

Net cash used in financing activities	(1,347,350)	(499,978)

Net increase in cash and cash equivalents	7,500,652	2,499,189
Cash and cash equivalents at beginning of period	16,024,373	9,682,106

Cash and cash equivalents at end of period	$23,525,025	$12,181,295

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Certain prior year amounts in the condensed consolidated statement of cash flows have been reclassified to conform to the nine month period ended September 30, 2007 presentation.
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
A valuation analysis of the trademark and non-competition agreements that were contributed to HCS was performed by an independent consulting firm specializing in valuation engagements. Based on the analysis, the consulting firm determined the fair value of our contributed trademark license to be $168,000. As the controlling majority owner, the value assigned to the trademark license is recorded at our carrying value, or $0, as the costs of internally developing intangible assets are expensed as incurred pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets. The non-competition agreements contributed by HealthCo were assigned a value of $404,000 with a five-year useful life. To determine the fair value of the non-competition agreements, the lost profits method of the income approach was utilized. The lost profits method reflects the value of an intangible asset based on the avoidance of a loss in revenue that would likely occur without the agreement. The non-competition agreements are included in intangible assets on our balance sheet. Amortization expense relative to the non-competition agreements for the three and nine months ended September 30, 2007 was approximately $20,000 and $57,000, respectively.
Minority interest of approximately $98,000 and $230,000 for the three and nine months ended September 30, 2007, respectively, in the condensed consolidated statements of income represents HealthCo’s 58% share of the operating loss of HCS. Minority interest of approximately $346,000 in the condensed consolidated balance sheets is presented between liabilities and equity, also referred to as the “mezzanine” presentation as mandated by the Securities and Exchange Commission. This balance represents HealthCo’s capital at September 30, 2007, adjusted for its minority interest on the income statement, and an initial capital reallocation of approximately $172,000 between us and HealthCo pursuant to Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). SAB 51 allows the difference between the carrying amount of our investment in HCS and the underlying net book value of HCS to be reflected as a capital transaction.

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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 will be effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting SFAS 159. At this time, we do not expect the application of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.
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
NOTE 2 – INTERNALLY DEVELOPED SOFTWARE
In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $106,000 and $717,000 of software development costs incurred during the nine months ended September 30, 2007 and 2006, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense relative to internally developed software for the three and nine months ended September 30, 2007 was approximately $67,000 and $193,000, respectively, and $40,000 for the three and nine months ended September 30, 2006.
NOTE 3 – LETTER OF CREDIT
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
As of September 30, 2007, the available amount of the standby letter of credit was $335,000. The balance of the standby letter of credit issued and outstanding is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.

NOTE 4 – LEGAL PROCEEDINGS
Agreement with Hewitt Associates LLC
Effective June 30, 2005, we entered into a Development and Services Agreement that was amended in September 2005 (collectively, the “Hewitt Agreement”), with Hewitt Associates LLC (“Hewitt”).  Under the Hewitt Agreement, we were to develop and host applications that would enable Hewitt’s clients to make available to their employees and other participants enhanced HealthGrades healthcare quality information as well as other information regarding providers in a particular health plan’s network.  Such information was to include our hospital and physician quality information along with health plan supplied data.
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
On May 1, 2007, the panel of arbitrators in the Hewitt arbitration entered an award with respect to our claims against Hewitt. The panel found that the Hewitt Agreement was a valid and enforceable contract. The panel also found that the letter Hewitt sent to us on December 31, 2005 did not terminate the Hewitt Agreement and that Hewitt breached the agreement. The arbitration panel awarded us approximately $3.4 million, which we recorded as other revenue in the condensed consolidated statements of income for the nine months ended September 30, 2007. The panel’s award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt Agreement. This guarantee was $3.0 million annually for 2007, 2008 and 2009. The panel reduced this amount by its estimate of expected costs of generating these revenues. After deriving a net revenue amount, the panel performed a present value calculation of the net revenue amount utilizing a discount rate of 15%. Finally, the panel added interest of approximately $208,000, which we recorded as interest income.
In addition, the panel concluded that we were the “prevailing party” pursuant to the Hewitt Agreement. As such, the panel ruled that we are entitled to an award of our reasonable attorneys’ fees and costs. The parties stipulated that our recoverable attorneys’ fees and costs were approximately $929,000, which we recorded as a reduction to our general and administrative expenses for the nine months ended September 30, 2007. On June 6, 2007, Hewitt satisfied the total award by payment to us of approximately $4.5 million.

Indemnification of our Chief Executive Officer and Derivative Complaint
For the three and nine months ended September 30, 2007, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $166,000 and $548,000, respectively. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006. Final briefings on the remaining matters in the arbitration were concluded in April 2007. On May 14, 2007, the arbitrator entered an award in favor of Mr. Hicks in connection with his claims of defamation and outrageous conduct. For these claims, the arbitrator awarded Mr. Hicks compensatory damages from the collection agency parties totaling $950,000. The arbitrator also awarded Mr. Hicks punitive damages totaling $950,000 against Daniel C. Cadle, Buckeye Retirement Co., LLC, Ltd and The Cadle Company and $10,000 against William Shaulis, Buckeye Retirement Co., LLC, Ltd. and The Cadle Company. Additionally, the arbitrator awarded Mr. Hicks prejudgment interest in the approximate amount of $300,000. With respect to the collection agency parties’ claims against Mr. Hicks, the arbitrator ruled in favor of Mr. Hicks. The arbitrator ruled against Mr. Hicks with respect to his abuse of process claim. This award has not been paid to Mr. Hicks. The award entered on May 14, 2007, if not promptly paid, will be subject to confirmation by the U.S. District Court. On June 22, 2007, Mr. Hicks filed his motion to confirm the arbitration award. The collection agency parties have filed their opposition and filed a motion to vacate the award. Briefing on the motions is complete. We do not know whether the collection agency parties will appeal or otherwise contest the awards, what other actions the collection agency parties may take, when Mr. Hicks will be paid the awards, or when we may receive reimbursement for any or all of the indemnification expenses we have incurred and continue to incur in these matters.

On July 20, 2007, Mr. Hicks filed a motion for leave to file a second amended complaint and to refer claims to arbitration in which he alleged that certain of the collection agency parties, after the October 2006 arbitration hearing, continued to engage in conduct substantially similar to that upon which the arbitrator entered his compensatory and punitive damages order on May 14, 2007. The collection agency parties opposed the relief sought by Mr. Hicks. Those claims have been referred to arbitration.
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
By a letter to our Board of Directors dated February 13, 2006, Daniel C. Cadle, one of the collection agency parties, made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration and the late arbitrator.  The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities.  Mr. Cadle threatened suit if he was not paid $10.3 million. We believe these allegations are absurd and completely without merit.  To our knowledge, neither Mr. Cadle, nor any of the other collection agency parties, has sought to assert any such “claims” against us in the arbitration.  We will vigorously contest any such litigation that may be brought against us by the collection agency parties.
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues.  On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleged, among other items, that the defendants wasted and continue to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks had converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle seeks a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurs in this matter. Mr. Cadle also seeks injunctive relief to prevent us from continuing to indemnify Mr. Hicks. In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The plaintiff filed a reply to this motion in May 2007. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007. The plaintiff has appealed the dismissal of the complaint to the 10th Circuit Court of Appeals.
On July 10, 2007, a U.S. District Court Judge entered an order precluding Daniel C. Cadle from engaging in 13 acts that the arbitrator found to be outrageous. On July 20, 2007, a County Court Judge in Jefferson County, Colorado, entered a Permanent Civil Protection Order against Daniel C. Cadle. The Protection Order requires that Mr. Cadle stay at least 250 yards from Mr. Hicks, his residences and our headquarters. On July 26, 2007, Mr. Cadle appealed the Civil Protection Order entered by the County Court Judge in Jefferson County, Colorado, to the District Court. Briefing in connection with that appeal is expected to be completed during the fourth quarter of 2007.
In June 2007, we filed a motion to recover attorneys’ fees incurred with respect to the shareholder derivative complaint by Mr. Cadle totaling approximately $120,000. On July 27, 2007, the trial court entered an order deferring resolution of the motion for attorneys’ fees until after the Tenth Circuit decides the appeal of the trial court’s order dismissing the complaint.
Following receipt of the letters from counsel to Daniel C. Cadle in September and October 2006, our Board of Directors appointed a special committee comprised of independent directors of the Board to consider the matters raised. In September 2007, our Board of Directors approved the recommendation of the special committee to reconfirm the Board’s prior determination that indemnification of Mr. Hicks was and continues to be appropriate.

See Note 9 for a description of developments after September 30, 2007 on certain matters involving Daniel C. Cadle.
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
On July 9, 2007, we filed a motion to dismiss the Gotham/Primarius complaint. The plaintiffs responded by filing a first amended complaint on August 20, 2007. In the first amended complaint, the plaintiffs asserted the same four claims against us that they had made in the original complaint, and three new entities were added as plaintiffs (Willow Creek Capital Partners, LP, Willow Creek Capital Partners II, LP, and Willow Creek Offshore, Ltd.). We filed a motion to dismiss the first amended complaint on September 11, 2007. We believe the claims against us are without merit and we intend to continue to vigorously defend this matter.
See Note 9 for a description of developments after September 30, 2007 on certain matters involving the Gotham/Primarius complaint.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
NOTE 5 – COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the repurchase program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2007, we repurchased 502,434 shares recorded as treasury stock, at an average per share price of $5.14, for an aggregate cost of $2,584,182, which includes commissions and service charges. Since the inception of the repurchase program, we have repurchased 1,260,954 shares recorded as treasury stock at an average price of $4.65, for an aggregate cost of $5,861,258, which includes commissions and service charges.

Equity Compensation Plan
A summary of stock option activity for the nine months ended September 30, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2006	6,649,543	$0.56
Granted	—	—
Exercised	(629,428)	0.77
Forfeited	(21,615)	4.73
Expired	(26,000)	9.94

Outstanding at September 30, 2007	5,972,500	$0.48	4.14	$33,236,665

Vested or expected to vest at September 30, 2007	5,967,908	$0.48	4.14	$33,227,811

Exercisable at September 30, 2007	5,880,652	$0.43	4.09	$33,059,583

A summary of the status of nonvested restricted stock award activity for the nine months ended September 30, 2007 is as follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair
	Stock Awards	Value Per Share
Nonvested at December 31, 2006	1,075,332	$4.40
Granted	301,800	6.40
Vested	(25,357)	4.39
Forfeited	(15,650)	4.79

Nonvested at September 30, 2007	1,336,125	$4.85

Expected to vest at September 30, 2007	447,335	$5.60

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of ratings and advisory revenue	$22,903	$27,936	$75,710	$71,974
Sales and marketing	119,107	85,554	337,509	215,945
Product development	36,422	42,800	123,825	116,378
General and administrative	90,801	50,229	205,260	116,594

Total stock-based compensation expense	$269,233	$206,519	$742,304	$520,891

NOTE 6 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for both basic and diluted earnings per share:
Net income	$1,054,697	$942,269	$5,549,817	$2,319,678

Denominator:
Denominator for basic net income per common share—weighted average shares	28,708,557	28,449,118	28,668,826	28,365,197
Effect of dilutive securities:
Stock options, warrants and restricted stock awards	5,033,104	5,329,072	5,153,121	5,082,640

Denominator for diluted net income per common share—adjusted weighted average shares	33,741,661	33,778,190	33,821,947	33,447,837

Net income per common share (basic)	$0.04	$0.03	$0.19	$0.08

Net income per common share (diluted)	$0.03	$0.03	$0.16	$0.07

For the three and nine months ended September 30, 2007, the number of our common shares issued increased by 231,664 and 629,428 shares, respectively, due to the exercise of stock options. For the three and nine months ended September 30, 2007, we received approximately $0.2 million and $0.5 million, respectively, in payment of the exercise price of the options. During the three and nine months ended September 30, 2006, the number of our common shares issued and outstanding increased by 563,404 and 1,032,195 shares, respectively, due to the exercise of stock options. For the three and nine months ended September 30, 2006, we received approximately $0.2 million and $0.4 million, respectively, in payment of the exercise price of the options.
For the three and nine months ended September 30, 2007, the number of our common shares issued increased by 25,357 from the vesting of restricted stock awards.
NOTE 7 – INCOME TAXES
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
Upon adoption, and as of September 30, 2007, we had no unrecognized tax benefits. We are subject to income taxes in the U.S. federal, various states and local jurisdictions.  Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply.  With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $2,433,998 and $32,825 for the nine months ended September 30, 2007 and 2006, respectively. Cash paid for interest expense amounted to $1,649 and $248 for the nine months ended September 30, 2007 and 2006, respectively.
Non-cash financing and investing for the nine months ended September 30, 2007 are as follows:

Non-competition agreements contributed to HCS by HealthCo	$404,000
SAB 51 adjustment for investment in majority-owned subsidiary	$171,846
See Note 1 for a discussion of the formation of HCS.
NOTE 9 – SUBSEQUENT EVENTS
Indemnification
On October 17, 2007, the Court granted Mr. Hicks’ motion for leave to file a second amended complaint. A supplemental complaint asserting claims for defamation and outrageous conduct against certain of the collection agency parties was filed on October 29, 2007, in accordance with the Court’s Order.
Gotham/Primarius Complaint
By order dated October 12, 2007, the court granted our motion to dismiss the first amended complaint, with leave given to the plaintiffs to file a second amended complaint.
On October 31, 2007, the plaintiffs filed a second amended complaint against the Company, which contained allegations that were substantially similar to those pled in the first amended complaint. We anticipate filing a motion to dismiss this complaint within the next few weeks.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning the anticipated tax rate for the remainder of 2007, sufficiency of available funds, anticipated future revenues, consistency of operating expenses, exercises of stock options and impact of interest rates in our investment account are “forward looking statements,” within the meaning of The Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, higher than anticipated retention of equity grants, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”), particularly under “Risk Factors” in Item 1A. Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention – We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. During the nine months ended September 30, 2007, our increased ratings and advisory revenues as compared to the nine months ended September 30, 2006 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP), Strategic Quality Initiative (SQI) and Clinical Excellence Research & Consulting Group (QA and QAI) programs. In addition, during the nine months ended September 30, 2007 we continued to generate revenue from our first contract with a hospital system (Tenet Healthcare) for our Internet Patient Acquisition™ program, which we signed in April 2006.
During the third quarter of 2007, we continued to increase our efforts in the deployment of an advertising/sponsorship platform including recommendations on design of the website to optimize ad placement and identification of an ad server partner, among other things.
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
For the nine months ended September 30, 2007 and 2006 we retained, or signed new, contracts representing approximately 72% and 75%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates. For contracts that expired at the end of their three-year term, our retention rate is lower especially with respect to our quality improvement clients than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract.

RESULTS OF OPERATIONS
Total Revenue. Total revenue for the three months ended September 30, 2007 was approximately $8.1 million compared to $7.2 million for the three months ended September 30, 2006. Total revenue for the nine months ended September 30, 2007 and 2006 was approximately $27.4 million and $20.0 million, respectively. Total revenue for the nine months ended September 30, 2007 includes approximately $3.4 million from an arbitration award paid to us by Hewitt Associates (Hewitt). During the second quarter, we prevailed in our claim against Hewitt arising out of Hewitt’s termination of an agreement between us and Hewitt that was entered into in July 2005. The $3.4 million portion of the award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt Agreement. The total award of $4.5 million, consisting of the $3.4 million arbitration award, $0.9 million for reimbursement of legal fees and $0.2 million in interest, was paid to us in June 2007.
Ratings and Advisory Revenue Overview

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
Product Area	2007	2006	2007	2006
Provider Services	$6,202,734	$4,945,325	$18,333,034	$14,400,760
Internet Business Group	1,538,340	1,529,643	4,576,709	3,638,298
Strategic Health Solutions	362,134	772,647	1,107,525	1,972,904

Total	$8,103,208	$7,247,615	$24,017,268	$20,011,962

We provide ratings and advisory revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQP and SQI) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our quality reports to consumers, revenue from our Internet Patient Acquisition program and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consultants, health plans and others as well as any sales of our data.
Ratings and advisory revenue. Ratings and advisory revenue for the three months ended September 30, 2007 increased 12% to approximately $8.1 million compared to $7.2 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, ratings and advisory revenue increased 20% to approximately $24.0 million compared to $20.0 million for the nine months ended September 30, 2006. The increase is a result of strong growth in Provider Services. For the three and nine months ended September 30, 2007, Provider Services sales increased by approximately $1.3 million and $3.9 million, respectively. Internet Business Group sales remained constant and increased approximately $0.9 million for the three and nine months ended September 30, 2007, respectively.
Provider Services
For the three months ended September 30, 2007, Provider Services revenue was approximately $6.2 million, an increase of $1.3 million, or 25% over the three months ended September 30, 2006. For the nine months ended September 30, 2007, Provider Services revenue was approximately $18.3 million, an increase of $3.9 million, or 27% over the nine months ended September 30, 2006. These increases principally reflect sales of our marketing products to new hospital clients, increased sales to existing clients and client retention.
Internet Business Group
For the three months ended September 30, 2007, Internet Business Group revenue was approximately $1.5 million, which is consistent with the three months ended September 30, 2006. For the nine months ended September 30, 2007, Internet Business Group revenue was approximately $4.6 million, an increase of $0.9 million, or 26% over the nine months ended September 30, 2006. This increase was due to an increase in revenue from our Internet Patient Acquisition program, launched in 2006, related primarily to the Tenet Healthcare agreement signed in the second quarter of 2006. We began testing advertising on our website at www.healthgrades.com during the latter part of the second quarter of 2007.

Strategic Health Solutions
For the three months ended September 30, 2007, Strategic Health Solutions revenue was approximately $0.4 million, a decrease of $0.4 million, or 53% from the three months ended September 30, 2006. For the nine months ended September 30, 2007, Strategic Health Solutions revenue was approximately $1.1 million, a decrease of $0.9 million, or 44% from the nine months ended September 30, 2006. During the three and nine months ended September 30, 2006, we recorded revenue of $0.2 million and $0.6 million, respectively, from a separate agreement with Hewitt that was not the subject of the arbitration, which ended in December 2006, and did not record any revenue under this program during 2007. In addition, the sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others are very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.
Other revenue. Other revenue for the nine months ended September 30, 2007 represents approximately $3.4 million of the $4.5 million total award granted to us by the panel of arbitrators with respect to our claims against Hewitt regarding an agreement between us and Hewitt that was entered into in July 2005. The panel’s award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt Agreement. This guarantee was $3.0 million annually for 2007, 2008 and 2009. The panel reduced this amount by its estimate of expected costs of generating these revenues. After deriving a net revenue amount, the panel performed a present value calculation of the net revenue amount utilizing a discount rate of 15%. See also the disclosure in Note 4 of the notes to condensed consolidated financial statements contained in this report.
Cost of ratings and advisory revenue. For the three and nine months ended September 30, 2007, cost of ratings and advisory revenue was $1.2 million and $3.9 million, or approximately 15% and 16%, respectively, of ratings and advisory revenue, compared to $1.1 million and $3.3 million or approximately 15% and 17%, of ratings and advisory revenue for the three and nine months ended September 30, 2006, respectively.
Sales and marketing costs. Sales and marketing costs for the three and nine months ended September 30, 2007 were approximately $2.3 million and $6.6 million, or 29% and 27%, respectively, of ratings and advisory revenue. Sales and marketing costs were approximately $2.3 million and $5.8 million, or 31% and 29%, respectively, of ratings and advisory revenue for the three and nine months ended September 30, 2006. Sales and marketing expenses for the three months ended September 30, 2007 remained steady from 2006 while the nine months ended September 30, 2007 increased approximately $0.7 million over 2006 principally due to increased consulting fees, salaries and wages, and recruiting fees to support sales and marketing efforts, including the hiring of a new Senior Vice President — Internet Advertising, Allen Silkin and three new sales people for our Internet Patient Acquisition product.
Product development costs. Product development costs increased from approximately $0.9 million and $2.5 million for the three and nine months ended September 30, 2006, respectively, to approximately $1.3 million and $3.9 million for the three and nine months ended September 30, 2007, respectively. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 700,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.
General and administrative expenses. For the three and nine months ended September 30, 2007, general and administrative expenses were approximately $1.9 million and $5.2 million, respectively, compared to approximately $1.5 million and $4.7 million for the three and nine months ended September 30, 2006, respectively. Contributing to the increase of $0.4 million for the three months ended September 30, 2007, were increases in personnel costs, accounting fees, depreciation and amortization. For the nine months ended September 30, 2007, the net increase of $0.5 million in general and administrative expenses is principally as a result of increases in salaries and wages for general IT and accounting support, and consulting fees associated with Sarbanes-Oxley Section 404 compliance efforts. Included in general and administrative expenses for the nine months ended September 30, 2007 is a recovery of approximately $0.9 million in legal fees awarded to us by the panel of arbitrators in the Hewitt case that we recorded as a reduction to our expenses. Approximately $0.3 million of this recovery relates to legal expenses incurred in 2006.
Operating income. Operating income for the three months ended September 30, 2007 compared to the same period in 2006 remained constant. For the nine months ended September 30, 2007, operating income increased $4.3 million to approximately $7.9 million from $3.6 million in the nine months ended September 30, 2006. Operating income for the nine months ended September 30, 2007 includes the Hewitt award of $3.4 million received in June 2007, which is included in other revenue and the recovery of $0.9 million in legal fees from this arbitration, which is included as a reduction in general and administrative expenses. In addition, the increase in our operating income is attributed to higher sales and the continuing growth of our core business, net of operating losses of approximately $0.4 million from HCS

Interest income. Interest income increased by approximately $151,000 and $556,000 for the three and nine months ended September 30, 2007, respectively as compared to the same periods in 2006. Included in interest income for the nine months ended September 30, 2007 is approximately $0.2 million in interest from the Hewitt arbitration award. In addition, the increase is due to the higher cash balances during the three and nine months ended September 30, 2007 compared to 2006, as well as increased investment yields resulting from higher market interest rates earned on our invested cash. We do not expect that a decrease in interest rates in the investment accounts would have a material impact on our financial position.
Minority interest. Minority interest, representing HealthCo’s 58% share of the operating loss of HCS, was approximately $98,000 and $230,000 for the three and nine months ended September 30, 2007, respectively. See Note 1 to the accompanying condensed consolidated financial statements.
Income taxes. Income taxes remained consistent at approximately $0.7 million for the three months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007, income taxes increased to approximately $3.6 million from approximately $1.7 million reported during the nine months ended September 30, 2006. Income taxes increased due to increased operating income principally resulting from the $4.5 million Hewitt arbitration award received in June 2007. For the three and nine months ended September 30, 2007, our effective income tax rate was approximately 39%, compared to 42% and 43% for three and nine months ended September 30, 2006, respectively. The effective tax rate decreased primarily because our non-deductible compensation expense related to incentive stock options declined relative to total taxable income in the 2007 period compared to the 2006 period.
Net income. Net income for the three and nine months ended September 30, 2007 was approximately $1.1 million or $0.03 per diluted share and $5.5 million or $0.16 per diluted share, respectively, compared to approximately $0.9 million or $0.03 per diluted share and $2.3 million or $0.07 per diluted share, for the three and nine months ended September 30, 2006. Included in net income for the nine months ended September 30, 2007 is the $4.5 million Hewitt arbitration award, which added $0.08 per diluted share, net of tax.
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
Upon adoption, and as of September 30, 2007, we had no unrecognized tax benefits. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our condensed consolidated financial statements.
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
In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 will be effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the impact of adopting SFAS 159. At this time, we do not expect the application of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.

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
There were no other new accounting pronouncements issued during the nine months ended September 30, 2007 that had a material impact or are anticipated to have a material impact on our financial position, operating results or disclosures.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2007, we had working capital of approximately $11.6 million, an increase of $4.6 million from working capital of approximately $7.0 million as of December 31, 2006. Included in current liabilities as of September 30, 2007 is $15.6 million in deferred revenue, representing principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
For the nine months ended September 30, 2007, cash provided by operations was approximately $9.6 million compared to cash provided by operations of approximately $3.3 million for the nine months ended September 30, 2006, an increase of approximately $6.3 million, primarily due to an increase in cash resulting from the $4.5 million payment from Hewitt and collections received from customers. In September 2007, we paid approximately $2.4 million in estimated income tax payments. Net cash flow used in investing activities was approximately $0.7 million in the nine months ended September 30, 2007, compared to approximately $0.3 million of cash used in the nine months ended September 30, 2006, a decrease of approximately $0.4 million. During the nine months ended September 30, 2007 and 2006, we incurred approximately $0.7 million and $0.8 million, respectively, in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. Net cash flow used in financing activities was approximately $1.3 million and $0.5 million for the nine months ended September 30, 2007 and 2006, respectively. Included in cash flow provided by financing activities for the nine months ended September 30, 2007 and 2006 is approximately $2.6 million and $2.3 million, respectively, in purchases of treasury stock.
During the nine months ended September 2007, the number of our common shares issued increased by 629,428 shares due to the exercise of stock options. We received approximately $487,000 in cash from the exercise of these stock options. As of September 30, 2007, we have outstanding options to purchase approximately 6.0 million shares of our common stock, at a weighted average exercise price of $0.48 per share. Therefore, we anticipate that additional options will be exercised.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of September 30, 2007, our total investment in these accounts amounted to approximately $22.8 million. This amount is included in the cash and cash equivalents on our balance sheet. For the three and nine months ended September 30, 2007, interest earned on these accounts was approximately $333,000 and $834,000, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Agreement with Hewitt Associates LLC

Reference is made to the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) under Item 3, “Legal Proceedings” relating to our Demand for Arbitration against Hewitt Associates LLC (“Hewitt”). The arbitration panel received evidence for six days in February 2007. On May 1, 2007, the arbitration panel entered its interim award in favor of Health Grades, awarding us $3.6 million in damages (including prejudgment interest of approximately $192,000, totaling approximately $208,000 post judgment), plus attorneys’ fees and costs, as the prevailing party. The parties stipulated that our recoverable attorneys fees and costs were approximately $929,000. On June 6, 2007, Hewitt satisfied the total award by wire transfer in the amount of approximately $4.5 million. See also the disclosure in Note 4 of the notes to the condensed consolidated financial statements contained in this report.

Indemnification of our Chief Executive Officer and Derivative Complaint

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

Reference is made to the disclosure in our Form 10-K under Item 3, “Legal Proceedings,” relating to the derivative action brought by Daniel C. Cadle in December 2006. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007. The plaintiff has appealed the dismissal of the complaint to the 10th Circuit Court of Appeals. See also the disclosure in Notes 4 and 9 of the notes to the condensed consolidated financial statements contained in this report.

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

The Plaintiffs allege claims under Section 10(b) of the Exchange Act and Rule 10b-5, Section 12 of the Securities Act, fraud with respect to alleged material misrepresentations and/or omissions of material fact and negligent misrepresentation in connection with the Plaintiffs’ purchase of our common stock. As they relate to us, the claims arise out of presentations made by company management at the request of Essex, to Plaintiffs (or alleged related parties to the Plaintiffs) in December 2005 and February 2006. Specifically, the claims relate to alleged misrepresentations by company management regarding the likelihood that the Hewitt Agreement would move to full implementation. See also the disclosure in Notes 4 and 9 of the notes to the condensed consolidated financial statements contained in this report.

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
The following chart provides information regarding common stock purchases by us for the three months ended September 30, 2007.
Issuer Purchases of Equity Securities

Total
				Number of	Maximum
				Shares	Number of
				Purchased	Shares That
				as Part of	May Yet Be
	Total			Publicly	Purchased
	Number of		Average	Announced	Under the
	Shares		Price Paid	Plans or	Plans or
Period	Purchased		per Share (1)	Programs	Programs
July 1, 2007 through July 31, 2007	670	(2)	$6.29	—	—
August 1, 2007 through August 31, 2007	450,314		$5.17	450,314	1,739,046
September 1, 2007 through September 30, 2007	—		—	—	—

Total	450,984		$5.17	450,314	1,739,046

(1)	Average price paid per share excludes commissions and service charges.

(2)	Shares purchased to cover employment taxes on restricted stock vesting.
ITEM 6. EXHIBITS
Exhibits –
3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(b).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: November 9, 2007	By:	/s/ Allen Dodge
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