Form 10-K
period 2007-12-31
HEALTH GRADES INC
filed 2008-03-17
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number 0-22019
HEALTH GRADES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	62-1623449 (I.R.S. Employer Identification No.)

500 Golden Ridge Road, Suite 100 GOLDEN, CO (Address of Principal Executive Offices)	80401 (Zip Code)
Registrant’s telephone number, including area code: (303) 716-0041
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common stock, $0.001 par value per share	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐
No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐
No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this annual report on Form 10-K or any amendment to this annual report on Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 under the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Exchange Act. Yes ☐
No ☑
As of June 30, 2007, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $103,023,790. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq Global Select Market on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all executive officers, directors and beneficial owners of more than five percent of the Common Stock of the Company.
On March 1, 2008, 27,787,115 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

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

PART I
Item 1. Business
BUSINESS
Overview
Health Grades, Inc. (“HealthGrades”, the “Company”, “us” or “we”) provides proprietary, objective ratings of hospitals, nursing homes and home health agencies. We also provide detailed information on physicians, including name, address, phone number, years in practice, information on whether they are board certified, whether they are free of state and federal sanctions and many other items. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, which enables them to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies, consumers, advertisers, and media and web portals.
See our Financial Statements in Item 8 for our revenue, profits and losses and total assets for the last three years.
On our website at www.healthgrades.com, we currently provide ratings or profile information relating to the following healthcare providers:
•	Over 5,800 hospitals;

•	Over 750,000 physicians in more than 125 specialties; and

•	Over 19,000 nursing homes.
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
In addition, we provide basic and detailed profile information on a variety of providers and facilities. We make this information available to consumers, employers, benefits consulting firms and payers to assist them in selecting healthcare providers. Basic profile information for certain providers is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to hospitals, nursing homes and physicians. These paid reports provide more detailed information than is available free of charge on our website. Report pricing and content varies based upon the type of provider, type of report and whether the user is a consumer or a healthcare professional (for example, a medical professional underwriter).
We also provide an Internet Patient Acquisition™ program under which a physician can sponsor his or her own profile. Physician Quality Reports™ for physicians who are participating in our Internet Patient Acquisition program are made available to consumers without charge. The Internet Patient Acquisition program is designed to give physicians an opportunity to engage in a cost-effective complement to other traditional marketing mediums such as telephone directories, newspapers, radio and billboards. In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting, which tracks, among other things, the number of consumers who view the physician’s premium profile.
Additionally, we provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Health Management Suite of products, which include the following modules: Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™, Home Health Quality Guide™, Treatment Cost Calculator, Medication Cost Calculator, Health Risk Assessment, Personal Health Record and Medical Library. This information can be customized so that, for example, an employee can have online access to quality data relating to healthcare providers within the provider network available under the employee’s particular health plan.

During 2007, we implemented an Internet Advertising platform in order to generate revenues from traffic at our website, www.healthgrades.com. We earn revenues from sales of advertisements on our website through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our website) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners).
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
The www.healthgrades.com website is a healthcare information website that provides rating and other profile information regarding a variety of providers and facilities, among others. Our goal is to provide healthcare information that enables consumers to locate the right provider at their time of need.
Hospital Specialty and Programmatic Ratings - We currently provide risk-adjusted hospital quality ratings for 30 medical issues. In addition, users can compare hospitals utilizing our programmatic ratings for maternity care. We have termed these “programmatic ratings” because our maternity care ratings are based in part upon the presence or absence in a hospital’s maternity care program, of specified attributes, described below, and not solely on mortality or complication rates at a discrete medical issue level as is the case with our other ratings.
For each particular medical issue chosen by the user, other than those relating to maternity care and women’s health, we provide a rating system of five stars, three stars or one star (five stars is the highest rating; one star is the lowest) for virtually every hospital in the United States. We base all of our ratings, except ratings on maternity care and women’s health, bariatric surgery, and appendectomy, on three years of MedPAR (Medicare Provider Analysis and Review) data that we purchase from the Centers for Medicare and Medicaid Services, known as CMS. Maternity care and women’s health, bariatric surgery, and appendectomy ratings are based on the all-payer data sets made available by 19 states. The MedPAR and state databases contain the inpatient records of Medicare patients and all patients in those 19 states, respectively. We apply transparent but proprietary algorithms to the data to account for variations in risk in order to make the data comparable from hospital to hospital. In the initial analysis of the data, a separate data set is created for each group of patients having a specific procedure or diagnosis (e.g., coronary bypass surgery, total hip replacement), based on ICD-9-CM (International Classification of Diseases, Clinical Modification) coding. The ICD-9-CM is the widely adopted system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States. The ICD-9-CM is used to code and classify mortality data from death certificates. Each group of patients is defined by using the information on diagnoses and procedures coded in the patient records. The quality measure for some procedures or diagnoses is mortality, while the quality measure for others is major complications.
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
For our maternity care ratings and women’s health, bariatric surgery, and appendectomy, which also are subject to the five star rating system, we use state all-payer files from 19 individual states derived from the inpatient records of persons who utilize hospitals in those states. The 19 states represented on the site are: Arizona, California, Florida, Iowa, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Virginia, Washington, and Wisconsin. This data represents all discharges for the 19 states over a three-year period set from 2004-2006. For maternity care, we analyzed several factors, such as volume of vaginal and cesarean delivery complications, for each hospital within the 19 all-payer states. We then developed a system that assigned a weight to each factor based on its importance to the quality of maternity care. Based upon the application of this system, the top 15% of hospitals in the 19 states receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.
For the women’s health ratings, the ratings are based upon outcomes in maternity care services and cardiac/stroke mortality outcomes for women. The top 15% of hospitals in the 19 states receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.

Bariatric surgery and appendectomy ratings are based on the presence of major complications. These ratings are created using the same methodology as the MedPAR ratings but are based on the state data available in the 19 states.
Institutional and Service Line Hospital Awards - We recognize exceptional quality outcomes at an institutional level (e.g. hospital clinical excellence and patient safety) as well as at a service line level. Hospitals that achieve distinction from us for their exceptional quality outcomes receive our Distinguished Hospital Award for Clinical Excellence™ (DHA-CE). This is an annual distinction that we typically announce at the beginning of each calendar year. In 2008, 269 hospitals nationwide received the DHA-CE designation, which identifies hospitals with clinical outcomes in the top 5% in the country.
For the 2008 award year, hospitals were segregated into two groups: teaching and non-teaching. Teaching hospitals are identified by the following method: a hospital is designated by HealthGrades as a teaching hospital if they indicated they were a teaching hospital in their Medicare Cost Report, or if their Indirect Medical Education (IME) payment was at least one percent of their overall reimbursement, as indicated in the most recent year of MedPAR data (2006). If a hospital indicated they were a teaching hospital but did not receive IME payment, they were contacted to confirm teaching status. To be considered for the Distinguished Hospital Award for Clinical Excellence (DHA-CE), a hospital had to have received star ratings in at least 20 of the 27 HealthGrades procedures and diagnoses ratings using MedPAR data. After creating a list of hospitals that met the above criteria, we took the following steps to determine the DHA-CE recipients.
1.	Calculated the average overall star rating for each hospital by averaging all their MedPAR-based ratings.

2.	Calculated the average z-score (standard score) for each hospital by averaging all their MedPAR-based z-scores.

3.	Ranked hospitals in descending order by their average star rating within the two groups: teaching and non-teaching.

4.	Broke ranking ties by average z-score.

5.	Selected the top 20 percent of hospitals from each group.

6.	Excluded hospitals whose average star was less than 3.36.

7.	Designated the hospitals that remained on the list as 2008 DHA-CE recipients.
Hospitals that achieve distinction from us for their exceptional patient safety performance receive our annual Distinguished Hospital Award for Patient Safety™ (DHA-PS). This distinction is based on 13 of the Agency for Healthcare Research and Quality’s (AHRQ) Patient Safety Indicators (PSI’s) (including, among others, post-operative hip fracture, post-operative hemorrhage or hematoma and post-operative sepsis) and recognizes exceptional experience regarding the number and type of patient safety incidents within a hospital. We utilized the PSI software developed by AHRQ to determine the patient safety rates for each individual PSI. We then created an overall patient safety score for every hospital utilizing the PSI software developed by AHRQ. For our 2007 award year, we segregated hospitals between teaching and non-teaching. In order to achieve distinction, hospitals were required to have an average overall HealthGrades star rating of at least 2.5 and have a HealthGrades star rating in a minimum number of 19 of the 30 medical issues we rate using MedPAR data. The top 15%, or 242 hospitals, that met these criteria, ranked in descending order by their average overall patient safety score, from each of the groups (teaching and non-teaching) were awarded the DHA-PS designation.
In 2007, recipients of the DHA-PS represented less than 5% of the total hospitals evaluated. Nationwide, 113 teaching hospitals and 129 non-teaching hospitals received the DHA-PS designation in 2007.
Each year we issue Specialty Excellence Awards™ to hospitals performing in the top ten percent in the nation in clinical excellence in each of 16 specialty care areas that include: bariatric surgery, cardiac care, cardiac surgery, critical care, coronary intervention, gastrointestinal, gastrointestinal surgery, general surgery, joint replacement, orthopedic, pulmonary, spine surgery, stroke, vascular, maternity care and women’s health.
Physician Quality Reports™ - We provide quality information on over 750,000 physicians. This information includes, to the extent available through our data sources, primary and secondary specialty areas, medical school attended, years since medical school, residency, memberships, fellowships, address, telephone number, board certification, malpractice data, hospital affiliation and federal or state medical board sanction information. This data is compiled from a variety of public and private data sources. As not all physician information is identified by a specific physician identifier (e.g., Unique Physician Identification Number, or UPIN), we have developed an extensive matching process designed to properly match the various data elements that we compile from numerous data sources to the appropriate physician. Currently, our Physician Quality Report is available to consumers for $29.95 per physician report. Consumers who purchase a Physician Quality Report receive a report for the selected physician and, for comparative purposes, 5 additional randomly selected reports of physicians practicing in the same specialty and geographic area. Beginning in December 2007, we launched a tabbed physician profile with much of the data offered to consumers for free. We utilize online media to attract a significant percentage of the visitors to our website. Currently, the majority of the traffic to our website is derived through major search engines and is displayed as part of the “free” search results. However, we also pay for certain keywords that enable our website to be displayed in certain banner or “paid” search results as well.

Our Internet Patient Acquisition program, under which a physician can sponsor his or her own profile, is described below. Physician Quality Reports for physicians who are participating in our Internet Patient Acquisition program, described below, are made available to consumers without charge.
Internet Patient Acquisition - This program is designed to increase the efficiency and profitability of participating physicians through marketing and patient education. Under this program, we design a premium profile for the physician that incorporates our source-verified information (e.g., board certification, years in practice) as well as information provided directly from the physician (e.g., practice philosophy, office hours). This premium profile is then made available, without charge, to all consumers searching our website. The Internet Patient Acquisition program is designed to give physicians an opportunity to engage in a cost-effective complement to other traditional marketing mediums such as telephone directories, newspapers, radio and billboards. In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting which tracks, among other things, the number of consumers who view the physician’s premium profile.
Nursing Home Ratings - We provide ratings of the performance of nursing homes across the United States that are Medicare or Medicaid certified and active in these programs. We typically update these ratings on a monthly basis. In preparing the ratings, we analyze licensing survey data from CMS’s Online Survey Certification and Reporting (OSCAR) database and complaint data from CMS’s Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. Nursing homes whose most recent survey date was more than 20 months prior to the date the data was received by us are not included in the analysis. Stand-alone Medicare and/or Medicaid nursing homes are analyzed apart from Medicare, hospital-based nursing homes. We do not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey are not included in our analysis. The ratings are assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations between the states’ survey processes and results. The highest rated 30% of nursing homes receive five stars, the middle 40% of nursing homes receive three stars and the bottom 30% receive one star.
Information and Related Services for Hospitals, Employers, Consumers, Benefits Consulting Firms, Payers and Professionals
The information provided on our www.healthgrades.com website, and the database from which this information is derived, form the basis of our marketing efforts. While some information is provided free of charge on our website, we seek to generate revenues from hospitals, as well as employers, consumers and others as described below:
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

Strategic Quality Initiative (SQI). We offer our Strategic Quality Initiative (SQI) program to highly rated providers only after our ratings are completed. We do not adjust our ratings based on whether a provider is willing to license with us.
The SQI program provides business development and marketing tools to hospitals that are highly rated by us. Under our SQI program, we license the commercial use of the our corporate mark, applicable data and multiple marketing messages that may be used by hospitals to demonstrate third party validation of excellence, and our online marketing services, including, among other things:
•	Our name, logo, stars and current ratings data including performance score;

•	National designation (e.g., Top 5% in the Nation, Top 10% in the Nation) as applicable;

•	Specialty Excellence Award for a licensed service line as applicable;

•	State rank (e.g., Best in State, Best in Region) as applicable (not available for maternity care or women’s health);

•	Marketing messages developed and approved by HealthGrades;

•	Quality Ratings Analysis (QRA) to help hospitals to understand the data methodology underlying their ratings and what they can do to continue to improve their quality;

•	Ratings comparisons developed and approved by us;

•	Detailed analysis of client outcomes to understand individual star ratings; and

•	Competitive comparisons to use in service line market positioning.
The license may be in a single service line (e.g., cardiac) or multiple service lines (for example, Cardiac, Neurosciences and Orthopedics). In addition, the SQI program provides ongoing access to our marketing service and resources, including our in-house healthcare consultants, tailored to the hospital’s specific needs.
Strategic Quality Partnership (SQP). The SQP program recognizes clinical excellence in hospitals across our range of service lines. Hospitals that contract with us for the SQP program receive all of the SQI features described above with respect to all of the service areas we rate. In addition, hospitals can reference the additional Distinguished Hospital Award for Clinical Excellence designation. Hospital clients are provided with additional marketing and planning assistance with respect to the Distinguished Hospital Award designation as well as a trophy for display at the hospital. This program also includes a quality analysis module to help hospitals understand their ratings and how they can continue to improve their quality.
America’s 50 Best Hospitals. Hospitals that have demonstrated superior and sustained clinical quality, and have consistently received our DHA-CE designation the most consecutive times from 2008 and previous years, are included in America’s 50 Best Hospitals Report, which was issued in February 2008. Hospitals that contract with us for the America’s 50 Best Hospitals receive the following under the SQP-Premium agreements
•	All of the SQP features described above;

•	Either the America’s 50 Best Hospitals trophy or the standard Distinguished Hospital Award for Clinical Excellence trophy;

•	Customized video featuring a HealthGrades executive congratulating the hospital on the America’s 50 Best Hospitals Award;

•	One additional on-site visit by a HealthGrades senior consultant or vice president for CEO media training; and

•	Services for the client’s CEO to help the client learn how to best discuss quality with the media.
Distinguished Hospital Program for Patient Safety (DHP-PS). The DHP-PS recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on 13 patient safety indicators from the AHRQ. Under our DHP-PS program, we license the commercial use of our corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence, including:
•	HealthGrades name and logo;

•	Distinguished Hospital Award for Patient Safety designation and trophy for that year; and

•	Marketing messages developed by HealthGrades.
This program also includes a quality analysis module to assist hospitals in understanding their ratings and what they can do to continue to improve their quality.

Quality Assessment and Implementation (QAI). Our QAI program is principally designed to help a hospital improve the quality of its care in particular service lines. Using our database and on-site interviews, we measure how well the hospital performs relative to national and regional best practices and help identify measures to improve quality. Detailed quality comparisons are also available at the hospital, physician group and individual physician level. Our physician-led consultants work on-site with the hospital staff and physicians to present the data and assist in the quality analysis and quality improvement. Under our QAI program, with respect to the areas licensed by the hospital, we provide services such as the following: four onsite visits per year; chart review to facilitate root cause analysis of quality problems; detailed analysis of the last two years of the client’s all-payer data; and hospital and individual quality profiles for high volume physicians.
Quality Assessment (QA). The QA program involves onsite interviews, chart review, and a presentation to administrative, physician and quality improvement staff on our findings and recommendations related to quality improvement. Upon completion of the QA program the client has the option, at a reduced fee, to participate in a QAI program for the licensed service line.
Quality Report for Hospital Professionals™ - Clinical Service Line. We provide hospitals with a comprehensive report that enables them to improve quality of care by benchmarking their outcomes against national five-star hospitals and local competitors, detailing the strengths and weaknesses of their public quality profile and analyzing their quality data underlying their specific star ratings.
Quality Report for Hospital Professionals™ - Patient Safety. We provide reports that analyze hospitals’ performance within 13 patient safety indicators established by the Agency of Healthcare Research and Quality (AHRQ), compare their performance against the best practice benchmark, the national average and their state average and detail the strengths and weaknesses of their patient safety profile.
Health Management Suite. We license access to, and customize our database for, employers, benefits consulting firms, payers and others. We offer our customers these modules in a standard format without customization for specific geographic areas or provider networks, through our Health Management Suite product. For an additional fee, customers can integrate our modules within their online provider directories, and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules. Depending on the client’s needs, we can customize our content for the intended users. Modules currently available are as follows:
Find a High-Quality Provider:
Hospitals - Interactive, fully searchable hospital quality information for the nation’s nearly 5,000 hospitals rated by us. Reports feature one, three and five-star hospital ratings based on mortality and complication rates up to 180 days after hospitalization and include the hospital’s average cost for each procedure.
Physicians - Online profiles of over 750,000 physicians covering 125 different specialties with numerous data elements, including the doctor’s board certifications, malpractice history and sanction information. Data also include the average cost of services as well as patient experience survey results from those who have visited with the physician.
Nursing Homes - Compare nursing homes side-by-side with inspection data for over 19,000 facilities nationwide and state licensing survey information that outlines a facility’s overall quality.
Home Health - Ratings for more than 6,000 home health agencies nationwide based on four consecutive years of data including complaint investigation information and violations.
Provider Select - Presented as an add-on feature to physician and hospital quality guides, individuals can verify the health plan with which a particular provider is affiliated so they can choose physicians and hospitals based on their plan’s coverage.
Estimate Healthcare Costs:
Treatment Cost Calculator - Featuring costs for 56 procedures, 200 tests including diagnostic x-rays, pathology and laboratory tests, and cost information including list prices, negotiated rates and out-of-pocket-expenses to help individuals plan healthcare spending.
Medication Cost Calculator - A searchable database of more than 600 prescription medications and over-the-counter drugs in 70 categories. Individuals can compare drug descriptions and pricing for medications, identify lower cost alternatives, research drug and food interactions and even shop online to take advantage of negotiated discounts and coupons.

Optimize Your Health:
Health Risk Assessment - Personal survey results help consumers understand their individual risk for 13 specific conditions. Featuring Mayo Clinic healthcare content, the health risk assessment helps individuals take preventive measures today to minimize health related events in the future.
Personal Health Record - Personal health information, such as medical insurance coverage, immunization records and allergies is easily stored online and available to share with physicians, anytime, anywhere. The personal health record provides the relevant information a physician needs to make an informed decision quickly; improving communication and helping consumers get the most from their healthcare.
Medical Library - This tool offers resources to help consumers make better health decisions—from chronic disease management to health and wellness. The Medical Library, powered by Healthwise®, is written in plain language and includes the breadth and depth of content to consumers as they work independently or with their physicians to take an active role in their care. Consumers can find information on approximately 8,000 topics, such as health conditions, diseases, health and wellness, medical tests, self-help and support groups, all from a trusted source of current, evidence-based, and unbiased health information.
Healthcare Quality Reports for Professionals - We offer comprehensive quality information to organizations that need of current and historical quality information on nursing homes and hospitals. Our primary customers are medical professional liability insurers and underwriters. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.
Nursing Home Quality Report for Professionals™ - We currently offer the following three categories of reports on nursing homes: Nursing Home Quality Report; Executive Summary Reports and Risk Assessment Report. Our Nursing Home Quality Report for Professionals contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, state complaint and licensing surveys. Our Executive Summary Report summarizes this information. Our Risk Assessment Report is a textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.
Hospital Quality Report for Professionals™ - Our Hospital Reports contain detailed information on ownership, services provided and clinical performance outcomes. Some of the features of our reports include:
•	Risk and severity-adjusted performance measures for cardiac, neurosciences, stroke, vascular, orthopedics and pulmonary service lines , as well as the underlying medical issue for each service line;

•	Programmatic ratings for women’s health and obstetrics;

•	Comparative statistics and state/national benchmarks;

•	Infections, complication and mortality rates; and

•	“Cases At Risk” analysis, which projects how many cases are likely to have adverse outcomes based upon our proprietary mortality or complication rate analysis.
Healthcare Quality Reports for Consumers - We offer comprehensive quality reports to consumers that provide current and historical quality information on hospitals and nursing homes. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.
Hospital Quality Report™ for Consumers - Our Hospital Quality Reports for Consumers include:
•	Ratings for all procedures and diagnoses rated by HealthGrades for the hospital;

•	Survey data prepared in connection with the Leapfrog Group;

•	Our methodology and helpful hints for choosing a hospital; and

•	Cost data.

Nursing Home Quality Report™ for Consumers - Our Nursing Home Quality Reports for Consumers include:
•	Our rating for the particular nursing home;

•	Health survey history with descriptions and severity of the deficiencies for the last four licensing surveys;

•	Instances of repeated deficiencies;

•	How the nursing home compares to others in the state; and

•	Our methodology and helpful hints for choosing a nursing home.
Physician Quality Report™ for Consumers - Our Physician Quality Reports for Consumers include (where available):
•	Addresses and phone numbers;

•	Specialties;

•	Board certification information;

•	Education information, including medical school, year graduated and residency;

•	Malpractice data;

•	Fellowships and internships;

•	State and federal sanction information (if any) within the last 5 years;

•	Name and address of area hospitals and affiliated hospitals;

•	Gender;

•	National comparative statistics in board certification, years in practice and sanction activity regarding physicians in the same specialty field; and

•	Information on how to choose a physician with a checklist and guide.
Internet Advertising — During the second half of 2007, we began to place advertisements on our website and signed our first limited advertising campaign with a pharmaceutical company. In December 2007, we launched a tabbed physician profile that allows consumers to access much of our physician information free of charge. Currently, our physician profiles include the following tabs:
•	Physician profile (free) — includes physician’s name, address, specialties and medical school among other items;

•	Patient ratings (free) — experience surveys completed by our users;

•	Hospital affiliations (free) — hospital name and our ratings by clinical services area for hospitals at which physician is affiliated;

•	Health tools (free) — checklist to assist consumers in selecting a physician;

•
Background check (fee-based) — a premium physician quality report which includes information on board certification, malpractice history, federal and state sanctions from all 50 states, among other items; and,

•	Procedure costs (fee-based) — detailed cost information for a variety of medical procedures.
We are currently displaying advertisements on the majority of our physician profile pages utilizing Google AdSense and DoubleClick’s advertising network along with other advertising networks. DoubleClick is our ad serving engine.
Healthcare Credit Solutions — We became a majority owner of Healthcare Credit Solutions, LLC (HCS) in January 2007. HCS is expected to launch loyalty solutions through co-branded credit card programs (LifeRewards™) to help hospitals, health plans and physician groups build brand recognition and market share while giving patients a flexible and affordable way to pay for medical care. LifeRewards is a credit card program that gives consumers a powerful tool for managing the rising cost of health care. The program allows health care consumers to earn points on everyday purchases with a Visa or MasterCard that features a health care organization’s brand. Purchases help consumers build LifeRewards points, which are redeemable for medical care, prescription or over-the-counter drug purchases, or elective procedures such as vision care or cosmetic surgery. Points also can be converted into cash deposits for a Health Savings Account.
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

We face competition with respect to our service offerings to employers, benefits consulting firms, payers, consumers and others from companies that provide online information and decision support tools regarding healthcare providers and physicians. Several companies currently offer online healthcare information and support tools such as WebMD and Ingenix. WebMD has a well-established web platform which is widely known as the most trafficked healthcare website on the internet today for general healthcare content. However, we believe that the more than three million unique consumers who visit our website each month are active consumers that are searching for very targeted information such as selection of a healthcare provider. We believe that the ability to provide accurate and comprehensive healthcare information in a manner that is cost-effective to the client is the principal factor that affects competition in this area.
We compete with internet advertising companies and face competition from companies that offer traditional media advertising opportunities. We also compete with websites that provide their own or user-generated content and seek to provide advertising to their users such as Revolution Health and UCompare Healthcare.
Our public website faces competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. Competition for users will include online services and websites that provide health-related information, including both commercial sites and not-for-profit sites. We will also compete for advertisers and sponsors with both healthcare-related and non-healthcare related content and services.
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
Most healthcare providers and payers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy and Security Rules allow covered entities to disclose protected health information to business associates if the covered entities obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged, will safeguard the information from misuse, and will comply with certain other requirements under the Privacy and Security Rules. Covered entities may disclose protected health information to an entity in its role as a business associate only to help covered entity carry out its healthcare functions — not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate. Although we are not a covered entity, we may be asked to enter into business associate agreements with covered entities. To the extent we have entered into such agreement, we believe that we are in compliance with the requirement of those agreements.
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
Government Regulation of the Internet, Data and Privacy
The Internet is currently the subject of a number of statues and regulations, and the trend for the foreseeable future appears to be that of an increase in the quantity and the complexity of regulation. Any new or revised law or regulation pertaining to the Internet, or the application or interpretation of existing laws and regulations, could decrease demand for our services, increase our cost of doing business, decrease the availability of the data we obtain and use from third parties, increase the costs of online marketing, or otherwise cause our business to suffer.
Laws and regulations have been adopted in the United States and throughout the world, and additional laws and regulations may be adopted in the future, that address Internet, data and privacy-related issues, including online content, privacy, online marketing, unsolicited commercial e-mail, pricing and quality of products and services. This legislation could increase our cost of doing business and negatively affect our business. Moreover, it will take many years to determine the full extent to which older laws and regulations governing issues like property ownership, libel, negligence, taxes, and personal privacy are applicable to the Internet.

Currently, U.S. privacy law consists of numerous disparate state and federal statutes regulations and enforcement actions regulating specific industries that collect personal data, or particular types or uses of personal data. For example, HIPAA consists of a large body of statutory provisions and regulations that control the disclosure, use, and transfer of personal health information in digital form by providers and others. One recent trend is the enactment of privacy and security statutes that require the disclosure to authorities and to data subjects of any breach of security of a database of personal information. Several other privacy laws and regulations predate and therefore do not specifically address online activities. In addition, a number of comprehensive legislative and regulatory privacy proposals have taken effect or are now under consideration by federal, state and local governments in the United States. All such privacy laws may decrease access to the raw data that we use, adversely impact our ability to use data currently in our possession and may increase our costs of compliance with such laws and regulations in the conduct of our business.
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
We own federal trademark registrations for the marks HealthGrades, HealthGrades Checkmark & Star Logo, and the phrase, “Guiding America to Better Healthcare.”
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
For further information, see “Risk Factors — Our propriety rights may not be fully protected.”
Employees
As of December 31, 2007, we had 142 employees, most of whom were located at our corporate offices in Golden, Colorado. Of these employees, 63 were engaged in sales and marketing, client consulting or client administrative support, 52 in product development (including information technology/web development) and 27 in general and administrative (including finance, accounting, IT infrastructure, etc.). We are not subject to any collective bargaining agreements.
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

Item 1A. Risk Factors
Our short and long-term success is subject to many factors beyond our control. If any of the following risks, as well as any risks described elsewhere in this Form 10-K, actually occur, our business, financial condition or results of operations could suffer. Other risks not presently known to us or not presently thought to be material could also affect our business, our financial condition or results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
Risks Related to Our Business
OUR BUSINESS WILL SUFFER IF WE ARE NOT ABLE TO OBTAIN RELIABLE DATA AS A BASIS FOR OUR HEALTHCARE INFORMATION.
To provide our healthcare information, we must be able to receive comprehensive, reliable data. We obtain this data from a number of public and private sources. Currently, the information we utilize to compile our hospital ratings is acquired from the Centers for Medicare and Medicaid Services (“CMS”) and 19 individual states. For the year ended December 31, 2007, revenues derived from SQP, SQI, and QAI products accounted for approximately 77% of our total ratings and advisory revenue. These products are based exclusively on our hospital ratings. Moreover, some of our Health Management Suite modules are based on information acquired from CMS. Our business could suffer if CMS or our other data sources began charging for use or access to this data, or cease to make such information available, and suitable alternative sources were not identified on a timely basis. Moreover, our ability to attract and retain customers depends on the reliability of the information that we use and purchase. If our information is inaccurate or otherwise erroneous, our reputation and customer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we denied, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that stops providing information or that charges substantially more for such data, could hurt our business.
FAILURE TO EFFECTIVELY MANAGE THE GROWTH OF OUR OPERATIONS AND INFRASTRUCTURE COULD DISRUPT OUR OPERATIONS AND PREVENT US FROM MAINTAINING OR INCREASING PROFITABLITY.
We have expanded meaningfully in the past few years and we continue to seek to increase our sales efforts, attract new clients, maintain existing clients and develop new products. To manage our growth, we must successfully attract qualified personnel and successfully integrate new personnel into our operations. Our failure to manage personnel and otherwise appropriately manage expansion of our business could adversely affect our business and future growth. Should our website traffic continue to grow and we do not maintain the appropriate infrastructure to support the growth and new technologies, our business will be harmed.
OUR PROPRIETARY RIGHTS MAY NOT BE FULLY PROTECTED.
If we fail to adequately protect our intellectual property rights, our business could be harmed by making it easier for our competitors to duplicate our services. While we have certain trademarks and copyrights that have been registered with the U.S. Patent and Trademark Office and the U.S. Copyright Office, respectively, such trademarks and copyrights may not offer adequate protection. In addition, we require some of our employees to enter into confidentiality and invention assignment agreements and, in more limited cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services or branding by others or may be subject to challenge by others. Furthermore, our ability to protect some of our proprietary rights is uncertain since legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet related industries are uncertain and are still evolving. In addition, although we have obtained copyright registrations for some of our databases such registrations and existing laws may not allow us to adequately protect the underlying data contained in such databases. Accordingly, third parties may contend they are free to use portions of the data contained in such databases. Also, our current rights and existing laws do not preclude competitors from independently developing businesses with functionality or features substantially equivalent or superior to our business. Any infringement, misappropriation or third-party development could have a material adverse effect on us.

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
We have had disputes with certain physicians with respect to the accuracy of their data that is included in reports we sell or otherwise provide to consumers and professionals, and have settled litigation with some of these physicians. Continuing to improve the accuracy of our data by both internal process measures and by obtaining data from various sources for comparative purposes will continue to be important for us.
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
IF WE WERE TO LOSE THE SERVICES OF KERRY HICKS OR OTHER MEMBERS OF OUR SENIOR MANAGEMENT TEAM, WE MAY NOT BE ABLE TO EXECUTE OUR BUSINESS STRATEGY.
Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO, Kerry Hicks, is critical to the overall management of HealthGrades as well as the development of our technology, our culture and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.
OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO ATTRACT, RETAIN AND MOTIVATE HIGHLY SKILLED EMPLOYEES.
Our ability to execute our business plan and be successful depends upon our ability to attract, retain and motivate highly skilled employees when needed. As we expand our business, we need to hire additional personnel to support our information technology operations in particular. We may be unable to retain our key employees or attract or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel as needed and retaining and motivating our current personnel, our business will suffer.
WE MAY EXPERIENCE SYSTEM FAILURES THAT COULD INTERRUPT OUR SERVICES.
The success of our www.healthgrades.com website and activities related to the website will depend on the capacity, reliability and security of our network infrastructure. We rely on telecommunications providers to provide the external telecommunications infrastructure necessary for Internet communications. We also depend on providers of online content and services for some of the content and applications that we make available through healthgrades.com. Any significant interruptions in our services or increases in response time could result in the loss of potential or existing users or customers. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for losses that may occur or to provide for costs associated with business interruptions.
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

FAILURE BY THIRD PARTY VENDORS OF TECHNOLOGY.
Our business depends on continued and unimpeded access to the internet by us and our users. Internet access providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers. Our business also depends on the ability of our users to access the internet and certain of our data offerings require significant bandwidth to work effectively. Currently, this access is provided by a company with significant market power in the broadband and internet access marketplace. While interference with access to our website seems unlikely, such carrier interference could result in a loss of existing users and advertisers and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenue and growth.
WE MAY LOSE BUSINESS IF WE ARE UNABLE TO KEEP UP WITH RAPID TECHNOLOGICAL OR OTHER CHANGES.
The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new service and product announcements and changing consumer demand. If we are unable to keep up with changing technology and other factors related to our market, we may be unable to attract and retain users or customers, which would reduce or limit our revenues. Our future success will depend on our ability to adapt to these changes, and to continuously improve the content, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new internet networking, telecommunications or development technologies, or other technological changes could require us to incur substantial expenditures to modify or adapt our website or infrastructure, which might negatively affect our ability to remain profitable.
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
WE MAY BE UNSUCCESSFUL IN OUR EFFORTS TO INCREASE ADVERTISING AND SPONSORSHIP REVENUE.
We began to offer advertising on our website at www.healthgrades.com in the latter half of 2007. However, our ability to realize revenue from this initiative is subject to substantial uncertainty including, but not limited to the following:
•
Our public website will face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We will compete for users with online services and web sites that provide health-related information, including both commercial sites and not-for-profit sites. We will also compete for advertisers and sponsors with both healthcare-related and non-healthcare related content and services.

•
Our advertising initiative is in its early stages. Many of our competitors have greater financial, technical, product development and other resources than we do. These organizations may be better known than we are and have more customers or users than we do. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form. As there are no substantial barriers to entry into the online advertising market, we expect that competitors will continue to enter this market.

•
There are numerous items outside of our control that may limit our ability to accurately forecast or generate revenues from this area including, but not limited to: advertisers budgets and buying patterns, the time between the initial contact with an advertising network, agency or potential advertiser/sponsor and the execution of a contract, which may be lengthy and seasonal factors relating to the prevalence of specific health conditions that may affect the timing of promotional campaigns for specific products, among other items.

•	Failure to effectively compete for online advertising may have a material adverse effect on our revenues and results of operations.

•	If unable to provide quality graphics to attract users and advertisers to our website, our advertising revenues may be adversely affected.
Failure to effectively compete for online advertising may have a material adverse effect on our revenues and results of operations.

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
Some of these competitors are larger, have greater financial, marketing, technical and product development resources and have more experience in providing healthcare information than us. These competitors may also be better known than us. We cannot assume that we will be able to compete successfully among these competitors.
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
Laws and regulations in jurisdictions throughout the world have been adopted and will likely continue to be adopted in the future that address internet, data and privacy related issues, including online content, user privacy, pricing, and quality of products and services. This legislation and related enforcement activities could increase our cost of doing business and negatively affect our business. Moreover, it may take many more years to determine the extent to which laws and regulations passed prior to the popular use of the internet govern issues like property ownership, libel, negligence and personal privacy are applicable to the internet. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Most of these laws predate and therefore do not specifically address online activities and information. In addition, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state and local governments in the United States. Laws and regulations in countries outside the United States restrict the availability of new markets in other countries where those markets would otherwise be available for expansion. Moreover, restrictive privacy and other laws outside the United States serve as a model for new and more restrictive laws inside the United States at both the federal and the state levels.
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
Item 3. Legal Proceedings
Indemnification of our Chief Executive Officer and Derivative Complaint
For the year ended December 31, 2007, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $636,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award in October 2005. The collection agency appealed the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks. In February 2007, the 10th Circuit Court of Appeals affirmed the district court’s confirmation of the April 2005 award entered in favor of Mr. Hicks. This award has not been paid to Mr. Hicks.
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
The claims Mr. Hicks asserts in the arbitration are for defamation and outrageous conduct against the collection agency parties. Mr. Hicks has filed motions to attempt to narrow the issues to be heard based upon the findings made by the arbitrator in his May 14, 2007, ruling. The collection agency parties have raised claims against Mr. Hicks for abuse of process, “frivolous and spurious lawsuit” and “attorneys’ fees.” Mr. Hicks filed a motion to dismiss the counterclaims. Briefing on that motion was completed on January 18, 2008. The hearing in connection with Mr. Hicks’ claims, and any counterclaims that survive the motion to dismiss, is set to commence on June 24, 2008.
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
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleged, among other items, that the defendants wasted and continue to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks had converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle seeks a recovery to our company of the attorney’s fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurs in this matter. Mr. Cadle also seeks injunctive relief to prevent us from continuing to indemnify Mr. Hicks. In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The plaintiff filed a reply to this motion in May 2007. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007. The plaintiff has appealed the dismissal of the complaint to the 10th Circuit Court of Appeals.

On July 10, 2007, a U.S. District Court Judge entered an order precluding Daniel C. Cadle from engaging in 13 acts that the arbitrator found to be outrageous. On July 20, 2007, a County Court Judge in Jefferson County, Colorado, entered a Permanent Civil Protection Order against Daniel C. Cadle. The Protection Order requires that Mr. Cadle stay at least 250 yards from Mr. Hicks, his residences and our headquarters. On July 26, 2007, Mr. Cadle appealed the Civil Protection Order entered by the County Court Judge in Jefferson County, Colorado, to the U.S. District Court. On January 15, 2008, the U.S. District Court affirmed the Civil Protection Order entered by the County Court.
In June 2007, we filed a motion to recover attorneys’ fees totaling approximately $120,000 incurred with respect to the shareholder derivative complaint by Mr. Cadle. On July 27, 2007, the trial court entered an order deferring resolution of the motion for attorneys’ fees until after the 10th Circuit Court of Appeals decides the appeal of the trial court’s order dismissing the complaint.
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
The Plaintiffs allege claims under Section 10(b) of the Exchange Act and Rule 10b-5, Section 12 of the Securities Act, fraud with respect to alleged material misrepresentations and/or omissions of material fact and negligent misrepresentation in connection with the Plaintiffs’ purchase of our common stock. As they relate to us, the claims arise out of our SEC filings and presentations made by company management at the request of Essex, to Plaintiffs (or parties allegedly related to the Plaintiffs) in December 2005 and February 2006. Specifically, the claims relate to alleged misrepresentations by company management regarding the likelihood that the Hewitt Agreement would move to full implementation.
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
On October 31, 2007, the plaintiffs filed a second amended complaint against us, which contained allegations that were substantially similar to those pled in the first amended complaint. We filed a motion to dismiss the second amended complaint on December 12, 2007.
The court conducted oral argument on the motion to dismiss the second amended complaint on January 10, 2008 at which time it denied our motion to dismiss the common law fraud and Section 10(b) claims, but deferred a decision on the Section 12 and negligent misrepresentation claims. On February 19, 2008, the Court issued an opinion dismissing the Section 12 claim, but maintaining the negligent misrepresentation claim because dismissal at that time was premature. We will have an opportunity to renew our argument once the court decides which state’s law applies.
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

NAME	AGE	POSITION
Kerry R. Hicks	48	Chairman, President and Chief Executive Officer
David G. Hicks	49	Executive Vice President
Sarah Loughran	43	Executive Vice President
Allen Dodge	40	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Steve Wood	64	Executive Vice President
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
STEVE WOOD has served as Executive Vice President since July 2006. From January 2005 to June 2006, he served as Senior Vice President and General Manager — Healthcare Division of J.D. Power and Associates and from February 2001 to December 2004 as Executive Director — Healthcare Division of J.D. Power and Associates.
Kerry R. Hicks and David G. Hicks are brothers.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “HGRD”. The following table sets forth the high and low daily closing prices for our common stock for the quarters indicated as reported on the Nasdaq Global Select Market (since May 9, 2007) and the Nasdaq Capital Market (through May 8, 2007).

	HIGH	LOW
Year Ended December 31, 2006
First Quarter	$6.89	$5.28
Second Quarter	5.30	3.04
Third Quarter	4.67	4.08
Fourth Quarter	4.99	4.18

Year Ended December 31, 2007
First Quarter	$6.30	$4.44
Second Quarter	6.96	5.36
Third Quarter	6.69	4.62
Fourth Quarter	6.84	4.81
Holders of Record
As of March 13, 2008, there were approximately 134 shareholders of record of our common stock, and the closing price of our common stock was $5.32 per share as reported by the Nasdaq Global Select Market. Because many of our shares of common stock are held by brokers and other institutional investors on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never paid or declared any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings for use in our business.

Performance Graph
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) or incorporated by reference into any filing of HealthGrades under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by the specific reference in such filing.
This graph assumes an investment of $100 in our common stock, the Nasdaq Stock Market (US) and the Nasdaq Computer & Data Processing Index on December 31, 2002, and covers the period from December 31, 2002 through December 31, 2007 and dividend reinvestment has been assumed. We have never paid dividends on our common stock and have no present plans to do so. Such returns are based on historical results and are not intended to suggest future performance.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/02		12/31/03		12/31/04		12/30/05		12/29/06		12/31/07
Health Grades, Inc.	$100.00		$2,000.00		$9,666.67		$21,066.67		$14,966.67		$19,833.33
	$(.03	*)	$(.60	*)	$(2.90	*)	$(6.32	*)	$(4.49	*)	$(5.95	*)
Nasdaq Stock Market (US)	$100.00		$149.52		$162.72		$166.18		$182.57		$197.98
Nasdaq Computer & Data Processing Index	$100.00		$131.80		$145.30		$150.23		$168.68		$206.11

*	Health Grades, Inc. closing share price as of respective year-end date

Purchases of Equity Securities by the Issuer
The following chart provides information regarding common stock purchases by us for the three months ended December 31, 2007.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share(2)	Programs(3)	Programs
October 1, 2007 through October 31, 2007	2,677	$5.90	—	1,739,046
November 1, 2007 through November 30, 2007	287,907	5.48	287,700	1,451,346
December 1, 2007 through December 31, 2007	267,862	5.25	267,345	1,184,001

Total	558,446	$5.37	555,045	1,184,001

(1)	Includes 3,401 shares purchased to cover employment taxes on restricted stock vesting.

(2)	Average price paid per share excludes commissions and service charges.

(3)
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

Item 6. Selected Financial Data
Statement of Operations Data

	Year Ended December 31,
	2007		2006	2005		2004	2003
Ratings and advisory revenue	$32,741,610		$27,764,021	$20,794,173		$14,536,304	$8,803,929

Income (loss) from operations	9,198,853	(1)	4,817,122	3,942,424		1,760,600	(1,275,775)

Net income (loss)	$6,748,171	(2)	$3,181,510	$4,139,853	(4)	$1,782,143	$(1,283,687)

Net income (loss) per common share (basic)	$0.24	(3)	$0.11	$0.15		$0.07	$(0.05)

Weighted average number of common shares used in computation (basic)	28,621,171		28,432,185	27,039,057		25,058,173	26,679,467

Net income (loss) per common share (diluted)	$0.20	(3)	$0.09	$0.12		$0.05	$(0.05)

Weighted average number of common shares and common share equivalents used in computation (diluted)	33,703,558		33,628,330	34,833,521		33,031,087	26,679,467

(1)	Income from operations for the year ended December 31, 2007 includes approximately $4.3 million of the arbitration award from Hewitt.

(2)	Net income for the year ended December 31, 2007 includes the arbitration award from Hewitt in the amount of approximately $2.8 million, net of tax.

(3)	Net income per common share basic and diluted for the year ended December 31, 2007 includes approximately $0.10 and $0.8 attributed to the Hewitt award, respectively.

(4)
Net income for the year ended December 31, 2005 includes a $1.5 million reversal of the valuation allowance for deferred tax assets previously reflected in our financial statements. The valuation allowance resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets.

Balance Sheet Data

	DECEMBER 31, 2007	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004	DECEMBER 31, 2003
Working capital (deficit)	$10,222,065	$7,027,821	$5,024,057	$96,190	$(1,820,137)
Total assets	36,935,329	31,019,585	23,844,473	12,931,127	8,821,239
Total long-term debt	2,387	3,863	5,254	—	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention — We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. For the year ended December 31, 2007, our increased revenues as compared to the same period of 2006 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (SQP), Strategic Quality Initiative (SQI) and Clinical Excellence Research & Consulting Group (QA and QAI) programs. In addition, during the year ended December 31, 2007 we continued to generate revenue from our first contract with a hospital system (Tenet HealthSystem) for our Internet Patient Acquisition program, which we signed in April 2006.
For the year ended December 31, 2007, we continued to increase our efforts to deploy of an advertising/sponsorship platform including recommendations on design of the website to optimize ad placement and identification of an ad server partner, among other things.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. We typically receive a non-refundable payment for the first year of the contract term, which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date of contract execution. In an effort to increase retention rates, we have begun to execute three-year contracts with no right of cancellation until the second anniversary. Currently these two-year fixed agreements do not represent a significant number of our contracts with hospitals. An obstacle to maintaining high retention rates for our SQP and SQI clients is that clients may have lost their high ratings on or before any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence, we have found that in many cases, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give hospitals the ability to utilize any additional marketing messages they have for our individual service lines with us. However, if the hospital does not achieve the Distinguished Hospital Award for Clinical Excellence in each year of its agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
For the year ended December 31, 2007, we retained, or signed new agreements with, hospitals representing approximately 70% of the annual contract value of hospitals whose contracts had first or second year anniversary dates. In general, our rate of re-signing expired contracts is lower, especially with respect to our quality improvement clients, than our retention rate with respect to contracts that have a cancellation option on the first or second anniversary dates. Some of our quality improvement clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years has caused some hospitals to decline renewal as well. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly since the beginning of the contract.
We typically receive a non-refundable payment for the first year of the contract term (which is typically a maximum of three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date, with certain exceptions) upon contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our cash flow from operations could be adversely affected.
Critical Accounting Estimates
In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the most significant estimates and related assumptions used in the preparation of our financial statements, specifically those relating to our stock-based compensation.
We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment (“SFAS 123(R)”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited.

If actual results were to differ significantly from the estimates made, the reported results could be materially affected. Compensation cost we recognized under the fair value recognition provisions of SFAS 123(R) is recorded in the respective income statement categories based on the offered employees (e.g. sales and marketing, product development).
REVENUE AND EXPENSE COMPONENTS
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Ratings and advisory revenue. We currently operate in one business segment. We provide proprietary, objective healthcare provider ratings and advisory services to our clients. We generate revenue by providing our clients with information and other assistance that enable them to measure, assess, enhance and market healthcare quality. Our target clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers. We typically receive a non-refundable payment at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date, with certain exceptions). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term. Certain of our products represent a one-time delivery of data. For these arrangements, we recognize revenue at the time that the data is delivered.
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
Product development costs. We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services. These costs are expensed as incurred unless the criteria for capitalization under American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”) are met.
General and administrative expenses. General and administrative expenses consist primarily of salaries, employee benefits and other expenses for employees that support our infrastructure such as finance and accounting personnel, certain information technology employees and some of our support staff, facility costs, legal, accounting and other professional fees and insurance costs.
RESULTS OF OPERATIONS
Ratings and Advisory Revenue Overview

	Year ended	Year ended	Year ended
Product Area	December 31, 2007	December 31, 2006	December 31, 2005
Provider Services	$25,130,997	$20,068,557	$15,038,998
Internet Business Group	6,132,250	5,099,838	3,004,152
Strategic Health Solutions	1,478,363	2,595,626	2,751,023

Total	$32,741,610	$27,764,021	$20,794,173

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006
Ratings and advisory revenue. Total ratings and advisory revenue for the year ended December 31, 2007 increased 18% to approximately $32.7 million from $27.8 million for the year ended December 31, 2006 as a result of strong growth from Provider Services. Sales of HealthGrades’ suite of marketing and quality assessment and improvement products to hospitals were the principal reason for this increase. For the year ended December 31, 2007 and 2006, approximately 66% and 61%, respectively, of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from our marketing services to hospitals increased by approximately $4.5 million to $21.5 million for the year ended December 31, 2007. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals. For 2007, sales of additional services to existing hospitals accounted for nearly 24% of total new contracted sales. Approximately 18% of our ratings and advisory revenue was derived from sales of our quality reports to consumers and our Internet Patient Acquisition program for the years ended December 31, 2007 and 2006. Approximately 10% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the years ended December 31, 2007 and 2006. Finally, sales of our quality information to employers, benefits consulting firms, and health plans accounted for approximately 5% of our ratings and advisory revenue for 2007 compared to 9% for the same period of 2006.
Provider Services. For the year ended December 31, 2007, Provider Services revenue, which principally includes sales of hospital marketing products and quality improvement products, was approximately $25.1 million, an increase of $5.1 million, or 25% over the year ended December 31, 2006. This increase principally reflects sales of our marketing products to new hospital clients and increased sales to existing clients. For 2007, nearly 24% of all our new sales in our Provider Services area were to existing hospitals. For the years ended December 31, 2007 and 2006, we retained, or signed new contracts representing approximately 70% and 75%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.
Internet Business Group. For the year ended December 31, 2007, Internet Business Group revenue, which includes the sale of our quality reports to consumers, revenue from our Internet Patient Acquisition program and any website advertising and sponsorship revenue, was approximately $6.1 million, an increase of $1.0 million, or 20% over the year ended December 31, 2006. This increase is due to an increase in revenue our Internet Patient Acquisition product, which is primarily a result of our agreement with Tenet HealthSystem signed in the second quarter of 2006. In addition, the fourth quarter of 2007 includes some revenue from advertising while the fourth quarter of 2006 included no advertising revenue. These increases were partially offset by a slight decrease in sales of quality reports to consumers as we continue to make information free to them.
In 2007, the majority of our advertising revenue came from advertisements placed through the Google AdSense platform. During the second half of 2007, we began to place advertisements on our website and signed our first test advertising campaign with a pharmaceutical company. In addition, we implemented DoubleClick as our ad serving engine at the end of December. Although we are expanding our offerings to include a website advertising and sponsorship platform, the growth and success of these programs are uncertain.
Strategic Health Solutions. For the year ended December 31, 2007, Strategic Health Solutions revenue, which includes sales of our quality information to employers, benefit consultants, health plans and others and any sales of our data, was approximately $1.5 million, a decrease of $1.1 million, or 43% from the year ended December 31, 2006. Contributing to this decrease is the fact that the sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others is very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.
Cost of ratings and advisory revenue. For the years ended December 31, 2007 and 2006, cost of ratings and advisory revenue was approximately $5.3 million and $4.6 million, respectively, or approximately 16% and 17% of ratings and advisory revenue. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due in part to the slight decrease in our cost to acquire data. In addition, sales consultant costs have remained relatively consistent while ratings and advisory revenue have increased.
Other Revenue. Other revenue for the year ended December 31, 2007 primarily represents approximately $3.4 million of the $4.5 million total award granted to us by the panel of arbitrators with respect to our claims against Hewitt regarding an agreement between us and Hewitt that was entered into in July 2005. The panel’s award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt Agreement. This guarantee was $3.0 million annually for 2007, 2008 and 2009. The panel reduced this amount by its estimate of expected costs of generating these revenues. After deriving a net revenue amount, the panel performed a present value calculation of the net revenue amount utilizing a discount rate of 15%. See also the disclosure in Note 13 of the notes to consolidated financial statements contained in this report.

Sales and marketing costs. Sales and marketing costs for the year ended December 31, 2007 increased to approximately $9.1 million from $8.4 million for the year ended December 31, 2006. As a percentage of ratings and advisory revenue, sales and marketing costs were 28% and 30%, in 2007 and 2006, respectively. Sales and marketing costs were lower for the year ended December 31, 2007 compared to 2006, as a percentage of ratings and advisory revenue, mainly as a result of greater focusing our investments in product development costs.
Product development costs. Product development costs for the year ended December 31, 2007 increased to approximately $5.5 million from $3.5 million for the year ended December 31, 2006. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In particular, we added personnel to focus on advertising initiatives, as well as several projects that are in process with our search engine partners. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 750,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data
General and administrative expenses. For the year ended December 31, 2007, general and administrative expenses were approximately $7.0 million, an increase of approximately $0.6 million from general and administrative expenses of approximately $6.4 million for the year ended December 31, 2006. Included as a reduction in general and administrative expenses for the year ended December 31, 2007 is approximately $0.9 million in legal fees awarded to us by the panel of arbitrators in the Hewitt arbitration that was recorded as a reduction to expenses, offset by a net increase of approximately $1.5 million resulting primarily from increases in personnel costs.
Interest expense. For the year ended December 31, 2007, we incurred interest expense of approximately $1,800 with respect to interest paid on capital lease obligations for the security system lease at our facility in Golden and other items.
Interest income. We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2007, our total investment in these accounts amounted to approximately $22.5 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the year ended December 31, 2007, interest earned on this account was approximately $1.1 million. Also included in interest income is approximately $0.2 million from the Hewitt arbitration award. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position. Interest income in 2007 compared to 2006 increased by approximately $0.6 million or 93% principally because cash flows have increased significantly year over year.
YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005
Ratings and advisory revenue. Total ratings and advisory revenue for the year ended December 31, 2006 increased 34% to approximately $27.8 million from $20.8 million for the year ended December 31, 2005 as a result of strong growth from the Provider Services and Internet Business Group products. Sales of our suite of marketing and quality assessment and improvement products to hospitals accounted for approximately $5.0 million or 73% of the increase in revenue. For the year ended December 31, 2006 and 2005, approximately 61% and 59%, respectively, of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from our marketing services to hospitals increased by approximately $4.7 million to $17.0 million for the year ended December 31, 2006. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals. For 2006, sales of additional services to existing hospitals accounted for nearly 30% of total new contracted sales. Approximately 18% of our ratings and advisory revenue was derived from sales of our quality reports to consumers and our Internet Patient Acquisition program compared to 14% for the same period of 2005. Approximately 10% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the year ended December 31, 2006 compared to 12% for the same period of 2005. Finally, sales of our quality information to employers, benefits consulting firms, and health plans accounted for approximately 9% of our ratings and advisory revenue for 2006 compared to 13% for the same period of 2005.
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

Internet Business Group. For the year ended December 31, 2006, Internet Business Group revenue, which includes the sale of our quality reports to consumers and revenue from our Internet Patient Acquisition program, was approximately $5.1 million, an increase of $2.1 million, or 70% over the year ended December 31, 2005. This increase is due to both an increase in revenue from our Internet Patient Acquisition product, launched in 2006, that is primarily due to the Tenet HealthSystem agreement signed in the second quarter of 2006 and increased sales of our quality reports to consumers. For the year ended December 31, 2006, the Tenet HealthSystem agreement contributed approximately $1.7 million in revenue to our Internet Business Group. During 2006, we also increased both the volume and price point of our quality reports to consumers.
Strategic Health Solutions. For the year ended December 31, 2006, Strategic Health Solutions revenue, which includes sales of our quality information to employers, benefit consultants, health plans and others and any sales of our data, was approximately $2.6 million, a decrease of $0.2 million, or 6% over the year ended December 31, 2005. Contributing to this decrease was the fact that we received $0.4 million from a pilot program with Hewitt in the second half of 2005, and did not receive any revenue under this program in 2006. In addition, the sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others is very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.
Cost of ratings and advisory revenue. For the years ended December 31, 2006 and 2005, cost of ratings and advisory revenue was approximately $4.6 million and $3.2 million, respectively, or approximately 17% and 15% of ratings and advisory revenue. The increase in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due in part to the slight increase in incremental cost associated with increased sales of our marketing services to hospitals and sales of quality information. In addition, one of the significant components of cost of ratings and advisory revenue is our cost to acquire data, which has also increased slightly as a percentage of ratings and advisory revenue over 2005. Included in cost of ratings and advisory revenue in 2006 is approximately $99,000 of compensation costs from our adoption of SFAS 123(R) during 2006.
Sales and marketing costs. Sales and marketing costs for the year ended December 31, 2006 increased to approximately $8.4 million from $5.8 million for the year ended December 31, 2005. As a percentage of ratings and advisory revenue, sales and marketing costs were 30% and 28%, in 2006 and 2005, respectively. The increase as a percentage of ratings and advisory revenue is primarily due to the hiring of additional sales personnel in 2006 as well as a large volume of new sales. We pay a higher percentage of commissions to our sales group with respect to new contracts than we pay upon retention of contracts. Revenue is deferred and we recognize revenue on a straight-line basis, while commission is expensed upon contract execution. Therefore, commission expenses can rise very quickly in periods of increased sales. In addition, our sales team is incentivized on a tiered commission structure. The more seasoned sales personnel accounted for the majority of the sales later in 2006, and sales commissions were paid to these individuals based on the highest commission tiers. Sales and marketing costs also include payments to internet search engines for placement on the internet. This expense was approximately $1.1 million and $865,000 in 2006 and 2005, respectively. The increase costs are mainly because ad placements are more frequently displayed through our search engine partners due to increased search traffic. Finally, included in sales and marketing costs in 2006 is approximately $297,000 of compensation costs from our adoption of SFAS 123(R) during 2006.
Product development costs. Product development costs for the year ended December 31, 2006 increased to approximately $3.5 million from $3.0 million for the year ended December 31, 2005. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In addition, we continued to invest in the improvement of our physician data. The physician data we maintained at December 31, 2006 relates to over 700,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data. In addition, included in product development costs in 2006 is approximately $159,000 of compensation costs from our adoption of SFAS 123(R) during 2006.
General and administrative expenses. For the year ended December 31, 2006, general and administrative expenses were approximately $6.4 million, an increase of approximately $1.5 million from general and administrative expenses of approximately $4.9 million for the year ended December 31, 2005. The increase in general and administrative expenses is due to various items including an increase in legal fees of approximately $499,000, which relates primarily to indemnification expenses for our Chief Executive Officer (described in Note 13 to the financial statements included in Item 8 of this report) and the fees we are incurring with respect to the arbitration claims against Hewitt (also described in Note 13 to the financial statements included in Item 8 of this report), additional personnel in the accounting/finance area and general IT support of approximately $281,000, increased depreciation related to additional hardware infrastructure purchases in 2006 of approximately $137,000 and additional accounting fees of approximately $96,000 related principally to an outside consulting firm retained to assist us with respect to our Sarbanes-Oxley Section 404 compliance efforts. Also included in general and administrative expenses in 2006 is approximately $171,000 of compensation costs from our adoption of SFAS 123(R) during 2006.

Interest expense. For the year ended December 31, 2006, we incurred interest expense of approximately $400 with respect to interest paid on capital lease obligations for the security system lease at our facility in Golden.
Interest income. We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2006, our total investment in these accounts amounted to approximately $15.7 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the year ended December 31, 2006, interest earned on this account was approximately $484,000. During 2006, we also maintained short-term investments in U.S. government and government agency debt securities with maturities of greater than 90 days and less than 180 days. However, as of December 31, 2006, all investments held had original maturities not exceeding three months. For the year ended December 31, 2006, interest earned on investments in this account was approximately $204,000. Any decrease in interest rates in either of these investment accounts would not have a material impact on our financial position. Interest income in 2006 compared to 2005 increased by approximately $0.5 million or 236% principally because cash flows have increased significantly year over year.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2007, we had working capital of approximately $10.2 million, an increase of $3.2 million from working capital of approximately $7.0 million as of December 31, 2006. Included in current liabilities as of December 31, 2007 is $17.7 million in deferred revenue, which principally represents contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
For the year ended December 31, 2007, cash provided by operations was approximately $12.3 million compared to cash provided by operations of approximately $6.4 million for the year ended December 31, 2006, an increase of approximately $5.9 million, primarily due to an increase in cash resulting from the $4.5 million payment from Hewitt and collections received from customers. For the year ended December 31, 2007, we paid approximately $3.5 million in estimated income tax payments. Net cash flow used in investing activities was approximately $0.8 million for the year ended December 31, 2007, compared to approximately $1.4 million of cash provided in the year ended December 31, 2006, a decrease of approximately $2.2 million. During the years ended December 31, 2007 and 2006, we incurred approximately $0.8 million in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. For the year ended December 31, 2006, we had net cash from the purchase and sale of investments held-to-maturity of $2.2 million, compared to $0 for the year ended December 31, 2007. Net cash flow used in financing activities was approximately $4.2 million and $1.4 million for the years ended December 31, 2007 and 2006, respectively. Included in cash flow used in financing activities for the years ended December 31, 2007 and 2006 is approximately $5.6 million and $3.3 million, respectively, in purchases of treasury stock.
Since June 22, 2006 and through December 31, 2007, under a stock repurchase program approved by our board of directors, we have repurchased 1,815,999 shares of our common stock for an aggregate purchase price of $8,865,562, which includes commissions and fees of $74,041.
We had a $1.0 million line of credit arrangement with Silicon Valley Bank that expired February 2006. We did not renew the arrangement, although we have available a standby letter of credit drawn on the bank in the amount of approximately $335,000, which was provided in January 2005 in connection with our entry into a lease for our office in Golden, Colorado. This standby letter of credit is secured by the cash and cash equivalents we maintain with Silicon Valley Bank. We currently have no other credit arrangements.
During the year ended December 31, 2007, the number of our common shares issued increased by 704,184 shares due to the exercise of stock options. We received approximately $570,000 in cash from the exercise of these stock options. As of December 31, 2007, we have outstanding options to purchase approximately 5.9 million shares of our common stock, at a weighted average exercise price of $0.45 per share. Therefore, we anticipate that additional options will be exercised. We also record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the award. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote and receive any dividends or other distributions paid on such shares. For the year ended December 31, 2007 our common shares issued increased by 1,416,082 shares due to the grants of RSAs.
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

The non-competition agreements, which were assigned a value of $404,000 with a five-year useful life and the SAB 51 adjustment for investment in majority-owned subsidiary of approximately $172,000, are reported as non-cash investing and financing activities. As the controlling, majority owner, the $168,000 fair value assigned to the trademark is recorded at our carrying value, or $0. See Notes 2 and 7 to our consolidated financial statements.
We anticipate that we have sufficient funds available to support ongoing operations at their current level. As noted above, upon execution of our SQI, SQP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date, with certain exceptions). We record the cash payment as deferred revenue, which is a current liability on our balance sheet that is then amortized to revenue on a straight-line basis over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements, and to continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.
The following table sets forth our contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less than			More than
	Total	1 year	2-3 years	4-5 years	5 years
Contractual Obligations
Capital Lease Obligations	$4,170	$1,668	$2,502	$—	$—
Operating Lease Obligations	2,114,577	659,229	1,220,507	234,841	—
Employee Contracts	570,220	570,220	—	—	—
Purchase Obligations	552,821	350,206	202,615	—	—

Total	$3,241,788	$1,581,323	$1,425,624	$234,841	$—

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
DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES
On August 13, 2007, we entered into a Consulting Services Agreement, subsequently amended on August 26, 2007, with OmniMedix Institute, a nonprofit corporation dedicated to improving quality, efficiency and equity of health care by fostering the proliferation and use of patient-centric health information technologies. The Chairman and Chief Executive Officer of OmniMedix Institute is J.D. Kleinke, a member of our Board of Directors. The Consulting Services Agreement involves the development of a web-based pharmaceutical ratings survey instrument and reporting application for deployment and operation on our website. The aggregate monetary value of the Consulting Services Agreement is $157,000 which is payable over the term of the agreement. As of December 31, 2007, we paid $62,500 pursuant to the Consulting Services Agreement all of which is capitalized on our balance sheet. No related party expense is included in the consolidated statements of income for the years ended December 31, 2007, 2006 or 2005.
NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157 (“SFAS 157”), Fair Value Measurement. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the application of SFAS 157 will have a material impact on our financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 became effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We do not expect the application of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the application of SFAS 141(R) will have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements issued during the year ended December 31, 2007 that had a material impact or are anticipated to have a material impact on our financial position, operating results or disclosures.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our investment activities is to preserve principal, maintain substantial liquidity and to achieve an acceptable rate of return. This objective is accomplished by adherence to our investment policy, which establishes guidelines of eligible types of securities and credit requirements for each investment.
Changes in prevailing interest rates will cause the market value of our investments to fluctuate. To minimize this risk, we maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2007, our total investment in these accounts amounted to approximately $22.5 million. This amount is included in the cash and cash equivalents on our balance sheet. For the year ended December 31, 2007, interest earned on these accounts was approximately $1.1 million.
We have not utilized derivative financial instruments in our investment portfolio and are not subject to interest rate risks on any borrowings.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Grades, Inc.
We have audited the accompanying consolidated balance sheets of Health Grades, Inc. (a Delaware corporation) and subsidiary (collectively, the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Health Grades, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 17, 2008 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Denver, Colorado
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Grades, Inc.
We have audited Health Grades, Inc. (a Delaware Corporation) and subsidiary’s (collectively, the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Health Grades, Inc.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Denver, Colorado
March 17, 2008

Health Grades, Inc. and Subsidiary
Consolidated Balance Sheets

	DECEMBER 31,
	2007	2006
ASSETS
Cash and cash equivalents	$23,369,368	$16,024,373
Accounts receivable, net	6,935,341	8,895,709
Prepaid expenses and other current assets	836,222	712,021

Total current assets	31,140,931	25,632,103

Property and equipment, net	1,641,456	1,765,961
Intangible assets, net	357,128	115,001
Goodwill	3,106,181	3,106,181
Deferred income taxes	689,633	400,339

Total assets	$36,935,329	$31,019,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$326,039	$340,742
Accrued payroll, incentive compensation and related expenses	2,222,970	1,838,282
Accrued expenses	432,928	311,941
Current portion of capital lease obligations	1,476	1,391
Current portion of deferred rent	68,544	75,074
Deferred revenue	17,739,152	15,897,374
Deferred income taxes	113,914	63,190
Income taxes payable	13,843	76,288

Total current liabilities	20,918,866	18,604,282

Long-term portion of capital lease obligations	2,387	3,863
Long-term portion of deferred rent	229,321	268,392

Total liabilities	21,150,574	18,876,537

Commitments and contingencies

Minority interest	248,011	—

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 50,895,623 and 48,775,357 shares issued as of December 31, 2007 and 2006, respectively	50,895	48,775
Additional paid-in capital	96,860,004	94,604,033
Accumulated deficit	(58,716,933)	(65,465,104)
Treasury stock, 21,424,236 and 20,321,910 shares as of December 31, 2007 and 2006, respectively	(22,657,222)	(17,044,656)

Total stockholders’ equity	15,536,744	12,143,048

Total liabilities and stockholders’ equity	$36,935,329	$31,019,585

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Income
Years ended December 31,

	2007	2006	2005
Revenue:
Ratings and advisory revenue	$32,741,610	$27,764,021	$20,794,173
Other	3,425,465	6,231	13,333

	36,167,075	27,770,252	20,807,506

Cost of revenue:
Cost of ratings and advisory revenue	5,323,672	4,593,310	3,168,668

Gross margin	30,843,403	23,176,942	17,638,838

Operating expenses:
Sales and marketing	9,147,911	8,423,777	5,801,590
Product development	5,491,725	3,547,335	3,035,728
General and administrative	7,004,914	6,388,708	4,859,096

Income from operations	9,198,853	4,817,122	3,942,424

Other:
Other	—	(43)	1,405
Interest income	1,330,903	689,230	205,124
Interest expense	(1,771)	(387)	(763)
Minority interest	327,835	—	—

Income before income taxes	10,855,820	5,505,922	4,148,190
Income tax expense	4,107,649	2,324,412	8,337

Net income	$6,748,171	$3,181,510	$4,139,853

Net income per common share (basic)	$0.24	$0.11	$0.15

Weighted average number of common shares used in computation (basic)	28,621,171	28,432,185	27,039,057

Net income per common share (diluted)	$0.20	$0.09	$0.12

Weighted average number of common shares used in computation (diluted)	33,703,558	33,628,330	34,833,521

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years ended
December 31, 2007, 2006 and 2005

	COMMON STOCK		ADDITIONAL
	$0.001 PAR VALUE		PAID-IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL
Balance at January 1, 2005	44,880,176	$44,880	$90,094,408	$(72,786,467)	$(13,767,580)	$3,585,241

Stock based compensation expense - non-employee	—	—	24,311	—	—	24,311
Employee stock option exercise	2,078,020	2,078	624,215	—		626,293
Stock warrant exercise	716,583	716	85,978	—		86,694
Tax benefit from exercise of stock options	—	—	1,155,187	—		1,155,187
Net income	—	—	—	4,139,853	—	4,139,853

Balance at December 31, 2005	47,674,779	47,674	91,984,099	(68,646,614)	(13,767,580)	9,617,579

Stock based compensation expense -employee	—	—	726,421	—	—	726,421
Stock based compensation expense - non-employee	—	—	14,396	—	—	14,396
Employee stock option exercise	1,100,578	1,101	432,550	—	—	433,651
Tax benefit from exercise of stock options	—	—	1,446,567	—	—	1,446,567
758,520 shares repurchased	—	—	—	—	(3,277,076)	(3,277,076)
Net income	—	—	—	3,181,510	—	3,181,510

Balance at December 31, 2006	48,775,357	48,775	94,604,033	(65,465,104)	(17,044,656)	12,143,048

Stock based compensation expense - employee	—	—	961,715	—	—	961,715
Employee stock option exercise	704,184	704	568,921	—	—	569,625
Restricted stock awards	1,416,082	1,416	(1,416)	—	—	—
Tax benefit from exercise of stock options	—	—	898,597	—	—	898,597
1,102,326 shares repurchased	—	—	—	—	(5,612,566)	(5,612,566)
SAB 51 capital reallocation adjustment for investment in majority-owned subsidiary	—	—	(171,846)	—	—	(171,846)
Net income	—	—	—	6,748,171	—	6,748,171

Balance at December 31, 2007	50,895,623	$50,895	$96,860,004	$(58,716,933)	$(22,657,222)	$15,536,744

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31,

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$6,748,171	$3,181,510	$4,139,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,046,254	698,317	393,835
Bad debt expense	—	15,000	20,000
Loss (gain) on disposal of assets	25,996	43	(1,405)
Stock based compensation expense - non-employees	—	14,396	24,311
Stock based compensation expense - employees	961,715	726,421	—
Accretion of discount on held-to-maturity securities	—	(204,323)	—
Tax benefit from stock option exercises	(871,469)	(1,420,574)	1,155,187
Deferred income taxes	(238,570)	774,813	(1,111,962)
Minority interest	(327,835)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,960,368	(3,296,984)	(2,599,350)
Prepaid expenses and other current assets	(124,201)	(142,470)	(315,712)
Accounts payable	(14,703)	75,053	221,654
Accrued payroll, incentive compensation and related expenses	384,688	312,438	347,263
Accrued expenses	113,461	22,853	(33,689)
Income taxes payable	836,152	1,507,835	(56,278)
Deferred revenue	1,841,778	4,154,547	4,013,632
Deferred rent	(45,601)	(38,396)	381,862

Net cash provided by operating activities	12,296,204	6,380,479	6,579,201

INVESTING ACTIVITIES
Purchases of property and equipment	(788,346)	(806,978)	(1,548,541)
Acquisitions of intangible assets	—	—	(235,230)
Purchases of held-to-maturity investments	—	(9,512,523)	(2,588,154)
Sale of property, plant and equipment	10,000	450	8,950
Proceeds from sale or maturity of held-to-maturity investments	—	11,705,000	600,000

Net cash provided by (used in) investing activities	(778,346)	1,385,949	(3,762,975)

FINANCING ACTIVITIES
Payments under capital lease obligation	(1,391)	(1,310)	(969)
Excess tax benefits from stock-based payment arrangements	871,469	1,420,574	—
Purchases of treasury stock	(5,612,566)	(3,277,076)	—
Exercise of common stock options and warrants	569,625	433,651	712,987

Net cash (used in) provided by financing activities	(4,172,863)	(1,424,161)	712,018

Net increase in cash and cash equivalents	7,344,995	6,342,267	3,528,244
Cash and cash equivalents at beginning of period	16,024,373	9,682,106	6,153,862

Cash and cash equivalents at end of period	$23,369,368	$16,024,373	$9,682,106

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,771	$387	$763

Income tax paid	$3,523,998	$33,277	$21,390

NON CASH FINANCING AND INVESTING ACTIVITY
Property and equipment acquired with capital lease	$—	$—	$7,533
Property and equipment acquired in accounts payable or accrued expenses	$7,526	$—	$65,054
SAB 51 capital reallocation adjustment for investment in majority-owned subsidiary	$171,846	$—	$—
Non-competition agreements contributed to HCS by HealthCo	$404,000	$—	$—
See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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
We offer services to hospitals that are either attempting to communicate their clinical excellence to their internal staff, consumers and physicians or are working to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular) and at a medical issue level (e.g., coronary bypass surgery, community acquired pneumonia, valve replacement surgery). We also offer physician-led quality improvement consulting engagements and other quality improvement analysis and services for any hospitals that are seeking to enhance quality.
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
During the second half of 2007, we began to place advertisements on our website and signed our first limited advertising campaign with a pharmaceutical company. In December 2007, we launched a tabbed physician profile which allows consumers to access much of our physician information free of charge. We are currently displaying advertisements on the majority of our physician profile pages utilizing Google AdSense and DoubleClick’s advertising network. DoubleClick is our ad serving engine.
We provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Health Management Suite of products — Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™ and Home Health Quality Guide™.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and footnotes. These estimates are based on management’s current knowledge of events and actions they may undertake in the future, and actual results could differ from those estimates.
REVENUE RECOGNITION
Ratings and advisory revenue
Strategic Quality Initiative, Strategic Quality Partnerships and Quality Assessment and Implementation Programs:
Our ratings and advisory revenue is generated principally from annual fees paid by hospitals that participate in our Strategic Quality Initiative (“SQI”), Strategic Quality Partnership (“SQP”) (formerly, Distinguished Hospital Program or, “DHP”) and Quality Assessment and Implementation (“QAI”) programs. The SQI program provides business development and marketing tools to hospitals that are highly rated on our website. Under the SQI program, we license the HealthGrades name and our “report card” ratings to hospitals. The license may be in a single service line (for example, cardiac) or multiple service lines.

We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants.
Our SQI and SQP programs provide a license to highly rated hospitals, enabling them to utilize our name and certain ratings information for an annual period. Another feature of the SQI and SQP programs is a detailed comparison of the data underlying a hospital’s rating to local and national benchmarks. Our SQP program recognizes clinical excellence in hospitals among a range of service lines. Hospitals that contract with us for SQP services receive all of the SQI features described above with respect to their licensed service lines. In addition, if qualified, hospitals can reference the additional Distinguished Hospital Award (“DHA”) designation. Hospital clients are provided with additional marketing and planning assistance related to the DHA designation as well as trophies for display at the hospital. Hospitals that have demonstrated superior and sustained clinical quality, and have consistently received our Distinguished Hospital Award for Clinical Excellence (“DHA-CE”) designation the most consecutive times from 2008 and previous years, are included in America’s 50 Best Hospitals Report, which was issued in February 2008. Distinguished Hospital Program for Patient Safety™ (“DHP-PS”) recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on thirteen patient safety indicators from the Agency for Healthcare on Quality Research. Under our DHP-PS program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence.
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
We typically receive a non-refundable payment at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date, with certain exceptions). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term. Certain of our products represent a one-time delivery of data. For these arrangements, we recognize revenue at the time that the data is delivered.
Health Management Suite:
Through our Health Management Suite, we also provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations. Modules currently available for license are Find a High-Quality Provider (which includes our Hospital Quality Guide, Physician Quality Guide, Nursing Home Quality Guide and Home Health Quality Guide); Healthcare Budget (which includes our Treatment Cost Calculator and Medical Cost Calculator); and, Optimize Your Health (which includes our Health Risk Assessment, Personal Health Record and Medical Library). This information can be customized so that, for example, an employee can be provided with online access to quality data relating to healthcare providers within the provider network available under the employee’s health plan. For an additional fee, customers can integrate our modules within their online provider directories, and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules. Depending on the client’s needs, we can customize our content for the intended users.
We typically receive a non-refundable payment at the beginning of each year of the contract term (which varies from one to three years, subject to a cancellation right by either the client or us, on each annual anniversary date, with certain exceptions). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term.
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
Internet Patient Acquisition Program™:
Under this program, we design a premium profile for the physician that incorporates our source-verified information (e.g., board certification, years in practice) as well as information provided directly from the physician (e.g., practice philosophy, office hours). This premium profile is then made available, without charge, to all consumers searching our website. In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting which tracks, among other things, the number of consumers that view the physician’s premium profile.

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
Internet Advertising:
We recognize revenue from the sale of impression-based advertisements on our website in the period in which the advertisements are delivered. The arrangements are evidenced by insertion orders that stipulate the types of advertising to be delivered and pricing. Our customers are billed based on pricing as determined by the insertion order, which may include certain discounts from list price. No amounts are subject to refund.
We refer to the fees generated by users and charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of our merchant partners as “activity-based advertising”. The arrangements for activity-based advertising are evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs and are not subject to refund.
During the second half of 2007, we began to place advertisements on our website and signed our first limited advertising campaign with a pharmaceutical company. In December 2007, we launched a tabbed physician profile which allows consumers to access much of our physician information free of charge.
Multiple element arrangements
The Company may, from time to time, enter into transactions containing multiple elements. Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on fair value and determined by verifiable objective evidence, and recognized at the time of delivery. If the arrangement has an undelivered element, we ensure that we have objective and reliable evidence of the fair value of the undelivered element. Fair value is determined based upon the price charged when the element is sold separately. Our revenues are substantially derived from arrangements that do not contain multiple deliverables.
COMMISSION EXPENSE
With respect to our sales team members, we record the commission expense in the period it is earned, which is typically upon contract execution for the first year of the agreement and on each anniversary date for clients that do not cancel in the second or third year of the contract term. We record the commission expense in this manner because once a contract is signed the salesperson has no remaining obligations to perform during the agreement in order to earn the commission. Commission expense for two-year fixed agreements (three year contracts with no right of cancellation on the first anniversary) is recorded upon contract execution. In this case, commission expense for the first two years of the contract is paid to the sales team member up front.
CONCENTRATION OF CREDIT RISK
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide number of customers. No single customer accounted for more than 10% of receivables at December 31, 2007.
PRODUCT DEVELOPMENT COSTS
We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services and modification of our quality guides. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred unless they meet the capitalization criteria of American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). During 2007 and 2006, we had several applications that met the criteria for cost capitalization as described in Note 5.

CASH AND CASH EQUIVALENTS
Cash and cash equivalents generally consist of cash, overnight investment accounts that include short-term U.S. government obligations with maturities not exceeding three months and investments in U.S. government and government agency debt securities with original maturities not exceeding three months. Such investments are stated at cost, which includes accrued interest, and which approximates fair value given the short maturity dates, and are considered cash equivalents for purposes of reporting cash flows.
SHORT-TERM INVESTMENTS
During 2006, the Company invested in U.S. government and government agency debt securities with maturity dates of 180 days or less. These securities were classified as held-to-maturity because we had the positive intent and ability to hold the securities to maturity. Held-to-maturity securities were stated at amortized cost, which approximates fair value given the short maturity dates, adjusted for amortization of premium and accretion of discounts to maturity.
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
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost less accumulated depreciation and amortization. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the initial lease term or the estimated useful lives of the underlying assets. The estimated useful lives used are as follows:

Computer equipment and software	3-5 years
Internally developed software	3 years
Furniture and fixtures	5-7 years
Leasehold improvements	6 years
INTANGIBLE ASSETS
We review intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable according to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Recoverability of these assets is measured by comparison of carrying amounts to the future discounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our intangible assets in any of the years presented. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we amortize intangible assets with definite lives over their remaining estimated useful lives, which are currently over periods ranging from one to five years. See Note 7 for further discussion of our intangible assets.
GOODWILL
Goodwill, which is stated at cost, is evaluated annually for impairment in accordance with the provisions of SFAS 142. See Note 6 for discussion of our annual impairment test performed in accordance with SFAS 142.

DEFERRED REVENUE
We typically receive a non-refundable payment at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date, with certain exceptions). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term.
Under the Internet Patient Acquisition program, initial fees which are due on the effective date of the contract are pro-rated for the period of the time commencing on the effective date and continuing until the last day of the then-current calendar quarter. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over three months.
LOSS CONTINGENCIES
We are subject to legal proceedings and claims that arise in the ordinary course of our business and to certain other legal proceedings. We expense legal costs incurred as period costs. See Note 13 for further discussion of legal proceedings.
ADVERTISING
Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of income. Advertising expense totaled approximately $2.1 million, $1.8 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in these amounts are advertising costs of approximately $1.3 million, $1.1 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, paid to various search engine partners. Advertising costs included in prepaid expenses and other current assets in our accompanying consolidated balance sheets as of December 31, 2007 and 2006 are insignificant.
TREASURY STOCK
Treasury stock is recorded at cost.
NET INCOME PER COMMON SHARE
We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income per common share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents, (composed of incremental common shares issuable upon the exercise of common stock options, warrants and restricted stock awards) are included in diluted net income per share to the extent these shares are dilutive, utilizing the treasury stock method. The treasury stock method utilizes the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options, warrants and restricted stock, less the number of shares assumed to be purchased using the average market price of our common stock during the year. As of December 31, 2007, 2006 and 2005, options to purchase 55,993, 87,394 and 90,417 shares of common stock, respectively, were excluded from our calculation of dilutive securities as the exercise prices were above the market price for our common stock.
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31.

	2007	2006	2005
Numerator for both basic and diluted earnings per share:
Net income	$6,748,171	$3,181,510	$4,139,853

Denominator:
Denominator for basic net income per common share—weighted average shares	28,621,171	28,432,185	27,039,057
Effect of dilutive securities:
Outstanding employee stock options, warrants and restricted stock awards	5,082,387	5,196,145	7,794,464

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	33,703,558	33,628,330	34,833,521

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
We adopted Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method on our required effective date of January 1, 2006. The modified prospective method requires measurement of compensation cost for all new stock awards and for all stock awards modified, repurchased, or cancelled after the effective date. Total future compensation cost is based upon a measurement of fair value on the date of grant and recognition of compensation expense over the requisite service period based on the straight-line attribution method, for awards expected to vest. In addition, any remaining compensation expense for the portion of stock awards issued prior to and that were outstanding on the effective date for which the requisite service had not been rendered is being recognized as the requisite service is rendered on or after the effective date. The fair value of these prior stock awards is based upon the grant-date fair value of these awards as previously calculated for our pro-forma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We previously recognized forfeitures of any stock awards as they occurred. As required by SFAS 123(R), the recorded share-based compensation expense includes our estimate of future forfeitures, whether the share-based awards were issued prior or subsequent to the effective date.
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
A valuation analysis of the trademark and non-competition agreements that were contributed to HCS was prepared; and, based on the analysis, the fair value of our contributed trademark license was determined to be $168,000. As the controlling majority owner, the value assigned to the trademark license is recorded at our carrying value, or $0, as the costs of internally developing intangible assets are expensed as incurred pursuant to the requirements of SFAS 142. The non-competition agreements contributed by HealthCo were assigned a value of $404,000 with an estimated five-year useful life. To determine the fair value of the non-competition agreements, the lost profits method of the income approach was utilized. The lost profits method reflects the value of an intangible asset based on the avoidance of a loss in revenue that would likely occur without the agreement. The non-competition agreements are included in intangible assets on our consolidated balance sheet.
Minority interest of approximately $328,000 for the year ended December 31, 2007, in the consolidated statements of income represents HealthCo’s 58% share of the operating loss of HCS. Minority interest of approximately $248,000 in the consolidated balance sheets is presented between liabilities and equity, also referred to as the “mezzanine” presentation as mandated by the Securities and Exchange Commission. This balance represents HealthCo’s capital at December 31, 2007, adjusted for its minority interest on the consolidated statement of income, and an initial capital reallocation of approximately $172,000 between us and HealthCo pursuant to Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB 51”). SAB 51 allows the difference between the carrying amount of our investment in HCS and the underlying net book value of HCS to be reflected as a capital transaction.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157 (“SFAS 157”), Fair Value Measurement. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied.

Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date SFA 157 is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the application of SFAS 157 will have a material impact on our financial position or results of operations.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 became effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. We do not expect the application of SFAS 159 will have a material impact on our financial position, cash flows or results of operations.
In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). This FSP amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The FASB clarifies in this FSP that a tax position could be effectively settled upon examination by a taxing authority. Assessing whether a tax position is effectively settled is a matter of judgment because examinations occur in a variety of ways. In determining whether a tax position is effectively settled, companies should make the assessment on a position-by-position basis, but a company could conclude that all positions in a particular tax year are effectively settled. The guidance in this FSP should be applied by companies upon the initial adoption of FIN 48. We adopted FIN 48 effective January 1, 2007. The application of FSP FIN 48-1 did not have a material impact on our financial position or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We do not expect the application of SFAS 141(R) will have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.
There were no other new accounting pronouncements issued during the year ended December 31, 2007 that had a material impact or are anticipated to have a material impact on our financial position, operating results or disclosures.
3. ACCOUNTS RECEIVABLE AND RATINGS AND ADVISORY SERVICES REVENUE
Accounts receivable consisted of the following for the years ended December 31:

	2007	2006

Trade accounts receivable	$6,954,548	$8,914,916
Less: allowance for doubtful accounts	19,207	19,207

	$6,935,341	$8,895,709

For the years ended December 31, 2007, 2006 and 2005, we derived the majority of our revenue from our ratings and advisory services. Furthermore, our marketing program services accounted for 66%, 61% and 59% of total ratings and advisory revenue for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007, 2006 and 2005, no individual customer accounted for more the 10% of our revenues. Receivables from Tenet HealthSystem Medical, Inc. were approximately $1.0 million at December 31, 2006. No other single customer accounted for more than 10% of receivables at December 31, 2007 or 2006.

4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following for the years ended December 31:

	DECEMBER 31
	2007	2006

Furniture and fixtures	$407,222	$329,312
Computer equipment and software	3,763,997	3,248,301
Leasehold improvements and other	436,723	397,896

	4,607,942	3,975,509
Accumulated depreciation and amortization	(2,966,486)	(2,209,548)

Net property and equipment	$1,641,456	$1,765,961

For the years ended December 31, 2007, 2006, and 2005, depreciation and amortization expense related to property and equipment was approximately $907,000, $636,000, and $336,000 respectively.
5. INTERNALLY DEVELOPED SOFTWARE
In accordance with SOP 98-1, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $106,000 and $300,000 of software development costs incurred during 2007 and 2006, respectively, related to certain applications developed for internal use. As the applications became ready for their intended use and were placed into service, we began to amortize the costs over their useful life, which we expect to be three years. Amortization expense related to internally developed software for the years ended December 31, 2007, 2006 and 2005 was approximately $262,000, $100,000 and $0, respectively, and is included in the depreciation and amortization expense disclosed in Note 4.
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
After deriving the market capitalization and expected cash flow valuations as described above, we then applied an equal weighting to each model to derive our overall fair value estimate of HealthGrades. As required under SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarters of 2005, 2006 and 2007. These tests resulted in no impairment to our goodwill balance.
We will continue to perform the annual impairment test as of December 31 for subsequent years, or sooner, if indicators of impairment arise at an interim date. Any impairment identified during the annual impairment tests will be recorded as an operating expense in our statements of income.

We expect to continue to utilize the combined market capitalization and expected cash flow approach described above to perform our annual impairment analysis and interim tests if necessary.
7. INTANGIBLE ASSETS
The components of intangible assets as of December 31 are as follows:

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets with finite lives:
Survey builder and tools	$212,230	$182,212	$30,018	$235,230	$120,229	$115,001
Non-competition agreements	404,000	76,890	327,110	—	—	—

Total	$616,230	$259,102	$357,128	$235,230	$120,229	$115,001

For the years ended December 31, 2007, 2006 and 2005 amortization expense of intangible assets was approximately $139,000 $63,000 and $58,000, respectively. The survey builder and tools is being amortized over its remaining estimated useful life of less than one year and the non-competition agreements are being amortized over their remaining estimated useful lives of approximately four years. Expected amortization expense related to these assets for the next five years are as follows:

2008	$110,818
2009	80,800
2010	80,800
2011	80,800
2012	3,910
8. DEFERRED RENT
As of December 31, 2007 and 2006, we had approximately $298,000 and $343,000, respectively, recorded as deferred rent in our accompanying balance sheet. Deferred rent relates principally to cash payments we received from the landlord of our office facility as reimbursement for tenant improvements we made. In addition, deferred rent includes approximately one and a half months of construction period rent from the period beginning on the date upon which we accepted delivery of the premises and ending when we actually moved into the facility. Deferred rent will be amortized as a reduction to rent expense over the term of our lease.
9. LETTER OF CREDIT
In connection with a lease we executed in December 2004 for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount of the standby letter of credit, as required by the lease, will be automatically decreased to the new aggregate amount on the effective dates listed below, provided that the available amount exceeds the aggregate amounts listed below.

Effective Date	New Aggregate Amount
February 15, 2008	$170,000
February 15, 2009	$45,000
As of December 31, 2007, the available amount of the standby letter of credit was $335,000. The amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
10. COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. Under the repurchase program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the year ended December 31, 2007, we repurchased 1,057,479 shares recorded as treasury stock, at an average purchase price of $5.24, for an aggregate cost of $5,588,486, which includes commissions and fees of $43,752. Since the inception of the repurchase program through December 31, 2007, we have repurchased 1,815,999 shares recorded as treasury stock at an average purchase price of $4.84, for an aggregate cost of $8,865,562, which includes commissions and fees of $74,041.

Equity Compensation Plan
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
Effective July 24, 2006, our stockholders approved an amendment and restatement of the Equity Plan. The Equity Plan was renamed the Health Grades, Inc. 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan reflects amendments that, among other things, extend the term of the Equity Plan to July 23, 2016 and provide for the grants of awards of shares of our common stock, “phantom” shares of common stock, stock appreciation rights and other stock-based awards. The maximum number of shares that may be issued under the 2006 Plan is 13,000,000 shares. This maximum number of authorized shares includes shares to be issued pursuant to the outstanding grants under the Equity Plan, but does not include shares previously issued pursuant to grants under the Equity Plan. Our employees, members of the Board of Directors and certain consultants and advisors are eligible to participate in the 2006 Plan. Our Board of Directors or a committee of the Board of Directors authorizes the grants and vesting of awards under the 2006 Plan. During the year ended December 31, 2007, the amount of cash received from the exercise of stock options was $569,625 and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activity was $1,003,488. As of December 31, 2007, there were 4,434,554 shares available for future granting under the 2006 Plan.
Historically, we have granted incentive stock options to our employees and non-qualified stock options to our directors and consultants. Such options have a maximum contractual life of ten years. Under the 2006 Plan, we have issued restricted stock awards (“RSAs”) to employees, directors and consultants. RSA grants with service based vesting typically vest over a two or four year period. We have also granted RSAs to our executive officers with certain performance based vesting. We may grant different equity awards with different vesting terms in the future.
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
We determine the value of RSAs based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. RSAs with performance based vesting are not expensed until the performance metrics are deemed probable. As mentioned above, actual results, and future changes in estimates, may differ substantially from our current estimates. Grantees of RSAs are entitled to receive any cash dividends and may vote their shares, but may not sell or transfer shares prior to vesting. As such, we record these shares as outstanding when the awards are granted.
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
On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We have classified stock-based compensation during the year ended December 31, 2007 and 2006 within the same expense line items as cash compensation paid to employees.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP FAS 123(R)-3”), which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies were allowed to take up to one year from the effective date of FSP FAS 123 (R)-3 to evaluate the available transition alternatives, provided they have no tax deficiencies under SFAS 123(R), and make a one-time election as to which method to adopt. We have elected to adopt the elective alternative transition method, as allowed under FSP FAS 123(R)-3.

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the years ended December 31 are as follows:

	2007	2006	2005(1)
Cost of ratings and advisory revenue	$101,426	$98,568	$—
Sales and marketing	417,802	311,563	24,311
Product development	158,391	159,398	—
General and administrative	284,096	171,288	—

Total stock-based compensation expense	$961,715	$740,817	$24,311

Related tax benefit	$237,184	$49,626	$9,241

(1)	Amount of stock-based compensation recognized in 2005 was recorded pursuant to SFAS 123 as compensation to a consultant.
Equity Plan
Valuation Assumptions for Stock Options
The fair value of stock options granted during the years ended December 31 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2007	2006	2005
Dividend yield	N/A	0%	0%
Expected volatility	N/A	111%	111-158%
Risk-free interest rate	N/A	4.84%	3.67-3.96%
Expected life	N/A	3-5 years	3 years
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
A summary of stock option activity for the year ended December 31, 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2006	6,649,543	$0.56
Granted	—	—
Exercised	(704,184)	0.81
Forfeited	(36,616)	4.41
Expired	(35,471)	9.91

Outstanding at December 31, 2007	5,873,272	$0.45	3.83	$32,308,958

Vested or expected to vest at December 31, 2007	5,871,489	$0.45	3.83	$32,306,049

Exercisable at December 31, 2007	5,813,842	$0.41	3.79	$32,212,003

The aggregate intrinsic value in the table above represents the difference between the closing price of our common stock on the last trading day of 2007 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2007.
During the years ended December 31, 2007, 2006 and 2005, all stock option awards were granted at exercise prices equal to the fair market value of the shares of common stock on the grant date.
As of December 31, 2007, $241,336 of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of less than one year.
A summary of our stock option activity and related information for the years ended December 31 is as follows:

	2007		2006		2005
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at beginning of year	6,649,543	$0.56	7,975,186	$0.61	9,778,384	$0.41
Granted	—	$—	23,000	$6.40	490,500	$3.65
Exercised	(704,184)	$0.81	(1,100,578)	$0.39	(2,078,020)	$0.30
Forfeited	(36,616)	$4.41	(234,999)	$3.15	(215,678)	$1.69
Expired	(35,471)	$9.91	(13,066)	$5.81	—	$—

Outstanding at end of year	5,873,272	$0.45	6,649,543	$0.56	7,975,186	$0.61

Exercisable at end of year	5,813,842	$0.41	6,317,633	$0.45	6,755,757	$0.38

	2007	2006	2005
Weighted-average fair value of options granted during the year:	N/A	$4.84	$2.89
Intrinsic value of options exercised during the year:	$3,376,505	$4,693,045	$7,662,096

Fair value of options vested during the year:	$408,213	$635,779	$326,927
Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2007 are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
RANGE OF		REMAINING	AVERAGE		AVERAGE
EXERCISE	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
PRICES	OUTSTANDING	LIFE (YEARS)	PRICE	EXERCISABLE	PRICE
$0.06-$0.17	3,784,835	4.10	$0.10	3,784,835	$0.10
$0.30-$0.48	242,083	4.98	0.32	242,083	0.32
$0.56-$0.63	1,090,067	1.83	0.58	1,090,067	0.58
$0.75-$0.88	213,028	3.00	0.81	213,028	0.81
$1.01-$1.82	280,592	6.06	1.31	280,592	1.31
$2.25-$2.94	100,667	5.43	2.86	94,667	2.86
$3.00-$3.98	56,333	6.73	3.49	45,163	3.52
$4.10-$4.70	71,334	7.69	4.50	36,575	4.47
$5.36-$5.94	8,000	8.01	5.80	3,166	5.73
$6.10-$6.75	26,333	1.83	6.65	23,666	6.71

$0.06-$6.75	5,873,272	3.83	$0.45	5,813,842	$0.41

2006 Plan
A summary of RSA activity for the year ended December 31, 2007 is as follows:

		Weighted
		Average
		Grant-Date	Aggregate
		Fair Value	Intrinsic
	Number of RSAs	Per Share	Value
Nonvested at December 31, 2006	1,075,332	$4.40
Granted	329,250	6.33
Vested	(43,340)	4.42
Forfeited	(29,276)	5.39

Nonvested at December 31, 2007	1,331,966	$4.85	$7,925,198

Expected to Vest at December 31, 2007	442,967	$5.62	$2,635,654

	2007	2006	2005
Intrinsic value of RSAs vested during the year:	$257,873	N/A	N/A

Fair value of shares vested during the year:	$191,736	N/A	N/A
As of December 31, 2007, we had $5,868,492 of total unrecognized compensation cost related to nonvested RSAs granted under the 2006 Plan. Of this total, $3,663,195 relates to RSAs whose vesting is contingent upon meeting various performance goals, including annual revenue, operating income and operating margin targets. No compensation expense has been recognized or will be recognized until achievement of these performance measures is considered probable. The remaining unrecognized compensation cost of $2,205,297 associated with nonvested RSAs, which vest solely on fulfilling a service condition, is expected to be recognized over a weighted-average period of four years. With respect to the RSAs, $492,631 was recognized as compensation cost for the year ended December 31, 2007.
For the year ended December 31, 2007, we repurchased 4,071 shares of vested RSAs to cover related employment taxes for a total cost of $24,081. We also recorded as treasury stock 40,776 shares of forfeited, unvested RSAs at no cost for the year ended December 31, 2007.
Pro Forma Information for Period Prior to SFAS 123(R) Adoption
If we had elected to adopt SFAS 123(R) utilizing the modified retrospective method, net income and basic and diluted net income per share for the year ended December 31, 2005 would have been changed to the pro forma amounts indicated below:

Year Ended
December 31, 2005
Net income, as reported	$4,139,853
Add: Stock-based employee compensation expense included in reported net income under APB No. 25	—
Deduct: Stock-based compensation expense determined using a fair value based method for all awards, net of related tax effects	(545,054)

Pro forma net income	$3,594,799

Basic net income per share:
As reported	$0.15

Pro forma	$0.13

Diluted net income per share:
As reported	$0.12

Pro forma	$0.10

11. OPERATING LEASES
We are obligated under operating leases for our office space and certain office equipment. The lease term for our office space to our Golden, Colorado headquarters expires in May 2011.
Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

2008	$659,229
2009	650,856
2010	569,651
2011	234,841
Thereafter	—

Total	$2,114,577

Rent expense for the years ended December 31, 2007, 2006 and 2005 under all operating leases was approximately $546,000, $451,000 and $400,000, respectively.
12. INCOME TAXES
We are a corporation subject to federal and certain state and local income taxes. The provision for income taxes is made pursuant to the liability method as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). This method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations related to the years such temporary differences become deductible and payable.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Deferred rent	$113,189	$121,910
Accrued liabilities	102,987	67,629
Stock-based compensation expense	221,423	57,160
Intangible assets, net	60,600	34,265
Allowance for doubtful accounts	7,299	7,299
Capitalized start-up costs	90,123	—
Other	12,812	6,579
Net operating loss carryforwards	279,543	299,510

	887,976	594,352
Valuation allowance for deferred tax assets	—	—

Gross deferred tax asset	887,976	594,352

Deferred tax liabilities:
Prepaid expenses	244,167	158,087
Property and equipment, net	68,090	99,116

Gross deferred tax liability	312,257	257,203

Net deferred tax asset	$575,719	$337,149

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

The income tax (benefit) expense for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005
Current:
Federal	$3,846,923	$1,346,815	$1,029,882
State	499,296	202,784	90,417

	4,346,219	1,549,599	1,120,299

Deferred:
Federal	(209,424)	682,289	(978,360)
State	(29,146)	92,524	(133,602)

	(238,570)	774,813	(1,111,962)

Total income tax expense	$4,107,649	$2,324,412	$8,337

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
The current income tax expense summarized above for the years ended December 31, 2007, 2006 and 2005 does not include a tax benefit of $898,597, $1,446,567 and $1,155,187, respectively, related to certain employee stock option transactions. In accordance with SFAS 109, this excess tax benefit has been recorded as an increase to stockholder’s equity in the accompanying balance sheet. Pursuant to the treatment required by SFAS 123(R), such excess tax benefits are reported as financing cash inflows. Prior to our adoption of SFAS 123(R), such excess tax benefits were included in operating cash flows.
A reconciliation between the statutory federal income tax rate of 34% and our 37.8%, 42.2% and 0.2% effective tax rates for the years ended December 31, 2007, 2006 and 2005, respectively, is as follows:

	2007	2006	2005
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.8	3.5	4.3
Non-deductible expenses	0.8 (1)	3.8 (1)	0.4
Miscellaneous	0.2	0.9	(2.3)
Deferred tax asset valuation allowance	—	—	(36.2)

Effective income tax rate	37.8%	42.2%	0.2%

(1)	Includes compensation cost related to incentive stock options.
We have approximately $736,000 in net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire from 2019 through 2021. Certain changes in our stock ownership during 2001 resulted in an ownership change pursuant to the tax laws and, due to this change, all of our net operating loss carryforwards are subject to restrictions on the timing of their use.
On January 1, 2007, we adopted the provisions of FIN 48. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.
Upon adoption, and as of December 31, 2007, we had no unrecognized tax benefits. We are subject to income taxes in the U.S. federal, various state and local jurisdictions. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

13. LEGAL PROCEEDINGS
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
On May 1, 2007, the panel of arbitrators in the Hewitt arbitration entered an award with respect to our claims against Hewitt. The panel found that the Hewitt Agreement was a valid and enforceable contract. The panel also found that the letter Hewitt sent to us on December 31, 2005 did not terminate the Hewitt Agreement and that Hewitt breached the agreement. The arbitration panel awarded us approximately $3.4 million, which we recorded as other revenue in the consolidated statements of income for the year ended December 31, 2007. The panel’s award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt Agreement. This guarantee was $3.0 million annually for 2007, 2008 and 2009. The panel reduced this amount by its estimate of expected costs of generating these revenues. After deriving a net revenue amount, the panel performed a present value calculation of the net revenue amount utilizing a discount rate of 15%. Finally, the panel added interest of approximately $208,000, which we recorded as interest income.
In addition, the panel concluded that we were the “prevailing party” pursuant to the Hewitt Agreement. As such, the panel ruled that we are entitled to an award of our reasonable attorneys’ fees and costs. The parties stipulated that our recoverable attorneys’ fees and costs were approximately $929,000, which we recorded as a reduction to our general and administrative expenses for the year ended December 31, 2007. On June 6, 2007, Hewitt satisfied the total award by payment to us of approximately $4.5 million.

Indemnification of our Chief Executive Officer and Derivative Complaint
For the year ended December 31, 2007, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $636,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
The collection agency sought reconsideration of the ruling by the arbitrator, who denied the request. Mr. Hicks filed a motion with the federal district court to confirm the arbitration award, and the court confirmed the award in October 2005. The collection agency appealed the federal district court’s confirmation of the arbitration award entered in favor of Mr. Hicks. In February 2007, the 10th Circuit Court of Appeals affirmed the district court’s confirmation of the April 2005 award entered in favor of Mr. Hicks. This award has not been paid to Mr. Hicks.
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
On July 10, 2007, a U.S. District Court Judge entered an order precluding Daniel C. Cadle from engaging in 13 acts that the arbitrator found to be outrageous. On July 20, 2007, a County Court Judge in Jefferson County, Colorado, entered a Permanent Civil Protection Order against Daniel C. Cadle. The Protection Order requires that Mr. Cadle stay at least 250 yards from Mr. Hicks, his residences and our headquarters. On July 26, 2007, Mr. Cadle appealed the Civil Protection Order entered by the County Court Judge in Jefferson County, Colorado, to the U.S. District Court.
In June 2007, we filed a motion to recover attorneys’ fees totaling approximately $120,000 incurred with respect to the shareholder derivative complaint by Mr. Cadle. On July 27, 2007, the trial court entered an order deferring resolution of the motion for attorneys’ fees until after the 10th Circuit Court of Appeals decides the appeal of the trial court’s order dismissing the complaint.
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
See Note 18 for a description of developments after December 31, 2007 on certain matters concerning the indemnification of our CEO and derivative complaint.
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
The Plaintiffs allege claims under Section 10(b) of the Exchange Act and Rule 10b-5, Section 12 of the Securities Act, fraud with respect to alleged material misrepresentations and/or omissions of material fact and negligent misrepresentation in connection with the Plaintiffs’ purchase of our common stock. As they relate to us, the claims arise out of our SEC filings and presentations made by company management at the request of Essex, to Plaintiffs (or parties allegedly related to the Plaintiffs) in December 2005 and February 2006. Specifically, the claims relate to alleged misrepresentations by company management regarding the likelihood that the Hewitt Agreement would move to full implementation.
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
On October 31, 2007, the plaintiffs filed a second amended complaint against the Company, which contained allegations that were substantially similar to those pled in the first amended complaint. We filed a motion to dismiss the second amended complaint on December 12, 2007.
We believe the claims against us are without merit and we intend to continue to vigorously defend this matter.
See Note 18 for a description of developments after December 31, 2007 on certain matters involving the Gotham/Primarius complaint.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
14. COMMITMENTS
We have entered into employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. We expense all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, or change in our ownership, we may be partially or wholly relieved of our financial obligations to such individuals. However, under certain circumstances, a change in control of us may provide significant and immediate enhanced compensation to the executives. At December 31, 2007, we were contractually obligated to pay base salary to these executives of approximately $570,000 through December 31, 2008.
We have entered into certain licensing and contractual agreements with various parties to access and use data from these parties for the purpose of providing various health information and resources on our website. We have the ability to terminate these agreements upon certain conditions. Our remaining purchase obligations under these contracts at December 31, 2007 are approximately $0.6 million over a three-year period. For the years ended December 31, 2007, 2006 and 2005, amounts included in cost of ratings and advisory revenue for purchases under these agreements are approximately $401,000, $534,000 and $159,000, respectively.

15. EMPLOYEE BENEFIT PLAN
We maintain a defined contribution employee benefit plan (the “Benefit Plan”). The Benefit Plan covers substantially all of our employees and includes a qualified non-elective contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the Benefit Plan.
Expense under the Benefit Plan, including the Qualified Non-Elective Contribution, aggregated approximately $305,000, $237,000 and $178,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
16. RELATED PARTY TRANSACTION
On August 13, 2007, we entered into a Consulting Services Agreement, subsequently amended on August 26, 2007, with OmniMedix Institute, a nonprofit corporation dedicated to improving quality, efficiency and equity of health care by fostering the proliferation and use of patient-centric health information technologies. The Chairman and Chief Executive Officer of OmniMedix Institute is J.D. Kleinke, a member of our Board of Directors. The Consulting Services Agreement involves the development of a web-based pharmaceutical ratings survey instrument and reporting application for deployment and operation on HealthGrades’ website. The aggregate monetary value of the Consulting Services Agreement is $157,000 which is payable over the term of the agreement. As of December 31, 2007, we paid $62,500 pursuant to the Consulting Services Agreement all of which is capitalized on our balance sheet. No related party expense is included in the consolidated statements of income for the years ended December 31, 2007, 2006 or 2005.

See Note 18 for a description of developments after December 31, 2007 on certain matters involving the related party transaction.
17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006.

2007	March 31	June 30(1)	September 30		December 31
Revenue:
Ratings and advisory	$7,880,859	$8,033,201	$8,103,208		$8,724,342
Other	2,450	3,410,651	3,564		8,800

Total revenue	7,883,309	11,443,852	8,106,772		8,733,142

Expenses:
Cost of ratings and advisory revenue	1,358,069	1,283,689	1,212,626		1,469,288

Gross margin	6,525,240	10,160,163	6,894,146		7,263,854

Operating expenses:
Sales and marketing	2,032,781	2,209,384	2,333,067		2,572,679
Product development	1,230,906	1,347,447	1,346,859		1,566,513
General and administrative	2,380,306	942,324	1,914,726	(2)	1,767,558

Income from operations	881,247	5,661,008	1,299,494		1,357,104

Other:
Other	—	—	—	(2)	—
Interest income	229,958	479,507	333,151		288,287
Interest expense	(110)	(1,125)	(414)		(122)
Minority interest	53,590	78,413	97,644		98,188

Income before income taxes	1,164,685	6,217,803	1,729,875		1,743,457
Income tax expense	503,351	2,384,017	675,178		545,103

Net income	661,334	3,833,786	1,054,697		1,198,354

Net income per share (basic)	$0.02	$0.13	$0.04		$0.04

Weighted average shares outstanding (basic)	28,566,594	28,729,766	28,708,557		28,479,761

Net income per share (diluted)	$0.02	$0.11	$0.03		$0.04

Weighted average shares outstanding (diluted)	33,817,837	33,926,878	33,741,661		33,398,968

(1) -	Net income in June 2007 includes the arbitration award from Hewitt of approximately $2.8 million, net of tax.

(2) -	Other expense of $25,268 as filed in our Form 10-Q for the period ended September 30, 2007 was reclassified to general and administrative expense.

2006	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$6,102,257	$6,662,090	$7,247,615	$7,752,059
Other	120	5,000	—	1,111

Total revenue	6,102,377	6,667,090	7,247,615	7,753,170

Expenses:
Cost of ratings and advisory revenue	1,150,146	1,078,381	1,114,898	1,249,885

Gross margin	4,952,231	5,588,709	6,132,717	6,503,285

Operating expenses:
Sales and marketing	1,794,506	1,788,568	2,266,895	2,573,808
Product development	829,886	834,518	877,015	1,005,916
General and administrative	1,718,573	1,449,246	1,536,769	1,684,120

Income from operations	609,266	1,516,377	1,452,038	1,239,441

Other:
Other	450	—	(493)	—
Interest income	137,427	167,735	181,872	202,196
Interest expense	(113)	(92)	(87)	(95)

Income before income taxes	747,030	1,684,020	1,633,330	1,441,542
Income tax expense	348,906	704,734	691,061	579,711

Net income	398,124	979,286	942,269	861,831

Net income per share (basic)	$0.01	$0.03	$0.03	$0.03

Weighted average shares outstanding (basic)	28,233,054	28,408,361	28,449,118	28,636,680

Net income per share (diluted)	$0.01	$0.03	$0.03	$0.03

Weighted average shares outstanding (diluted)	34,267,275	33,987,459	33,778,190	33,498,144

18. SUBSEQUENT EVENTS
Indemnification and Derivative Complaint
On January 15, 2008, the U.S. District Court affirmed the Civil Protection Order entered by the County Court of Jefferson County, Colorado which was appealed by Mr. Cadle in July 2007.
The claims Mr. Hicks asserts in the arbitration (see Note 13) are for defamation and outrageous conduct against the collection agency parties. Mr. Hicks has filed motions to attempt to narrow the issues to be heard based upon the findings made by the arbitrator in his May 14, 2007, ruling. The collection agency parties have raised claims against Mr. Hicks for abuse of process, “frivolous and spurious lawsuit” and “attorneys’ fees.” Mr. Hicks filed a motion to dismiss the counterclaims. Briefing on that motion was completed on January 18, 2008. The hearing in connection with Mr. Hicks’ claims, and any counterclaims that survive the motion to dismiss, is set to commence on June 24, 2008.
Gotham/Primarius Complaint
The court conducted oral argument on the motion to dismiss the second amended complaint on January 10, 2008 at which time it denied our motion to dismiss the common law fraud and Section 10(b) claims, but deferred a decision on the Section 12 and negligent misrepresentation claims. On February 19, 2008, the court issued an opinion dismissing the Section 12 claim, but maintaining the negligent misrepresentation claim because dismissal at that time was premature. The Company will have an opportunity to renew its argument once the court has decided which state’s law applies.
Treasury Stock
As of March 13, 2008, we repurchased 640,532 shares of our common stock, subsequent to December 31, 2007 for an average purchase price per share of $5.44 for an aggregate cost of $3,512,872, which includes commissions and fees of $25,739. From June 22, 2006 through March 13, 2008, we have repurchased 2,456,531 shares at an average purchase price per share of $5.00 for an aggregate cost of $12,378,434, which includes commissions and fees of $99,781.

2006 Plan and Certain Employment Agreements
Effective January 1, 2008, we amended our 2006 Plan and certain employment agreements to comply with §409A of the Internal Revenue Code. These amendments will not have a material impact on our financial statements.
Related Party Transaction
Through March 13, 2008, we paid a total of approximately $94,500 to OmniMedix Institute pursuant to the Consulting Services Agreement.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. Grant Thornton LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007; their report is included in Item 8.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
This information (other than the information relating to executive officers included in Part I) will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of our fiscal year covered by this report.
Item 11. Executive Compensation
This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information, as of December 31, 2007, regarding securities issuable under our stock based compensation plans.

Number of securities
remaining available
	Number of securities			for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants, rights and RSAs	reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	7,205,238	(1)	$0.37	4,434,554
Equity compensation plans not approved by security holders	N/A			N/A

Total	7,205,238			4,434,554

(1)	1,331,966 of securities to be issued upon exercise relate to restricted stock awards not yet vested.
Other information required to be included in this item will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of our fiscal year covered by this report.
Item 13. Certain Relationships, Related Transactions and Director Independence
This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of our fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
This information will be included in an amendment to this Form 10-K, which will be filed within 120 days after the end of our fiscal year covered by this report.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)    1. Financial Statements.
The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page 39 are filed as part of this Form 10-K.
2. Financial Statement Schedules.
The following financial statement schedule is filed as part of this Form 10-K:
Schedule II — Valuation and Qualifying Accounts.
All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL	BALANCE AT	CHARGED TO	CHARGED TO			BALANCE AT
ACCOUNTS ON TRADE	BEGINNING	COSTS AND	OTHER			END OF
RECEIVABLES	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS		PERIOD
Year ended December 31, 2007	$19,207	$—	$—	$—		$19,207

Year ended December 31, 2006	$4,207	$15,000	$—	$—		$19,207

Year ended December 31, 2005	$15,236	$20,000	$—	$(31,029	)(1)	$4,207

(1)	Represents actual amounts charged against the allowance for the periods presented.

(b) Exhibits.
The following is a list of exhibits filed as part of this annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 0-22019.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*	2006 Equity Compensation Plan (incorporated by reference to our Proxy Statement, filed on June 26, 2006)

10.1.2*	Form of Grant Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1.2 to our Form 10-K for the year ended December 31, 2006)

10.3*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1(File No. 333-17627))

10.4.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1(File No. 333-17627))

10.4.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.5 to our Form 10-K for the year ended December 31, 2005)

10.5.1	Building Lease Amendment (incorporated by reference to exhibit 10.5.1 to our Form 10-K for the year ended December 31, 2006)

10.6*	Directors Compensation

10.7*	Steven D. Wood Offer of Employment Letter (incorporated by reference to exhibit 99.1 to our Form 8-K, filed on July 10, 2006)

21.1	List of subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

* -	Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.
Date: March 17, 2008	/s/ Kerry R. Hicks
Kerry R. Hicks
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kerry R. Hicks Kerry R. Hicks	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2008

/s/ Allen Dodge Allen Dodge	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer	March 17, 2008

/s/ Mary Boland Mary Boland	Director	March 17, 2008

/s/ Leslie S. Matthews, M.D. Leslie S. Matthews, M.D.	Director	March 17, 2008

/s/ John Quattrone John Quattrone	Director	March 17, 2008

/s/ Michael Beaudoin Michael Beaudoin	Director	March 17, 2008

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001.)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*	2006 Equity Compensation Plan (incorporated by reference to our Proxy Statement, filed on June 26, 2006)

10.1.2*	Form of Grant Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1.2 to our Form 10-K for the year ended December 31, 2006)

10.3*	Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1(File No. 333-17627))

10.4.1*	Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1(File No. 333-17627))

10.4.2*	Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.5 to our Form 10-K for the year ended December 31, 2005)

10.5.1	Building Lease Amendment (incorporated by reference to exhibit 10.5.1 to our Form 10-K for the year ended December 31, 2006)

10.6*	Directors Compensation

10.7*	Steven D. Wood Offer of Employment Letter (incorporated by reference to exhibit 99.1 to our Form 8-K, filed on July 10, 2006)

21.1	List of subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP

31.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

* -	Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.