Form 10-K/A
period 2007-12-31
HEALTH GRADES INC
filed 2008-04-29
CIK 1027915

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
12b-2 under the Exchange Act (check one).

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
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

2007 Annual Report on Form 10-K/A

EXPLANATORY NOTE
The Registrant is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 17, 2008, for the purpose of providing the information required by Part III of Form 10-K. The information required by Part III of Form 10-K is no longer being incorporated by reference from the Registrant’s Proxy Statement. Except as set forth in Part III below, no other changes are made to the original Form 10-K for the fiscal year ended December 31, 2007. Unless expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K, nor does it modify or update in any way the disclosure in the original Form 10-K. Throughout this report, references to the “Company,” “we,” “our,” or “us” refer to Health Grades, Inc., and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors of the Registrant
Kerry R. Hicks, age 48, one of our founders, has served as our Chief Executive Officer and has been a director since our inception in 1995. He also served as our President from our inception until November 1999 and since June 2001.
Michael Beaudoin, age 46, has served as one of our directors since June 2007. Mr. Beaudoin is the co-founder and co-CEO of ServiceMagic, the nation’s leading online marketplace connecting homeowners with home-service professionals and an operating business of IAC/InterActiveCorp. Prior to founding ServiceMagic in 1998, Mr. Beaudoin was a member of the founding team of Einstein/Noah Bagel Corp., a company owning and operating specialty retail stores that feature fresh-baked bagels, proprietary cream cheeses and specialty coffee and teas, where he held several positions, including Chief Corporate Development Officer, Senior Vice President and Chief Financial Officer. Beyond his Internet-business experience, Mr. Beaudoin brings to the HealthGrades board a background in corporate finance and private equity as well as a track record of building businesses.
Mary Boland, age 50, has served as one of our directors since June 2006. Ms. Boland has served as Senior Vice President, Finance and Distribution — The Americas at Levi Strauss & Company, one of the world’s largest brand-name apparel companies, since November 2007; Senior Vice President, Finance and Distribution — North America since November 2006; and served as Vice President and Chief Financial Officer of Levi Strauss & Company North America from March 2006 to November 2006. Ms. Boland served as Vice President and Chief Financial Officer of General Motors North America, a company involved in worldwide development, production and marketing of cars, trucks and parts, from December 2003 to February 2006, and Controller of General Motors North America from March 2002 to December 2003. From February 2001 to March 2002, Ms. Boland served as Group Director of Finance for General Motors North America — Manufacturing and Labor Relations.
Leslie S. Matthews, M.D., age 56, has served as one of our directors since December 1996. Since October 1994, Dr. Matthews has been an orthopaedic surgeon at Greater Chesapeake Orthopaedic Associates, LLC, a physician orthopaedic practice providing a comprehensive range of services, and since 1992, he has been the Chief of Orthopaedic Surgery at Union Memorial Hospital.
John Quattrone, age 55, has served as one of our directors since November 2000. Mr. Quattrone has served in several capacities for General Motors, including GM Powertrain Vice President — Global Human Resources since January 2006 and GM North America Vice President — Human Resources from June 2001 — December 2005.
Kerry R. Hicks and David G. Hicks, one of our Executive Vice Presidents, are brothers.
Audit Committee
We have a separately-designated standing audit committee comprised solely of independent Board members. The audit committee members are Ms. Boland (audit committee chairperson), Mr. Quattrone, Dr. Matthews and Mr. Beaudoin.
Audit Committee Financial Expert
The Board of Directors has determined that Mary Boland is an “audit committee financial expert” as that term is defined in Securities and Exchange Commission regulations and is independent within the meaning of the rules of the NASDAQ Stock Market, Inc.

Code of Conduct
We have a Code of Conduct applicable to all of our officers, other employees and directors. Among other things, the Code of Conduct is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely, and understandable disclosures in periodic reports required to be filed by us; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Conduct provides for the prompt internal reporting of violations of the Code of Conduct to an appropriate person identified in the Code of Conduct and contains provisions regarding accountability for adherence to the Code of Conduct. We intend to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of our Code of Conduct by disclosing such matters in the Investor Relations section of our website. A copy of the Code of Conduct is available on our website at www.healthgrades.com.
Stockholder Communications
Stockholders can communicate directly with our Chairman and CEO, Kerry Hicks, or our Audit Committee Chairperson, Mary Boland, via e-mail directly from the Investor Relations section of our website.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. Based solely upon a review of such ownership reports, we believe that all filings required to be made during 2007 were made on a timely basis.
Compensation Committee Interlocks and Insider Participation
None of the members of the Compensation Committee has been an officer or employee of HealthGrades. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or Compensation Committee.
Item 11. Executive Compensation
Report of the Compensation Committee
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K/A and our proxy statement for our 2008 annual meeting of stockholders. This report is provided by the following independent directors, who comprise the committee:
John J. Quattrone (Chairman)
Mary Boland
Compensation Discussion and Analysis
Overview and History of Our Compensation Program
The Compensation Committee is responsible for establishing, implementing and monitoring the administration of compensation programs in accordance with our compensation philosophy and strategy as well as approving executive compensation and equity plan awards. A Compensation Committee Charter is available under Corporate Governance in the Investor Relations section of our website. The Compensation Committee establishes and maintains our executive compensation program through internal evaluations of performance, comparisons to our annual operating budget as well as consultation with independent compensation consultants, as appropriate.
The elements of our executive compensation program include salary, annual cash incentives and equity-based awards. In early 2002, we granted stock option grants and provided equity purchase opportunities to our executives. At that time, we were not profitable and were seeking to conserve our cash resources. Accordingly, and in light of a continuing expense control program that effectively precluded meaningful salary increases or cash bonuses for executives and led to reductions in our staff, the Compensation Committee determined that option grants and equity purchase opportunities were the best available alternatives for encouraging executives to continue their employment with us and devote the substantial time and effort necessary to further develop our business.

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
Compensation Objectives
The goal of our executive compensation program is to create value for our stockholders through a program that addresses both executive performance as well as retention. We design our executive compensation so that an individual’s total compensation is directly correlated with the performance of our company and, in some cases, individual performance. Our executive compensation program emphasizes performance-based annual cash incentives because they permit the Compensation Committee to provide incentive to our NEOs, in any particular year, to pursue particular objectives that the Compensation Committee believes are consistent with the overall goals and long-term strategic direction that the Board has set for the company. For example, in 2003, cash flow was deemed to be a significant performance metric and annual incentives where tied, in part, to our operating cash flow. In more recent years, including 2007, the performance metrics principally have been revenue growth and operating income.
We seek to achieve an appropriate mix between cash payments and equity incentive awards in order to meet our objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance and retention. Although we periodically review competitive market compensation, we do not attempt to maintain a certain target percentile within a peer group or otherwise rely on such data to determine executive compensation. As evidenced by our decision in 2006 to reinstitute equity grants to our executives, we continuously assess our compensation program in order to respond to and adjust for changes in our company, our performance and the business environment in which we operate.
The Elements of Our Executive Compensation Program
The elements of our executive compensation program are as follows:
•	Base salary

•	Annual cash incentive

•	Equity-based awards
Base salary
Base salaries are used to provide a fixed amount of compensation for the executive officer’s scope of their responsibilities. The base salary of two of our executives, Kerry R. Hicks, our Chief Executive Officer, and David G. Hicks, one of our Executive Vice Presidents, is governed by the terms of employment agreements between each of the executives and us, which have been in effect for many of years. Salaries for the other NEOs are set at levels commensurate with the executive’s scope of responsibilities and effectiveness. Except for our two executive officers who are subject to employment agreements, the salaries of the NEOs are reviewed by the Compensation Committee on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary of these NEOs are based on an evaluation of the individual’s performance and level of responsibilities. With the exception of David Hicks, whose salary is set based upon his employment agreement, our Chief Executive Officer typically recommends annual salary increases for our NEOs to the Compensation Committee. Our Compensation Committee takes into consideration this recommendation prior to setting the annual base salaries.
Annual cash incentive
Annual cash incentives are performance-based incentives that are designed to reward annual achievements that are aligned with what we believe are most relevant to our stockholders, company revenue growth and pre-tax income. Our annual cash incentive program provides additional cash compensation to our NEOs only if, and to the extent that, performance criteria set by the Compensation Committee are met. For 2007, 50% of each executive officer’s potential cash incentive was tied to our annual revenues compared to our operating budget and 50% was tied to our annual pre-tax income compared to our operating budget. Executives are also eligible for an additional discretionary bonus determined by the Compensation Committee based upon each executive’s individual performance. Typically at the beginning of each year an annual discretionary pool is set that can be utilized for any company employee, including our NEOs. At the end of each year, our Chief Executive Officer, in conjunction with our Chief Financial Officer, prepares a recommendation to the Compensation Committee as to how this pool should be allocated to the individual employees.

For our 2007 cash incentive program, our CEO was eligible to receive a bonus of up to 76%, (if the highest tiers were reached for both of the two financial targets as further described below), but not less than 30% of his base salary (if the lowest tier was reached for both of the two financial targets as further described below). All our other NEOs were eligible to receive a bonus ranging from up to 37-39% (if the highest tiers were reached for both of the two financial targets as further described below), but not less than 15-16% of their base salaries (if the lowest tier was reached for both of the two financial targets as further described below). For our 2007 cash incentive program, each executive officer was eligible to receive the following:
•
No payment for the annual revenue target if our actual annual revenue was less than 85% of our annual operating budget; and no payment for the pre-tax income target if our actual pre-tax income was less than 75% of our annual operating budget;

•
A payment of 40% of the total potential incentive amount for the annual revenue target if our actual annual revenue was greater than 85% but less than 100% of our annual operating budget; and a payment of 40% of the total potential incentive amount for the annual pre-tax income target if our actual pre-tax income was greater than 85% but less than 100% of our annual operating budget;

•
A payment of 70% of the total potential incentive amount for the annual revenue target if our actual annual revenue was greater than 100% but less than 115% of our annual operating budget; and a payment of 70% of the total potential incentive amount for the annual pre-tax income target if our actual pre-tax income was greater than 100% but less than 115% of our annual operating budget;

•
A payment of 100% of the total potential incentive amount for the annual revenue target if our actual annual revenue was greater than 115% of our annual operating budget; and a payment of 70% of the total potential incentive amount for the annual pre-tax income target if our actual pre-tax income was greater than 115% of our annual operating budget.

The salaries paid and the annual cash incentives awarded to the NEOs in 2007 are shown in the Summary Compensation Table on page 8.
Equity Compensation
In 2006, the Compensation Committee determined to make available to our NEOs, and to other officers to be determined by means of a pool, a significant restricted stock grant (the “Performance Grant”) as both a retention tool as well as a long-term incentive. This Performance Grant will vest solely upon the achievement of substantial performance conditions or upon a change in control as described below. In order to effect this program and to retain the flexibility to grant shares of restricted stock, which were not allowed under our previous equity compensation plan, during 2006, the Board of Directors adopted, subject to stockholder approval, an amended and restated equity compensation plan. This plan was approved by our stockholders at our annual meeting in July 2006, and the awards under the Performance Grant were made on that date.
The Compensation Committee also reinstituted an annual equity program during 2006. During 2007, our NEOs were granted additional restricted stock awards (“RSAs”) that will vest over a four year period as follows:
10% vesting in 2008;
20% vesting in 2009;
30% vesting in 2010; and
40% vesting in 2011.
The vesting provisions are weighted toward future years to encourage retention of the NEOs. For the grants during 2007 to each NEO, see the table headed “2007 Grants of Plan-Based Awards” below. The Compensation Committee anticipates an ongoing annual grant of restricted stock to our NEOs with similar vesting provisions.
Post-Termination Compensation
We have entered into employment agreements with two of our NEOs, including our Chief Executive Officer. Each of these agreements provides for certain payments and other benefits if the executive’s employment terminates under certain circumstances, including in the event of a change in control. In addition, two other NEOs also have arrangements that would provide them with certain payments in the event the executive is terminated. See “Potential Payments upon Termination or Change in Control” and “Employment Agreements” below for a description of these changes in control and severance benefits.

Equity Grant Practices
We do not currently intend to issue additional stock options to the NEOs. For grants made in prior years, the exercise price of each stock option awarded to our executives under our equity compensation plan was the closing price of our common stock on the date of grant, which was typically the date of our annual meeting at which equity awards to senior executives were determined. We currently intend to provide our NEOs with an annual grant of restricted stock, to be granted at our annual meeting. We decided upon restricted shares in lieu of options as we think it most appropriately aligns our NEOs incentives. The number of shares as well as vesting provisions will be determined by the Compensation Committee. Scheduling decisions with respect to our annual meeting are made without regard to anticipated earnings or other major announcements by the Company. We prohibit the repricing of stock options.
Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a $1 million limit on the amount that a public company may deduct for compensation paid to our Chief Executive Officer or any of our four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by stockholders). For 2007, the grants of restricted stock and the payment of annual cash incentives were designed to satisfy the requirements for deductible compensation.
Perquisites and Other Benefits
Our NEO’s, like our other employees, participate in various employee benefit plans, including medical and dental care plans; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; employee assistance programs; and paid time off. We contribute, on an annual basis, a 3% qualified non-elective contribution to the accounts of all employees, including the NEOs, under our retirement savings plan based on base salary up to the maximum allowed under Section 401(a)(17) of the Internal Revenue Code.
For our Chief Executive Officer, we also pay an annual auto allowance as well as a fractional ownership interest in a suite at the Pepsi Center in Denver, Colorado. This ownership interest entitles our Chief Executive Officer to certain seats in the suite to a number of events that are held at the Pepsi Center throughout a calendar year. The majority of these tickets were given to our employees as a non-cash benefit. Also included as other compensation are amounts related to Board of Directors approved costs paid by us to improve the security of our Chief Executive’s personal residence.
See the table headed “Summary Compensation Table” below for more detail with respect to the amount of these benefits.
Potential Impact on Compensation from Executive Misconduct
If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the offending party as it deems appropriate. Discipline would vary depending on the facts and circumstances, and may include termination of employment and seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on any restated financial results. We do not have any agreements or policies that would require such reimbursement. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities
Accounting for Stock-Based Compensation
Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the provisions the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 Revised, Share Based Payment (“SFAS 123(R)”).

Summary Compensation Table
The following table summarizes the total compensation earned by each of our Chief Executive Officer, our Chief Financial Officer, and our three next most highly paid executive officers for the fiscal years ended December 31, 2007 and 2006.

					Non-Equity
				Stock	Incentive Plan	All Other
Name and Principal			Salary	Awards(1)	Compensation(2)	Compensation(3)	Total
Position	Year		($)	($)	($)	($)	($)

Kerry Hicks	2007		328,311	76,613	140,500	56,675	602,099
Chairman, President and	2006		315,683	19,338	130,000	34,058	499,079
Chief Executive Officer

Allen Dodge	2007		205,000	28,729	35,000	6,150	274,879
Executive Vice President	2006		189,422	7,252	26,000	5,654	228,328
and Chief Financial Officer

David Hicks	2007		218,400	28,729	35,000	6,550	288,679
Executive Vice President	2006		214,665	7,252	26,000	6,435	254,352

Sarah Loughran	2007		218,400	28,729	35,000	6,547	288,676
Executive Vice President	2006		210,000	7,252	26,000	6,283	249,535

Steven Wood	2007		213,200	45,170	35,000	6,391	299,761
Executive Vice President	2006	(4)	98,557	14,503	5,000	1,656	119,716

(1)
The amounts in the stock awards column reflect the accounting charge taken in 2007 and 2006 for outstanding unvested RSAs, and are not necessarily an indication of which executives received the most gains from previously granted equity awards. Accounting costs are determined, as required, under SFAS 123(R). For a more detailed discussion on the compensation chares for our RSAs, refer to note 10 to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K filed on March 17, 2008.

(2)
This column represents the amounts earned by our NEOs under our annual cash incentive program for 2007, and paid in 2008. A portion of the non-equity incentive plan compensation was paid out to our NEOs as a discretionary bonus as follows: Kerry Hicks — $40,500; Allen Dodge — $3,000; David Hicks — $3,000; Sarah Loughran — $3,000; and Steven Wood — $3,000.

(3)
For all of our NEOs except our Chief Executive Officer, this column reflects amounts that we contributed to the accounts of the NEOs under our retirement savings plan. With respect to our Chief Executive Officer, this column also includes a $15,000 auto allowance, $13,592 related to home security and $21,333 paid by us with respect to a fractional ownership interest in a suite at the Pepsi Center in Denver, Colorado. This ownership interest entitles our Chief Executive Officer to certain seats in the suite to a number of events that are held at the Pepsi Center throughout a calendar year. The majority of these tickets were given to our employees as a non-cash benefit.

(4)	Mr. Wood began his employment with us on July 10, 2006.

2007 Grants of Plan-Based Awards
The following table provides a summary of grants of plan-based awards made in 2007 to our NEOs.

		All other stock	Grant Date Fair
		awards: Number	Value of Stock
		of shares of stock	and Option
	Grant	or units(2)	Awards(3)
Name	Date(1)	(#)	($)

Kerry Hicks	7/1/2007	40,000	260,400

Allen Dodge	7/1/2007	15,000	97,650

David Hicks	7/1/2007	15,000	97,650

Sarah Loughran	7/1/2007	15,000	97,650

Steven Wood	7/1/2007	15,000	97,650

(1)	All awards with a grant date of July 1, 2007 were approved by our Compensation Committee.

(2)
This column represents the number of shares of restricted stock granted in 2007 to the NEOs. These shares vest and become exercisable over a four year period (10% in 2008, 20% in 2009, 30% in 2010 and 40% in 2011).

(3)
Stock awards are shown at their grant date fair value under SFAS 123(R). The fair value of each RSA is measured based on the closing price of our common stock on the date of grant. For a more detailed discussion on the valuation of RSAs, refer to note 10 to the consolidated financial statements in our 2007 Annual Report on Form 10-K filed on March 17, 2008.

Outstanding Equity Awards at 2007 Year-End
The following table provides a summary of equity awards outstanding at December 31, 2007 for each of our NEOs. This table includes unexercised stock options, unvested restricted stock and restricted stock with performance conditions that have not yet been satisfied. The vesting schedule for each grant is shown following this table, based on the option or stock award grant date. All awards are fully vested with the exception of RSAs and Performance Grants. The market value of the stock awards is based on the closing market price of our common stock on the Nasdaq Global Select Market as of December 31, 2007, which was $5.95. Stock awards listed under the column “Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested” are subject to certain performance conditions. The market value as of December 31, 2007 assumes that all of the performance conditions have been satisfied.

		Option Awards			Stock Awards
										Equity Incentive
								Equity		Plan
								Incentive		Awards:
								Plan Awards:		Market or
					Number of		Market	Number of		Payout Value
		Number of			Shares or		Value of	Unearned		of Unearned
		Securities			Units of		Shares or	Shares, Units		Shares, Units
		Underlying			Stock That		Units of	or Other		or Other
		Unexercised			Have Not		Stock That	Rights That		Rights That
		Options	Option	Option	Been		Have Not	Have Not		Have Not
	Grant	Exercisable	Exercise	Expiration	Vested		Been Vested	Vested		Vested
Name	Date	(#)	Price ($)	Date	(#)		($)	(#)		($)

Kerry Hicks	4/29/99	475,000	0.5625	4/28/09
	11/20/00	260,000	0.6250	11/19/10
	2/9/01	61,719	0.7500	2/8/11
	2/7/02	1,493,104	0.1000	2/6/12
	7/24/06				36,000	(1)	214,200
	7/24/06							431,348	(2)	2,566,521
	7/1/07				40,000	(1)	238,000

Allen Dodge	4/29/99	28,000	0.5625	4/28/09
	7/31/01	15,500	0.1700	7/30/11
	2/7/02	580,000	0.1000	2/6/12
	7/24/06				13,500	(1)	80,325
	7/24/06							100,000	(2)	595,000
	7/1/07				15,000	(1)	89,250

Dave Hicks	4/29/99	200,000	0.5625	4/28/09
	11/20/00	100,000	0.6250	11/19/10
	2/9/01	24,940	0.7500	2/8/11
	2/7/02	800,000	0.1000	2/6/12
	7/24/06				13,500	(1)	80,325
	7/24/06							115,000	(2)	684,250
	7/1/07				15,000	(1)	89,250

Sarah Loughran	7/31/00	100,000	0.8750	7/30/10
	2/9/01	16,369	0.7500	2/8/11
	2/7/02	770,000	0.1000	2/6/12
	7/24/06				13,500	(1)	80,325
	7/24/06							157,136	(2)	934,959
	7/1/07				15,000	(1)	89,250

Steven Wood	7/24/06				27,000	(1)	160,650
	9/27/06							30,000	(2)	178,500
	7/1/07				15,000	(1)	89,250
Note	Vesting Schedule
(1)	10%/20%/30%/40% vesting per year beginning on the anniversary of the grant

(2)	Performance vesting in 25% increments upon achievement of:
•	Annual revenues of $60 million;
•	Annual revenues of $80 million;
•	Operating income of $18 million and 30% operating margin; and
•	Operating income of $25 million and 30% operating margin.
Upon a change in control, grants will vest from the grant date (7/24/06):
•	25% within six months of grant date;
•	50% if more than six months, but less than one year of grant date;
•	75% more than one year, but less than two years;
•	100% more than two years from grant date; and
•	100% if our stockholders receive $8.00 or more per share

Option Exercises and Stock Vested in 2007
The following table reports all stock awards vested in 2007 by our NEOs and the value realized.

	Stock Awards
	Number of
	Shares	Value
	Acquired on	Realized on
	Vesting(1)	Vesting(1)
Name	(#)	($)
Kerry Hicks	4,000	25,200
Allen Dodge	1,500	9,450
David Hicks	1,500	9,450
Sarah Loughran	1,500	9,450
Steven Wood	3,000	18,900

(1)	All shares above vested from July 24, 2006 RSA grant.
Potential Payments upon Separation of Services
The following table presents the estimated value of the payments and other benefits that would be provided to each of our NEOs under existing plans and arrangements if the NEO’s employment had terminated on December 31, 2007, given the NEO’s compensation as of such date and, if applicable, based on our closing stock price on that date. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be materially different than the payments described below. Factors that could affect these amounts include the timing during the year of any such event and our stock price.

					Involuntary for
					Good Reason
	Executive		Involuntary Not		Termination
	Benefit and	Voluntary	For Cause	For Cause	(Change in
	Payments Upon	Termination	Termination	Termination	Control)	Disability	Death
Name	Separation	($)	($)	($)	($)	($)	($)

Kerry Hicks	Compensation:(1)
	Salary	7,576	417,935	62,265	992,479	171,702	7,576
	Incentive Compensation	140,500	140,500	140,500	421,500	140,500	140,500

	Long-Term Incentive Compensation:(2)
	RSA				452,200
	RSA-Performance				1,924,890

	Benefits & Perquisites(3)
	Health & Welfare Benefits		5,175		5,175
	Accrued Vacation Pay	48,931	48,931	48,931	48,931	48,931	48,931

Allen Dodge	Compensation:(4)
	Salary	4,731	107,231	4,731	107,231	4,731	4,731
	Incentive Compensation	35,000	35,000	35,000	35,000	35,000	35,000

	Long-Term Incentive Compensation:(2)
	RSA				169,575
	RSA-Performance				446,250

	Benefits & Perquisites(5)
	Accrued Vacation Pay	26,366	26,366	26,366	26,366	26,366	26,366

					Involuntary for
					Good Reason
	Executive		Involuntary Not		Termination
	Benefit and	Voluntary	For Cause	For Cause	(Change in
	Payments Upon	Termination	Termination	Termination	Control)	Disability	Death
Name	Separation	($)	($)	($)	($)	($)	($)

David Hicks	Compensation:(1)
	Salary	5,040	259,840	41,440	660,240	114,240	5,040
	Incentive Compensation	35,000	35,000	35,000	105,000	35,000	35,000

	Long-Term Incentive Compensation:(2)
	RSA				169,575
	RSA-Performance				513,188

	Benefits & Perquisites (3)
	Health & Welfare Benefits		6,960		6,960
	Accrued Vacation Pay	16,183	16,183	16,183	16,183	16,183	16,183

Sarah Loughran	Compensation: (6)
	Salary	5,040	5,040	5,040	5,040	5,040	5,040
	Incentive Compensation	35,000	35,000	35,000	35,000	35,000	35,000

	Long-Term Incentive Compensation: (2)
	RSA				169,575
	RSA-Performance				701,219

	Benefits & Perquisites(5)
	Accrued Vacation Pay	19,858	19,858	19,858	19,858	19,858	19,858

Steven Wood	Compensation: (7)
	Salary	4,920	106,600	4,920	106,600	4,920	4,920
	Incentive Compensation	35,000	35,000	35,000	35,000	35,000	35,000

	Long-Term Incentive Compensation: (2)
	RSA				249,900
	RSA-Performance				133,875

	Benefits & Perquisites (8)
	Health & Welfare Benefits		5,120		5,120
	Accrued Vacation Pay	3,948	3,948	3,948	3,948	3,948	3,948

(1)
This amount represents the base salary and incentive compensation due to the NEO under the employment agreement between us and the NEO. The salary component payment depends upon the type of separation event (e.g., change in control, for cause termination, voluntary termination) and varies from a minimum amount upon voluntary termination (which represents accrued salary as of December 31, 2007 related to 2007 service which had not been paid as of December 31, 2007) to a maximum of 300% of base salary upon a change in control. The incentive compensation component is dependent upon the type of event and varies from a minimum amount (which represents the accrued incentive compensation as of December 31, 2007 related to 2007 service which had not been paid as of December 31, 2007) to a maximum of 300% of the accrued incentive compensation.

(2)
The restricted stock award (RSA) represents the value of the shares that would become vested upon a change in control, valued as of December 31, 2007. The performance restricted stock award (RSA — Performance) represents the value of the shares that would become vested upon a change in control as of December 31, 2007. In accordance with the terms of the RSA — Performance, because our stock price was less than $8.00 as of December 31, 2007, 75% of the awards would vest.

(3)
The health and welfare benefits represent payment to be made in accordance with the NEO’s employment agreement. Accrued vacation pay represents amounts accrued for paid-time off earned, but not yet taken, as of December 31, 2007.

(4)
The salary amount represents the accrued salary for Mr. Dodge as of December 31, 2007 (for 2007 service which had not been paid as of December 31, 2007) for all separation events with the exception of an involuntary termination without cause or a change in control. For an involuntary termination without cause or a change in control, Mr. Dodge would receive a payment equivalent to six months of his base salary. The incentive compensation amount represents the amount accrued for incentive compensation as of December 31, 2007 (related to 2007 incentive compensation which had not been paid as of December 31, 2007).

(5)	Accrued vacation pay represents amounts accrued for paid-time off earned, but not yet taken, as of December 31, 2007.

(6)
The salary and incentive compensation amounts represent the amounts accrued for salary and incentive compensation for 2007 service for Ms. Loughran which had not yet been paid as of December 31, 2007. The incentive compensation amount represents the amount accrued for incentive compensation as of December 31, 2007 (related to 2007 incentive compensation which had not been paid as of December 31, 2007).

(7)
The salary amount represents the accrued salary for Mr. Wood as of December 31, 2007 (for 2007 service which had not been paid as of December 31, 2007) for all separation events with the exception of an involuntary termination without cause or a change in control. For an involuntary termination without cause or a change in control, Mr. Wood would receive a payment equivalent to six months of his base salary. The incentive compensation amount represents the amount accrued for incentive compensation as of December 31, 2007 (related to 2007 incentive compensation which had not been paid as of December 31, 2007).

(8)
These payments would be made to Mr. Wood solely in the event of a termination on a not for cause basis or a change in control. Accrued vacation pay represents amounts accrued for paid-time off earned, but not yet taken, as of December 31, 2007.

Employment Agreements
Mr. Kerry Hicks is employed by us under an employment agreement dated as of April 1, 1996, as amended. The agreement is renewable automatically for one year periods unless terminated by one of the parties. The agreement provides for Mr. Kerry Hicks to receive an annual salary rate of $328,311 for 2007, with cost of living increases for subsequent years. In addition, the agreement provides for annual incentive compensation equal to up to 100% of Mr. Kerry Hicks’ base salary based on performance targets established by the Board of Directors.
Mr. David Hicks is employed by us under an employment agreement dated as of March 1, 1996, as amended. The agreement is renewable automatically for one year periods unless terminated by one of the parties. The agreement provides for Mr. David Hicks to receive an annual base salary of $218,400 for 2007, with cost of living increases for subsequent years. In addition, the agreement provides for annual incentive compensation equal to up to 75% of his base salary based on performance targets established by the Board of Directors.
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
Compensation of Directors
The Nominating and Corporate Governance Committee of the Board of Directors periodically reviews compensation for our non-employee directors. Effective July 1, 2007, annual compensation for each of our non-employee directors is as follows:
(i)	$15,000 in cash; and
(ii)	5,000 shares of restricted stock issued under our 2006 Health Grades Inc. Equity Compensation Plan, with 50% vesting on each of the first two anniversaries of the date of grant.

The following table shows compensation paid to our non-employee directors for the periods indicated

		Fees Earned
		or Paid in	Stock	Option
		Cash(1)	Awards(2)	Awards(3)	Total
Name and Principal Position		($)	($)	($)	($)

John Quattrone (4)	2007	15,000	15,660	—	30,660
Chairman, Compensation Committee
Leslie Matthews, M.D. (5)	2007	15,000	15,660	—	30,660
Chairman, Nominating Committee
Mary Boland (6)	2007	15,000	37,580	—	52,580
Chairperson, Audit Committee
J.D. Kleinke (7)	2007	15,000	8,182	40,464	63,646
Michael Beaudoin (8)	2007	7,500	24,568	—	32,068

(1)	This column represents the amount of cash compensation earned in 2007 for Board and committee service.

(2)
The amounts in the stock awards column reflect the accounting charge taken in 2007 and for outstanding unvested RSAs, and are not necessarily an indication of which directors received the most gains from previously granted equity awards. Accounting costs are determined, as required, under SFAS 123(R). For a more detailed discussion on how we calculate the fair value of our RSAs, refer to note 10 to the consolidated financial statements contained in our Annual Report on Form 10-K filed on March 17, 2008.

(3)
The amounts in the stock awards column reflect the accounting charge taken in 2007 for outstanding stock options, and are not necessarily an indication of which directors received the most gains from previously granted equity awards. Accounting costs are determined, as required, under SFAS 123(R). For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 10 to the consolidated financial statements contained in our 2007 Annual Report on Form 10-K filed on March 17, 2008.

(4)	At December 31, 2007, Mr. Quattrone held options to purchase 150,000 shares of common stock and 6,708 unvested RSAs.

(5)	At December 31, 2007, Dr. Matthews held 6,708 unvested RSAs.

(6)	At December 31, 2007, Ms. Boland held 21,708 unvested RSAs

(7)	At December 31, 2007, Mr. Kleinke held options to purchase 66,667 shares of common stock and 5,000 unvested RSAs. Mr. Kleinke resigned as a director March 7, 2008.

(8)	At December 31, 2007, Mr. Beaudoin held 25,000 unvested RSAs. Mr. Beaudoin joined our Board of Directors on June 27, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Ownership of Our Common Stock by Certain Persons
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 21, 2008 by (i) each person known to us to own beneficially more than five percent of our common stock (including such person’s address), (ii) the NEOs, (iii) each director and (iv) all directors and executive officers as a group.

	Number of Shares	Percent of
Name of Beneficial Owner	Beneficially Owned	Outstanding Shares (1)

FMR Corp. (2)	4,512,704	19.9%
Janus Capital Management LLC (3)	1,900,310	8.4%
Magnetar Capital Partners LP (4)	2,427,508	10.7%
Kerry R. Hicks (5)	4,628,641	18.5%
David G. Hicks (6)	1,719,098	7.2%
Sarah Loughran (7)	1,622,467	6.9%
Allen Dodge (8)	797,294	3.4%
Steven Wood (9)	92,350	*
Leslie S. Matthews, M.D.	117,379	*
John Quattrone (10)	158,416	*
Mary Boland	28,416	*
Michael Beaudoin (11)	104,240	*
All directors and executive officers as a group (9 persons) (12)	9,218,301	33.2%

*	Less than one percent.

(1)
Applicable percentage of ownership is based on 22,692,396 shares of common stock outstanding on April 21, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of April 21, 2008 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Unless otherwise provided, all stockholders’ address is 500 Golden Ridge Road, Suite 100, Golden, Colorado 80401.

(2)
FMR Corp. has sole dispositive power with respect to 4,512,704 shares. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and a registered investment advisor, beneficially owns 4,512,704 of these shares as a result of acting as an investment adviser to various registered investment companies. Edward C. Johnson 3d and FMR Corp., through their control of Fidelity and the funds each has sole power to dispose of 4,512,704 shares owned by the Funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders of FMR Corp. have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp., nor Edward C. Johnson 3d has the sole power to vote or direct the voting of shares owned directly by the Fidelity Funds, which power resides with the Funds’ Board of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Board of Trustees. The address of each of Fidelity Management & Research Company, FMR Corp., Fidelity Management Trust Company and Edward C. Johnson 3d is 82 Devonshire Street, Boston, Massachusetts 02109. The information in this note is based solely on a Schedule 13G/A filed with the SEC on February 14, 2008 by FMR Corp. and Edward C. Johnson 3d.

(3)
This information is based solely upon a Schedule 13G/A filed with the SEC on February 14, 2008 by Janus Capital Management LLC (“Janus Capital”) and its affiliate, Janus Venture Fund. Janus Capital provides investment advice to Janus Venture Fund, an investment company registered under the Investment Act of 1940. Shares beneficially owned include 1,640,185 shares held by Janus Venture Fund and shares owned held by Enhanced Investment Technologies LLC (“Enhanced”) and Perkins, Wolf, McDonnell and Company (“Perkins Wolf”). Both Enhanced and Perkins Wolf are indirectly owned by Janus Capital. The address for Janus Capital and Janus Venture Fund is 151 Detroit Street, Denver, Colorado, 80206.

(4)
This information is based solely upon a Schedule 13G/A filed with the SEC on February 13, 2008 by Magnetar Capital Partners LP (“Magnetar Capital Partners”), and its affiliates Magnetar Financial LLC (“Magnetar Financial”), Supernova Management LLC (“Supernova Management”) and Alec N. Litowitz (“Mr. Litowitz”). Mr. Litowitz is the manager of Supernova Management, which is the general partner of Magnetar Financial and Magnetar Investment Management LLC (“Magnetar Investment Management”). Each of Magnetar Financial and Magnetar Investment Managers are registered investment advisers under the Investment Advisers Act of 1940. Magnetar Financial serves as investment advisor to Magnetar Capital Master Fund, Ltd. Magnetar Investment Management serves as investment advisor to certain managed accounts of Magnetar Capital Master Fund, Ltd., Magnetar SGR Fund LP, Magnetar SGR Fund, Ltd., and certain managed accounts. The address for Magnetar Capital Partners, Magnetar Financial, Supernova Management and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois.

(5)
Includes 10,000 shares of common stock held by The David G. Hicks Irrevocable Children’s Trust and 2,289,823 shares underlying stock options. Does not include 60,000 shares of common stock held by The Hicks Family Irrevocable Trust, for which shares Mr. Hicks disclaims beneficial ownership.

(6)	Includes 1,124,940 shares underlying stock options.

(7)	Includes 886,369 shares underlying stock options.

(8)	Includes 623,500 shares underlying stock options.

(9)	Includes 13,750 shares held by The Wood Family Trust.

(10)	Includes 150,000 shares underlying stock options.

(11)	Includes 2,240 shares held by immediate family.

(12)	Includes 5,074,632 shares underlying stock options.

Item 13. Certain Relationships, Related Transactions and Director Independence
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
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleged, among other items, that the defendants wasted and continue to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks had converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle seeks a recovery to our company of the attorney’s fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurs in this matter. Mr. Cadle also seeks injunctive relief to prevent us from continuing to indemnify Mr. Hicks. In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007. The plaintiff appealed the dismissal of the complaint to the 10th Circuit Court of Appeals, which affirmed the dismissal of the complaint in April 2008.
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

In June 2007, we filed a motion to recover attorneys’ fees totaling approximately $120,000 incurred with respect to the shareholder derivative complaint by Mr. Cadle. On July 27, 2007, the trial court entered an order deferring resolution of the motion for attorneys’ fees until after the 10th Circuit Court of Appeals decides the appeal of the trial court’s order dismissing the complaint. With the 10th Circuit Court of Appeal’s recent affirmation of the dismissal of the complaint, we intend to pursue the recovery of these attorney’s fees.
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
Review, Approval or Ratification of Transactions with Related Parties
The Company has a Code of Conduct that governs the procedures for approval of any related party transactions. The Audit Committee must review and approve any related party transaction, as defined in Item 404(a) of Regulation S-K, promulgated by the Securities and Exchange Commission, before it is consummated. The Audit Committee has reviewed and approved the related party transactions listed above.
Board of Directors Independence
The Board of Directors has determined that each of Mary Boland, John Quattrone and Leslie Matthews, M.D. is an independent director within the meaning of the rules of The NASDAQ Stock Market, Inc. In addition, the Board of Directors has determined that each member of the Audit, Compensation and Nominating and Corporate Governance Committees of the Board of Directors is also independent within the meaning of the rules of the NASDAQ Stock Market, Inc., including additional requirements relating to Audit Committee members.
Item 14. Principal Accounting Fees and Services
Fees for all services provided by Grant Thornton LLP, our independent registered public accounting firm, for 2007 and 2006 were as follows:
Audit Fees
The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of our annual financial statements for the years ended December 31, 2007 and 2006, the effectiveness of our internal controls over financial reporting as of December 31, 2007 and the review of the our financial statements included in the our quarterly reports on Form 10-Q filed during 2007 and 2006 were $270,463 for all work performed related to 2007 services and $299,349 for all work performed related to 2006 services.
Audit Related Fees
There were no fees billed in 2007 or 2006 for assurance and related services rendered by Grant Thornton LLP that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under “Audit Fees” above.
Tax Fees
There were no fees billed in 2007 or 2006 for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning.
All Other Fees
There were no fees billed in 2007 or 2006 for products and services provided by Grant Thornton LLP, other than the services referred to above.
The Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services. Pre-approval of audit and non-audit services that are not prohibited may be pursuant to appropriate policies and procedures established by the Committee for the pre-approval of such services, including through delegation of authority to a member of the Committee. For 2007 and 2006, all audit fees were reviewed and approved in advance of such services.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1. Financial Statements.
The financial statements were included in our Annual Report on Form 10-K for the year ended December 31, 2007 as initially filed and were listed on page 37 of that report.
      2. Financial Statement Schedules.
Schedule II — Valuation and Qualifying Accounts was included in our Annual Report on Form 10-K for the year ended December 31, 2007 as initially filed. All other schedules were omitted because they were not applicable, or not required, or the information was shown in the Financial Statements or notes thereto.
(b)  Exhibits.
The following is a list of exhibits filed as part of our annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 0-22019.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*+	2006 Equity Compensation Plan (incorporated by reference to our Proxy Statement, filed on June 26, 2006)

10.1.2*+	Form of Grant Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1.2 to our Form 10-K for the year ended December 31, 2006)

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

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.5 to our Form 10-K for the year ended December 31, 2005)

10.5.1+	Building Lease Amendment (incorporated by reference to exhibit 10.5.1 to our Form 10-K for the year ended December 31, 2006)

10.6*+	Directors Compensation (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.7*	Steven D. Wood Offer of Employment Letter (incorporated by reference to exhibit 99.1 to our Form 8-K, filed on July 10, 2006)

21.1+	List of subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

23.1+	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

31.1++	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2++	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1++	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2++	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Previously filed.

++	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.
Date: April 29, 2008	By:	/s/ Allen Dodge
Allen Dodge
Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION
3.1	Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1*+	2006 Equity Compensation Plan (incorporated by reference to our Proxy Statement, filed on June 26, 2006)

10.1.2*+	Form of Grant Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1.2 to our Form 10-K for the year ended December 31, 2006)

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

10.5	Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc. Tenant. (incorporated by reference to exhibit 10.5 to our Form 10-K for the year ended December 31, 2005)

10.5.1+	Building Lease Amendment (incorporated by reference to exhibit 10.5.1 to our Form 10-K for the year ended December 31, 2006)

10.6*+	Directors Compensation (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

10.7*	Steven D. Wood Offer of Employment Letter (incorporated by reference to exhibit 99.1 to our Form 8-K, filed on July 10, 2006)

21.1+	List of subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

23.1+	Consent of Grant Thornton LLP (incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007)

31.1++	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2++	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1++	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2++	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

+	Previously filed.

++	Filed herewith.