Form 10-Q
period 2008-03-31
HEALTH GRADES INC
filed 2008-05-12
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended MARCH 31, 2008
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
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 1, 2008, 28,266,531 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)

ASSETS
Cash and cash equivalents	$20,898,222	$23,369,368
Accounts receivable, net	3,772,926	6,935,341
Prepaid expenses and other	917,498	836,222

Total current assets	25,588,646	31,140,931

Property and equipment, net	1,952,395	1,641,456
Intangible assets, net	316,345	357,128
Goodwill	3,106,181	3,106,181
Deferred income taxes	709,820	689,633

Total assets	$31,673,387	$36,935,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$247,821	$326,039
Accrued payroll, incentive compensation and related expenses	1,854,890	2,222,970
Accrued expenses	967,855	432,928
Current portion of capital lease obligations	2,153	1,476
Current portion of deferred rent	70,939	68,544
Deferred revenue	17,056,947	17,739,152
Income taxes payable	408,232	13,843
Deferred income taxes	149,485	113,914

Total current liabilities	20,758,322	20,918,866

Long-term portion of capital lease obligations	2,691	2,387
Long-term portion of deferred rent	210,763	229,321

Total liabilities	20,971,776	21,150,574

Commitments and contingencies

Minority interest	143,720	248,011

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 51,128,051 and 50,895,623 shares issued as of March 31, 2008 and December 31, 2007, respectively	51,127	50,895
Additional paid-in capital	97,444,887	96,860,004
Accumulated deficit	(57,560,438)	(58,716,933)
Treasury stock, 22,669,940 and 21,424,236 shares as of March 31, 2008 and December 31, 2007, respectively	(29,377,685)	(22,657,222)

Total stockholders’ equity	10,557,891	15,536,744

Total liabilities and stockholders’ equity	$31,673,387	$36,935,329

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Ratings and advisory revenue	$9,129,817	$7,880,859
Other	5,992	2,450

Total revenue	9,135,809	7,883,309

Expenses:
Cost of ratings and advisory revenue	1,572,732	1,358,069

Gross margin	7,563,077	6,525,240

Operating expenses:
Sales and marketing	2,377,774	2,032,781
Product development	1,689,829	1,230,906
General and administrative	1,978,627	2,380,306

Income from operations	1,516,847	881,247

Other:
Interest income	201,110	229,958
Interest expense	(65)	(110)
Minority interest	104,291	53,590

Income before income taxes	1,822,183	1,164,685

Income tax expense	665,688	503,351

Net income	$$1,156,495	$661,334

Net income per common share (basic)	$0.04	$0.02

Weighted average number of common shares used in computation (basic)	27,741,844	28,566,594

Net income per common share (diluted)	$0.04	$0.02

Weighted average number of common shares used in computation (diluted)	32,575,916	33,817,837

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2008	2007
OPERATING ACTIVITIES
Net income	$1,156,495	$661,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	279,197	238,369
Non-cash equity compensation expense	33,435	249,295
Tax benefit from stock option exercise	(162,516)	(443,603)
Deferred income taxes	15,384	39,671
Minority interest	(104,291)	(53,590)
Change in operating assets and liabilities:
Accounts receivable	3,162,415	4,144,052
Prepaid expenses and other assets	(81,276)	(211,417)
Accounts payable	(78,218)	(181,779)
Accrued payroll, incentive compensation and related expenses	(368,080)	(500,950)
Accrued expenses	275,820	332,889
Income taxes payable	582,827	356,248
Deferred revenue	(682,205)	(958,680)
Deferred rent	(16,163)	11,579

Net cash provided by operating activities	4,012,824	3,683,418

INVESTING ACTIVITIES
Purchase of property and equipment	(547,725)	(536,605)
Proceeds from sale of property and equipment	—	10,000

Net cash used in investing activities	(547,725)	(526,605)

FINANCING ACTIVITIES
Payments under capital lease obligations	(647)	(340)
Excess tax benefits from stock-based payment arrangements	162,516	443,603
Purchase of treasury stock	(6,461,356)	(235,941)
Exercise of common stock options	363,242	202,577

Net cash (used in) provided by financing activities	(5,936,245)	409,899

Net (decrease) increase in cash and cash equivalents	(2,471,146)	3,566,712
Cash and cash equivalents at beginning of period	23,369,368	16,024,373

Cash and cash equivalents at end of period	$20,898,222	$19,591,085

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and our controlled subsidiary, Healthcare Credit Solutions LLC. All significant intercompany accounts have been eliminated in consolidation.
Recently Issued Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for us beginning January 1, 2009. Early adoption is encouraged by the FASB. We do not expect the application of SFAS 161 will have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, cash flows and results of operations.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 became effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The adoption of SFAS 159 did not have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 for financial assets and liabilities is effective for us January 1, 2008. On January 1, 2009, SFAS 157 will also apply to non-financial assets and non-financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position, cash flows or results of operations. FASB Staff Position SFAS 157-2, Effective Date FASB Statement No. 157 (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the application of FSP FAS 157-2 will have a material impact on our financial position, cash flows or results of operations.
There were no other new accounting pronouncements issued during the three months ended March 31, 2008 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.
NOTE 2 — INTERNALLY DEVELOPED SOFTWARE
In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $297,000 and $58,000 of software development costs incurred during the three months ended March 31, 2008 and 2007, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense relative to internally developed software for the three months ended March 31, 2008 and 2007 was approximately $69,000 and $61,000, respectively, and is included in depreciation and amortization expense.
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
As of March 31, 2008, the available amount of the standby letter of credit was $170,000. The amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
NOTE 4 — LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the three months ended March 31, 2008, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $174,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.

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
On July 10, 2007, a U.S. District Court Judge entered an order precluding Daniel C. Cadle from engaging in 13 acts that the arbitrator found to be outrageous. On July 20, 2007, a County Court Judge in Jefferson County, Colorado, entered a Permanent Civil Protection Order against Daniel C. Cadle. The Protection Order requires that Mr. Cadle stay at least 250 yards from Mr. Hicks, his residences and our headquarters. On July 26, 2007, Mr. Cadle appealed the Civil Protection Order entered by the County Court Judge in Jefferson County, Colorado, to the Jefferson County District Court. On January 15, 2008, the Jefferson County District Court affirmed the Civil Protection Order entered by the County Court.
In June 2007, we filed a motion to recover attorneys’ fees totaling approximately $120,000 incurred with respect to the shareholder derivative complaint by Mr. Cadle. In July 2007, the trial court entered an order deferring resolution of the motion for attorneys’ fees until after the 10th Circuit Court of Appeals decided the appeal of the trial court’s order dismissing the complaint. With the 10th Circuit’s recent affirmance of the dismissal of the complaint (see Note 10), we are pursuing recovery of these attorneys’ fees and approximately $50,000 in additional attorneys’ fees incurred in connection with the appeal.

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
See Note 10 for a description of developments after March 31, 2008 regarding certain matters involving Daniel C. Cadle.
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
NOTE 5 — COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of up to an additional 500,000 shares to be repurchased under the current repurchase program. Under the repurchase program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2008, we repurchased 1,235,251 shares of our common stock recorded as treasury stock, at an average purchase price per share of $5.40, for an aggregate cost of $6,718,608, which includes commissions and fees of $49,563. Since the inception of the repurchase program through March 31, 2008, we have repurchased 3,051,250 shares of our common stock recorded as treasury stock at an average purchase price per share of $5.07, for an aggregate cost of $15,584,170, which includes commissions and fees of $123,604.

Equity Compensation Plan
A summary of stock option activity for the three months ended March 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2007	5,873,272	$0.45
Granted	—	—
Exercised	(215,378)	1.69
Forfeited	—	—
Expired	(833)	6.75

Outstanding at March 31, 2008	5,657,061	$0.40	3.53	$27,621,740

Vested or expected to vest at March 31, 2008	5,655,953	$0.40	3.53	$27,620,996

Exercisable at March 31, 2008	5,620,134	$0.38	3.51	$27,596,958

A summary of the status of nonvested restricted stock activity for the three months ended March 31, 2008 is as follows:

	Number of	Weighted Average
	Restricted Stock	Grant-Date Fair
	Awards	Value Per Share
Nonvested at December 31, 2007	1,331,966	$4.85
Granted	17,050	5.55
Vested	(1,524)	5.37
Forfeited	(10,126)	6.08

Nonvested at March 31, 2008	1,337,366	$4.85

Expected to vest at March 31, 2008	454,771	$5.61

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the three months ended March 31 is as follows:

	2008	2007
Cost of ratings and advisory revenue	$28,298	$25,774
Sales and marketing	(8,562)	121,706
Product development	30,879	43,192
General and administrative	(17,180)	58,623

Total stock-based compensation expense	$33,435	$249,295

NOTE 6 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2008	2007
Numerator for both basic and diluted earnings per share:
Net income	$1,156,495	$661,334

Denominator:
Denominator for basic net income per common share—weighted average shares	27,741,844	28,566,594
Effect of dilutive securities:
Stock options, warrants and restricted stock awards	4,834,072	5,251,243

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	32,575,916	33,817,837

Net income per common share (basic)	$0.04	$0.02

Net income per common share (diluted)	$0.04	$0.02

For the three months ended March 31, 2008, the number of our common shares issued increased by 215,378 shares due to the exercise of stock options. For the three months ended March 31, 2008, we received approximately $0.4 million in payment of the exercise price of the options. We also record restricted stock awards as common stock issued and outstanding upon grant of the awards. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote and receive any dividends or other distributions paid on such shares. For the three months ended March 31, 2008, our common shares issued and outstanding increased by 17,050 shares due to restricted stock awards. During the three months ended March 31, 2007, the number of our common shares issued and outstanding increased by 287,247 shares, respectively, due to the exercise of stock options. For the three months ended March 31, 2007, we received approximately $0.2 million in payment of the exercise price of the options. For the three months ended March 31, 2007, the number of our common shares issued and outstanding increased by 10,550 shares due to restricted stock awards.
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
Upon adoption, and as of March 31, 2008, we had no unrecognized tax benefits — that is, the tax effect of differences between tax return positions and the benefits recognized in our financial statements. We are subject to income taxes in the U.S. federal jurisdiction and various states. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $67,542 and $107,432 for the three months ended March 31, 2008 and 2007, respectively. Cash paid for interest expense amounted to $38 and $110 for the three months ended March 31, 2008 and 2007, respectively.
Non-cash financing and investing are as follows for the three months ended March 31:

	2008	2007
Purchase of treasury shares included in accrued expenses	$259,107	$—
Property and equipment acquired with capital lease	1,628	—
Non-competition agreements contributed	—	404,000
SAB 51 adjustment for investment in controlled subsidiary	—	171,846

The purchase of treasury shares represents non-cash financing activities as a result of transactions which were initiated prior to March 31, 2008 but were paid and settled in April 2008. The non-competition agreements contributed and SAB 51 adjustment relate to the formation of our controlled subsidiary in January 2007.
NOTE 9 — RELATED PARTY TRANSACTION
On August 13, 2007, we entered into a Consulting Services Agreement, subsequently amended on August 26, 2007, with OmniMedix Institute, a nonprofit corporation dedicated to improving quality, efficiency and equity of health care by fostering the proliferation and use of patient-centric health information technologies. The Chairman and Chief Executive Officer of OmniMedix Institute is J.D. Kleinke, a former member of our Board of Directors. Mr. Kleinke resigned from our Board effective March 7, 2008. The Consulting Services Agreement involves the development of a web-based pharmaceutical ratings survey instrument and reporting application for deployment and operation on our website. On March 28, 2008, we entered into an agreement with OmniMedix for ongoing maintenance of the ratings survey instrument. For the three months ended March 31, 2008, we paid $95,481 to OmniMedix which is capitalized on our condensed consolidated balance sheet under “Property and equipment, net”. All obligations under the Consulting Services Agreement have been satisfied as of March 31, 2008. No related party expense is included in the condensed consolidated statements of income for the three months ended March 31, 2008 or 2007.
NOTE 10 — SUBSEQUENT EVENTS
Shareholder Derivative Complaint
In April 2008, the 10th Circuit Court of Appeals affirmed the dismissal of the shareholder derivative complaint. With the 10th Circuit Courts’s affirmance of the dismissal of the complaint, we are pursuing recovery of approximately $50,000 in additional attorneys’ fees incurred in connection with the appeal.
Indemnification of our Chief Executive Officer
On April 21, 2008, as a result of the failure of one or more of the collection agency parties to sign the arbitration company’s standard form arbitration agreement and pay the fees due the arbitrator, the arbitrator suspended the proceedings pending further direction from the court. Mr. Hicks has filed a motion with the court to address issues surrounding the suspension of proceedings. In light of the suspension of proceedings, it is unclear whether the hearing will proceed on June 24, 2008, as originally scheduled.
Treasury Shares
Since March 31, 2008 and through May 12, 2008, we repurchased 195,620 shares of our common stock for an average purchase price per share of $5.05 for an aggregate cost of $994,945, which includes commissions and fees of $7,840. From June 22, 2006 through May 12, 2008, we have repurchased 3,246,870 shares of our common stock at an average purchase price per share of $5.07 for an aggregate cost of $16,579,115, which includes commissions and fees of $131,444. We currently have 253,130 shares remaining of the 3,500,000 shares authorized under our stock repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning the anticipated income tax rate for the remainder of 2008, stock repurchases, sufficiency of available funds, anticipated future revenue, consistency of general and administrative expenses, exercises of stock options and impact of interest rates in our investment account are “forward looking statements,” within the meaning of The Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, higher than anticipated retention of equity grants, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), particularly under “Risk Factors” in Item 1A. Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention - We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 reflected our success in several Provider Services product areas. We continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”), Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. An obstacle to maintaining high retention rates for our SQP and SQI clients is that clients may have lost their high ratings on any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, we have found that in many cases the hospitals terminate their contracts with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give hospitals the ability to utilize any additional marketing messages they have for our individual service lines. However, if a hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of its agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
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
For the three months ended March 31, 2008, we retained, or signed new, contracts representing approximately 73% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 72% for the three months ended March 31, 2007. For contracts that expired at the end of their three-year term, our retention rate is lower especially with respect to our QAI clients than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract.

RESULTS OF OPERATIONS
Revenue Overview

	Three months ended
	March 31,
Product Area	2008	2007
Provider Services	$6,938,724	$5,943,345
Internet Business Group	1,715,401	1,543,524
Strategic Health Solutions	475,692	393,990

Total	$9,129,817	$7,880,859

We provide revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our quality reports to consumers, revenue from our Internet Patient Acquisition™ program and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consulting firms, payers and others.
Ratings and advisory revenue. Ratings and advisory revenue for the three months ended March 31, 2008 increased approximately $1.2 million, or 15%, to approximately $9.1 million from approximately $7.9 million for the three months ended March 31, 2007 primarily as a result of strong growth from Provider Services. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, sales of our suite of marketing and quality improvement products to hospitals accounted for approximately $1.0 million of the increase in total revenue, while sales of quality information to consumers and others increased $0.2 million and sales of quality information to employers, benefit consultants, health plans and others remained relatively constant.
Provider Services
For the three months ended March 31, 2008, Provider Services revenue was approximately $6.9 million, an increase of $1.0 million, or 17% over the same period of 2007. This increase principally reflects an increase of approximately 20% of sales of our marketing products to new hospital clients and increased sales to existing clients, net of a slight decrease in sales of our quality improvement products. For the three months ended March 31, 2008, we recognized approximately $87,000 of revenue from quality improvement agreements in which we recognize the contract revenue as the contract is delivered compared to approximately $261,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008 and 2007, 24% and 19%, respectively, of all new sales in Provider Services were to existing clients.
Internet Business Group
For the three months ended March 31, 2008, Internet Business Group revenue was approximately $1.7 million, an increase of $0.2 million, or 11% over the same period of 2007. This increase is primarily a result of revenue derived from our website advertising and sponsorships, as well as our Internet Patient Acquisition product. These increases were partially offset by a slight decrease in sales of quality reports to consumers. The three months ended March 31, 2007 included no internet advertising revenue.
Strategic Health Solutions
For the three months ended March 31, 2008, Strategic Health Solutions revenue, which includes sales of our quality information to employers, benefit consultants, health plans and others and any sales of our data, was approximately $0.5 million, an increase of $0.1 million, or 21% over the same period of 2007.
Cost of ratings and advisory revenue. For the three months ended March 31, 2008, cost of ratings and advisory revenue was approximately $1.6 million, or 17% of ratings and advisory revenue, compared to approximately $1.4 million or 17% of ratings and advisory revenue for the three months ended March 31, 2007. The increase in cost of ratings and advisory revenue is consistent with the increased growth in ratings and advisory revenue. As our SQP sales do not require substantial incremental costs, these programs have high margins.
Sales and marketing costs. Sales and marketing costs for the three months ended March 31, 2008 were approximately $2.4 million, or 26% of ratings and advisory revenue. Sales and marketing costs were approximately $2.0 million, or 26% of ratings and advisory revenue for the three months ended March 31, 2007. The increase in sales and marketing costs in the three months ended March 31, 2008 over the same periods in 2007 is mainly due to the increase in commission expenses which are recorded upon contract execution. In addition, sales and marketing expenses increased to promote our new advertising platform which began in the second half of 2007.

Product development costs. Product development costs increased to approximately $1.7 million, or 18% of ratings and advisory revenue, for the three months ended March 31, 2008 from approximately $1.2 million, or 16% of ratings and advisory revenue, for the three months ended March 31, 2007. This increase is principally due to additional personnel hired to support product development efforts, including both the improvement of existing products as well as the development of new product offerings. In particular, we added personnel to focus on advertising initiatives, as well as several projects that are in process with our search engine partners. We also continue to invest in initiatives to both improve our existing data as well as bring new and actionable data to consumers. During the first quarter, we completed several initiatives to improve our physician data, including the addition of nearly 9,000 unique physicians with at least one malpractice claim. We also launched drug ratings in beta form on our website. Consumers can now rate their prescription drugs in categories such as effectiveness, tolerability, ease of use and whether they would recommend the drug to others. In addition, we have unique data for each drug including prescribing rank and change in number of prescriptions from the prior year.
General and administrative expenses. For the three months ended March 31, 2008, general and administrative expenses decreased to approximately $2.0 million, from approximately $2.4 million for the three months ended March 31, 2007. The decrease of approximately $0.4 million in general and administrative expenses is a result of lower legal fees. For the three months ended March 31, 2007 we incurred approximately $0.4 million in legal expenses related to an arbitration with Hewitt Associates.
Operating income. Operating income for the three months ended March 31, 2008 was approximately $1.5 million, a $0.6 million increase, or 72%, over the three months ended March 31, 2007.
Minority interest. Minority interest, representing HealthCo, LLC’s 58% share of the operating loss of Healthcare Credit Solutions, LLC, was approximately $104,000 for the three months ended March 31, 2008 compared to approximately $54,000 for the three months ended March 31, 2007.
Income taxes. Income taxes increased to approximately $666,000 for the three months ended March 31, 2008 from approximately $503,000 reported during the three months ended March 31, 2007. For the three months ended March 31, 2008, our effective income tax rate was approximately 37% compared to 43% for the three months ended March 31, 2007. The effective income tax rate for the three months ended March 31, 2008 decreased from the three months ended March 31, 2007 primarily because non-deductible compensation expense related to incentive stock options declined relative to total taxable income in the 2008 period compared to the 2007 period. We expect a 38% income tax rate that we expect for the full year 2008.
Net income. Net income for the three months ended March 31, 2008 was approximately $1.2 million or $0.04 per diluted share, compared to approximately $0.7 million or $0.02 per diluted share, for the same period of 2007.
NEW ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for us beginning January 1, 2009. Early adoption is encouraged by the FASB. We do not expect the application of SFAS 161 will have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, cash flows and results of operations.

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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 became effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The adoption of SFAS 159 did not have a material impact on our financial position, cash flows or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 for financial assets and liabilities is effective for us January 1, 2008. On January 1, 2009, SFAS 157 will also apply to non-financial assets and non-financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position, cash flows or results of operations. FASB Staff Position SFAS 157-2, Effective Date FASB Statement No. 157 (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the application of FSP FAS 157-2 will have a material impact on our financial position, cash flows or results of operations.
There were no other new accounting pronouncements issued during the three months ended March 31, 2008 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2008, we had working capital of approximately $4.8 million, a decrease of $5.4 million from working capital of approximately $10.2 million as of December 31, 2007. Although our net income was approximately $1.2 million for the three months ended March 31, 2008, our working capital decreased principally due to our utilization of approximately $6.5 million of cash to repurchase approximately 1,200,000 shares of our common stock. Although we have approximately 253,000 shares remaining of the 3,500,000 shares authorized for repurchase under our stock repurchase program, we do not currently anticipate repurchasing additional common stock during the remainder of 2008. Included in current liabilities as of March 31, 2008 is approximately $17.1 million in deferred revenue compared to approximately $17.7 million as of December 31, 2007, which represents principally contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
For the three months ended March 31, 2008, cash provided by operations was approximately $4.0 million compared to cash provided by operations of approximately $3.7 million for the three months ended March 31, 2007, an increase of approximately $0.3 million, primarily due to an increase in cash received from customers. Net cash flow used in investing activities was approximately $0.5 million in the three months ended March 31, 2008 and 2007, which relates to capital expenditures. The majority of these expenditures were for the purchase and development of computer hardware and software. For the three months ended March 31, 2008, net cash flow used in financing activities was approximately $5.9 million compared to net cash flow provided by financing activities of approximately $0.4 million for the three months ended March 31, 2007. Included in cash flow (used in) provided by financing activities for the three months ended March 31, 2008 and 2007 is approximately $6.5 million and $0.2 million, respectively, in purchases of treasury stock.

During the three months ended March 31, 2008, the number of our common shares issued increased by 215,378 shares due to the exercise of stock options. We received approximately $0.4 million in cash from the exercise of these stock options. As of March 31, 2008, we have outstanding, exercisable options to purchase approximately 5,600,000 shares of our common stock, at a weighted average exercise price of $0.38 per share. As of May 1, 2008, the closing price of our common stock on the NASDAQ stock market was $5.40. Therefore, we anticipate that additional options will be exercised. We also record restricted stock awards as common stock issued and outstanding upon grant of the award. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote and receive any dividends or other distributions paid on such shares. For the three months ended March 31, 2008, our common shares issued and outstanding increased by 17,050 shares due to restricted stock awards.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of March 31, 2008, our total investment in these accounts totaled to approximately $20.1 million. This amount is included in the cash and cash equivalents on our consolidated balance sheet. For the three months ended March 31, 2008, interest earned on these accounts was approximately $201,000.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
Reference is made to the disclosure in our Form 10-K for the year ended December 31, 2007 under Item 3, “Legal Proceedings,” relating to the indemnification of our Chief Executive Officer and the derivative action brought by Daniel C. Cadle in December 2006. See also the disclosure in Notes 4 and 10 of the notes to the condensed consolidated financial statements contained in this report
Gotham/Primarius Complaint
Reference is made to the disclosure in our Form 10-K for the year ended December 31, 2007 under Item 3, “Legal Proceedings,” relating to the Gotham/Primarius litigation. See also the disclosure in Note 4 of the notes to the condensed consolidated financial statements contained in this report

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer to our Form 10-K for the year ended December 31, 2007 for information concerning risks and uncertainties that could negatively impact us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 22, 2006, our Board of Directors announced and authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008 our Board of Directors approved an increase of up to an additional 500,000 shares to be repurchased under the current repurchase program. Under the program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.
The following chart provides information regarding common stock purchases by us for the three months ended March 31, 2008.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share (2)	Programs	Programs
January 1, 2008 through January 31, 2008	321,015	$5.46	320,900	863,101
February 1, 2008 through February 29, 2008	299,144	$5.43	298,932	564,169
March 1, 2008 through March 31, 2008	615,419	$5.35	615,419	448,750

Total	1,235,578	$5.40	1,235,251	448,750

(1)	Includes shares purchased representing the portion of employee payroll taxes associated with vested restricted stock awards.

(2)	Average price paid per share excludes commissions and service charges.
ITEM 6. EXHIBITS
Exhibits -

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: May 12, 2008	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President / CFO

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).