Form 10-Q
period 2008-06-30
HEALTH GRADES INC
filed 2008-08-11
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended JUNE 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 1, 2008, 28,287,944 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	JUNE 30,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,635,719	$23,369,368
Accounts receivable, net	4,137,967	6,935,341
Prepaid expenses and other	735,002	836,222

Total current assets	23,508,688	31,140,931
Property and equipment, net	2,078,750	1,641,456
Intangible assets, net	286,710	357,128
Goodwill	3,106,181	3,106,181
Deferred income taxes	776,701	689,633

Total assets	$29,757,030	$36,935,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$209,768	$326,039
Accrued payroll, incentive compensation and related expenses	1,963,168	2,222,970
Accrued expenses	1,001,748	432,928
Current portion of capital lease obligations	1,838	1,476
Current portion of deferred rent	73,379	68,544
Deferred revenue	15,014,419	17,739,152
Deferred income taxes	84,178	113,914
Income taxes payable	326,073	13,843

Total current liabilities	18,674,571	20,918,866

Long-term portion of capital lease obligations	2,131	2,387
Long-term portion of deferred rent	190,965	229,321

Total liabilities	18,867,667	21,150,574

Commitments and contingencies

Minority interest	63,854	248,011

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 51,144,451 and 50,895,623 shares issued as of June 30, 2008 and December 31, 2007, respectively	51,144	50,895
Additional paid-in capital	97,503,785	96,860,004
Accumulated deficit	(56,352,264)	(58,716,933)
Treasury stock, 22,872,167 and 21,424,236 shares as of June 30, 2008 and December 31, 2007, respectively	(30,377,156)	(22,657,222)

Total stockholders’ equity	10,825,509	15,536,744

Total liabilities and stockholders’ equity	$29,757,030	$36,935,329

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

Revenue:
Ratings and advisory revenue	$9,291,370	$8,033,201	$18,421,187	$15,914,060
Other	6,113	3,410,651	12,105	3,413,101

Total revenue	9,297,483	11,443,852	18,433,292	19,327,161

Expenses:
Cost of ratings and advisory revenue	1,545,410	1,283,689	3,118,142	2,641,758

Gross margin	7,752,073	10,160,163	15,315,150	16,685,403

Operating expenses:
Sales and marketing	2,380,652	2,209,384	4,758,426	4,242,165
Product development	1,712,168	1,347,447	3,401,997	2,578,353
General and administrative	2,000,486	942,324	3,979,113	3,322,630

Income from operations	1,658,767	5,661,008	3,175,614	6,542,255

Other:
Interest income	127,291	479,507	328,401	709,465
Interest expense	(51)	(1,125)	(116)	(1,235)
Minority interest	79,866	78,413	184,157	132,003

Income before income taxes	1,865,873	6,217,803	3,688,056	7,382,488
Income tax expense	657,699	2,384,017	1,323,387	2,887,368

Net income	$1,208,174	$3,833,786	$2,364,669	$4,495,120

Net income per common share (basic)	$0.04	$0.13	$0.09	$0.16

Weighted average number of common shares used in computation (basic)	26,955,947	28,729,766	27,348,901	28,648,630

Net income per common share (diluted)	$0.04	$0.11	$0.07	$0.13

Weighted average number of common shares used in computation (diluted)	31,699,824	33,926,878	32,138,509	33,874,212

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$2,364,669	$4,495,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	568,850	503,757
Non-cash equity compensation expense	80,608	473,068
Tax benefit from stock option exercise	(171,339)	(672,568)
Deferred income taxes	(116,804)	(97,523)
Minority interest	(184,157)	(132,003)
Change in operating assets and liabilities:
Accounts receivable	2,797,374	6,500,633
Prepaid expenses and other assets	101,220	(55,330)
Accounts payable	(116,271)	(155,954)
Accrued payroll, incentive compensation and related expenses	(259,802)	(510,703)
Accrued expenses	428,820	219,573
Income taxes payable	511,130	2,842,085
Deferred revenue	(2,724,733)	(1,178,062)
Deferred rent	(33,521)	(15,626)

Net cash provided by operating activities	3,246,044	12,216,467

INVESTING ACTIVITIES
Purchase of property and equipment	(794,098)	(652,984)
Proceeds from sale of property and equipment	—	10,000

Net cash used in investing activities	(794,098)	(642,984)

FINANCING ACTIVITIES
Payments under capital lease obligations	(1,522)	(684)
Excess tax benefits from stock-based payment arrangements	171,339	672,568
Exercise of common stock options	364,522	300,691
Purchase of treasury stock	(7,719,934)	(235,941)

Net cash (used in) provided by financing activities	(7,185,595)	736,634

Net (decrease) increase in cash and cash equivalents	(4,733,649)	12,310,117
Cash and cash equivalents at beginning of period	23,369,368	16,024,373

Cash and cash equivalents at end of period	$18,635,719	$28,334,490

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Health Grades, Inc. and our controlled subsidiary, Healthcare Credit Solutions LLC (collectively, the “Company”). All significant intercompany accounts have been eliminated in consolidation.
Recently Adopted Accounting Pronouncements
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. FSP EITF 03-6-1 is effective for us beginning January 1, 2009 and is to be applied on a retrospective basis to all periods presented. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on our financial position, cash flows and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. SFAS 162 will be effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the application of SFAS 162 will have a material impact on our financial position, cash flows or results of operations.
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
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. FSP FAS 142-3 is effective for us beginning January 1, 2009. Early adoption is prohibited. We do not expect the application of FSP FAS 142-3 will have a material impact on our financial position, cash flows or results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: a) an entity uses derivative instruments; b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and c) derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for us beginning January 1, 2009. Early adoption is encouraged by the FASB. We do not expect the application of SFAS 161 will have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our financial position, cash flows and results of operations.
NOTE 2 — INTERNALLY DEVELOPED SOFTWARE
In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $490,000 and $99,000 of software development costs incurred during the six months ended June 30, 2008 and 2007, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense related to internally developed software for the three and six months ended June 30, 2008 was approximately $81,000 and $149,000, respectively, and approximately $65,000 and $126,000 for the three and six months ended June 30, 2007, respectively.

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
As of June 30, 2008, the available amount of the standby letter of credit was $170,000. The amount drawn under the standby letter of is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
NOTE 4 — LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the three and six months ended June 30, 2008, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $127,000 and $301,000, respectively. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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

The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006. Final briefings on the remaining matters in the arbitration were concluded in April 2007. On May 14, 2007, the arbitrator entered an award in favor of Mr. Hicks in connection with his claims of defamation and outrageous conduct. For these claims, the arbitrator awarded Mr. Hicks compensatory damages from the collection agency parties totaling $950,000. The arbitrator also awarded Mr. Hicks punitive damages totaling $950,000 against Daniel C. Cadle, Buckeye Retirement Co., LLC, Ltd and The Cadle Company and $10,000 against William Shaulis, Buckeye Retirement Co., LLC, Ltd. and The Cadle Company. Additionally, the arbitrator awarded Mr. Hicks prejudgment interest in the approximate amount of $300,000. With respect to the collection agency parties’ claims against Mr. Hicks, the arbitrator ruled in favor of Mr. Hicks. The arbitrator ruled against Mr. Hicks with respect to his abuse of process claim. This award has not been paid to Mr. Hicks. The award entered on May 14, 2007, if not promptly paid, will be subject to confirmation by the U.S. District Court. We do not know whether the collection agency parties will appeal or otherwise contest the awards, what other actions the collection agency parties may take, when Mr. Hicks will be paid the awards, or when we may receive reimbursement for any or all of the indemnification expenses we have incurred and continue to incur in these matters. See Note 9 for an update on certain matters involving the indemnification of our Chief Executive Officer.
On April 21, 2008, as a result of the failure of one or more of the collection agency parties to sign the arbitration company’s standard form arbitration agreement and pay the fees due the arbitrator, the arbitrator suspended the proceedings pending further direction from the court. Mr. Hicks filed a motion with the court to address issues surrounding the suspension of proceedings. On June 2, 2008, the court ordered one or more of the collection agency parties to sign the arbitration company’s standard form arbitration agreement. This has been done and, apparently, the fees due the arbitration company from the collection agency parties have been paid. The arbitrator has set the matter for hearing commencing on February 17, 2009.
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
By a letter to our Board of Directors dated February 13, 2006, Daniel C. Cadle, one of the collection agency parties, made allegations directed at us, Mr. Hicks and the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. Mr. Cadle threatened suit if he was not paid $10.3 million. We believe these allegations are absurd and completely without merit. To our knowledge, neither Mr. Cadle nor any of the other collection agency parties has sought to assert any such “claims” against us in the arbitration. We will vigorously contest any such litigation that may be brought against us by the collection agency parties.
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. On December 18, 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleged, among other items, that the defendants wasted and continued to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle sought a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurred in this matter. Mr. Cadle also sought injunctive relief to prevent us from continuing to indemnify Mr. Hicks. In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007, and the plaintiff appealed the dismissal of the complaint to the 10th Circuit Court of Appeals. In April 2008, the 10th Circuit Court of Appeals affirmed the dismissal of the shareholder derivative complaint. In June 2008, the U.S. District Court denied our motion for attorneys’ fees in this case.
See Note 9 for an update on certain matters involving Daniel C. Cadle.

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
On October 31, 2007, the plaintiffs filed a second amended complaint against the us, which contained allegations that were substantially similar to those pled in the first amended complaint. We filed a motion to dismiss the second amended complaint on December 12, 2007.
The court conducted oral argument on the motion to dismiss the second amended complaint on January 10, 2008 at which time it denied our motion to dismiss the common law fraud and Section 10(b) claims, but deferred a decision on the Section 12 and negligent misrepresentation claims. On February 19, 2008, the court issued an opinion dismissing the Section 12 claim, but maintaining the negligent misrepresentation claim because dismissal at that time was premature. We will have an opportunity to renew its argument once the court has decided which state’s law applies.
We believe the claims against us are without merit and we intend to continue to vigorously defend this matter.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
NOTE 5 — COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of up to an additional 500,000 shares to be repurchased under the current repurchase program. Under the repurchase program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2008, we repurchased 1,430,871 shares of our common stock recorded as treasury stock, at an average purchase price per share of $5.35, for an aggregate cost of $7,713,553, which includes commissions and fees of $57,403. From the inception of the repurchase program through June 30, 2008, we have repurchased 3,246,870 shares of our common stock recorded as treasury stock at an average purchase price per share of $5.07, for an aggregate cost of $16,579,115, which includes commissions and fees of $131,444.
See Note 9 for an update regarding repurchasing of our common stock.

Equity Compensation Plan
A summary of stock option activity for the six months ended June 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2007	5,873,272	$0.45
Granted	—	—
Exercised	(216,378)	1.68
Forfeited	—	—
Expired	(22,333)	6.75

Outstanding at June 30, 2008	5,634,561	$0.38	3.29	$23,182,167

Vested or expected to vest at June 30, 2008	5,632,420	$0.38	3.29	$23,182,134

Exercisable at June 30, 2008	5,603,972	$0.36	3.27	$23,181,705

A summary of the status of nonvested restricted stock activity for the six months ended June 30, 2008 is as follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair
	Stock Awards	Value Per Share
Nonvested at December 31, 2007	1,331,966	$4.85
Granted	32,450	5.55
Vested	(4,921)	5.70
Forfeited	(15,902)	5.86

Nonvested at June 30, 2008	1,343,593	$4.86

Expected to vest at June 30, 2008	441,011	$5.61

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Cost of ratings and advisory revenue	$11,396	$27,031	$39,694	$52,805
Sales and marketing	(17,983)	96,696	(26,544)	218,400
Product development	13,035	44,211	43,914	87,404
General and administrative	40,724	55,835	23,544	114,459

Total stock-based compensation expense	$47,172	$223,773	$80,608	$473,068

NOTE 6 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for both basic and diluted earnings per share:
Net income	$1,208,174	$3,833,786	$2,364,669	$4,495,120

Denominator:
Denominator for basic net income per common share—weighted average shares	26,955,947	28,729,766	27,348,901	28,648,630
Effect of dilutive securities:
Stock options and restricted stock awards	4,743,877	5,197,112	4,789,608	5,225,582

Denominator for diluted net income per common share—adjusted weighted average shares	31,699,824	33,926,878	32,138,509	33,874,212

Net income per common share (basic)	$0.04	$0.13	$0.09	$0.16

Net income per common share (diluted)	$0.04	$0.11	$0.07	$0.13

For the three and six months ended June 30, 2008, the number of our common shares issued increased by 1,000 and 216,378 shares, respectively, due to the exercise of stock options. For the three months ended June 30, 2008, we received an insignificant amount of cash for the exercise of stock options. For the six months ended June 30, 2008, we received approximately $0.4 million in payment of the exercise price of the options. We also record restricted stock awards as common stock issued and outstanding upon grant of the awards. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote and receive any dividends or other distributions paid on such shares. For the three and six months ended June 30, 2008, our common shares issued and outstanding increased by 15,400 and 32,450 shares, respectively, due to restricted stock awards. During the three and six months ended June 30, 2007, the number of our common shares issued and outstanding increased by 110,517 and 397,764 shares, respectively, due to the exercise of stock options. For the three and six months ended June 30, 2007, we received approximately $0.1 million and $0.3 million, respectively, in payment of the exercise price of the options. For the three and six months ended June 30, 2007, the number of our common shares issued and outstanding increased by 20,850 and 31,400 shares, respectively, due to restricted stock awards.
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
Upon adoption, and as of June 30, 2008, we had no unrecognized tax benefits — that is, the tax effect of differences between tax return positions and the benefits recognized in our financial statements. We are subject to income taxes in the U.S. federal jurisdiction and various states. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $929,125 and $143,859 for the six months ended June 30, 2008 and 2007, respectively. Cash paid for interest expense amounted to $116 and $1,235 for the six months ended June 30, 2008 and 2007, respectively.
Non-cash financing and investing are as follows for the six months ended June 30:

	2008	2007
Property and equipment included in accrued expenses	$140,000	$—
Property and equipment acquired with capital lease	1,628	—
Non-competition agreements contributed	—	404,000
SAB 51 adjustment for investment in controlled subsidiary	—	171,846
The non-competition agreements contributed and SAB 51 adjustment relate to the formation of our controlled subsidiary in January 2007.
NOTE 9 — SUBSEQUENT EVENTS
Indemnification of our Chief Executive Officer
On July 23, 2008, the court entered an order granting Mr. Hicks’ motion to confirm the May 14, 2007, award and enter judgment in favor of Mr. Hicks in connection with both arbitration awards. The court did, however, vacate the arbitrator’s award of prejudgment interest to Mr. Hicks relating to the May 14, 2007 award.
Restricted Stock Awards
During July and August 2008, we granted 232,950 restricted stock awards principally to certain employees as part of an annual grant. The weighted average grant-date fair value of the restricted stock awards was approximately $4.33 per share.
Treasury Stock
On July 22, 2008, our Board of Directors increased our common stock repurchase authorization from 3.5 million shares to 5.0 million shares.
From July 1, 2008 and through August 7, 2008, we repurchased 267,522 shares of our common stock for an average purchase price per share of $3.87 for an aggregate cost of $1,046,829, which includes commissions and fees of $10,791. From June 22, 2006 through August 7, 2008, we have repurchased 3,514,392 shares of our common stock at an average purchase price per share of $4.97 for an aggregate cost of $17,625,944, which includes commissions and fees of $142,235. We currently have 1,485,608 shares remaining of the 5,000,000 shares authorized under our stock repurchase program.
Confidentiality and Non-Competition Agreement with our Chief Executive Officer
On August 6, 2008, we entered into a Confidentiality and Non-Competition agreement with our Chief Executive Officer, Kerry Hicks, which replaces any related former agreements. This agreement stipulates for a period of three years following termination, participation in activities similar to those of HealthGrades are strictly prohibited. In addition to the non-competition restrictive covenants, the agreement also provides for confidentially and non-solicitation provisions. As consideration for the covenants and agreements included in the agreement, the following will be provided:
A.	Upon voluntary termination or termination without cause, we shall issue 340,000 shares of our common stock to Mr. Hicks;

B.	Upon a change in control (as defined in the agreement), as a result of which a separation of Mr. Hicks’ services occurs, we shall issue 1,020,000 shares of our common stock to Mr. Hicks; or

C.	If a change in control occurs and Mr. Hicks’ employment continues, we shall issue 1,700,000 shares of our common stock to Mr. Hicks.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning stock repurchases, sufficiency of available funds, consistency of general and administrative expenses, exercises of stock options and impact of interest rates in our investment account are “forward looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, higher than anticipated retention of equity grants, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), particularly under “Risk Factors” in Item 1A. Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention - We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 reflected our success in several Provider Services product areas. We continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”) and Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs.
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
For the six months ended June 30, 2008, we retained, or signed new, contracts representing approximately 75% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 72% for the six months ended June 30, 2007. For contracts that expired at the end of their three-year term, our retention rate is lower especially with respect to our QAI clients than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract.

RESULTS OF OPERATIONS
Total Revenue. Total revenue for the three months ended June 30, 2008 was approximately $9.3 million compared to $11.4 million for the three months ended June 30, 2007. Total revenue for the six months ended June 30, 2008 and 2007 was approximately $18.4 million and $19.3 million, respectively. Total revenue for the three and six months ended June 30, 2007 included approximately $3.4 million of other revenue from an arbitration award paid to us by Hewitt Associates (Hewitt) in June 2007.
Ratings and Advisory Revenue Overview

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
Product Area	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Provider Services	$7,130,337	$6,186,953	$14,069,060	$12,130,297

Internet Business Group	1,702,821	1,494,847	3,418,223	3,038,370

Strategic Health Solutions	458,212	351,401	933,904	745,393

Total	$9,291,370	$8,033,201	$18,421,187	$15,914,060

We provide ratings and advisory revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQP and SQI) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our quality reports to consumers, revenue from our Internet Patient Acquisition™ program and website sponsorship and advertising revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consultants, health plans and others as well as any sales of our data.
Ratings and advisory revenue. Ratings and advisory revenue for the three months ended June 30, 2008 increased 16% to approximately $9.3 million compared to $8.0 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, ratings and advisory revenue increased 16% to approximately $18.4 million compared to $15.9 million for the six months ended June 30, 2007. The increase is a result of strong growth in our Provider Services and Internet Business Group products. For the three and six months ended June 30, 2008, Provider Services revenue increased by approximately $0.9 million and $1.9 million, respectively, and Internet Business Group revenue increased approximately $0.2 million and $0.4 million, respectively.
Provider Services
For the three months ended June 30, 2008, Provider Services revenue was approximately $7.1 million, an increase of $0.9 million, or 15% over the three months ended June 30, 2007. For the six months ended June 30, 2008, Provider Services revenue was approximately $14.1 million, an increase of $1.9 million, or 16% over the six months ended June 30, 2007. These increases principally reflect sales of our marketing products to new hospital clients, increased sales to existing clients and improved client retention. For the three and six months ended June 30, 2008, our marketing program sales increased approximately $0.7 million and $1.7 million, or 13% and 16%, over the three and six months ended June 30, 2007, respectively, while our quality improvement product sales increased approximately $0.2 million for both the three and six months ended June 30, 2007, or 29% and 13%, respectively.
Internet Business Group
For the three months ended June 30, 2008, Internet Business Group revenue was approximately $1.7 million, an increase of $0.2 million, or 14% over the three months ended June 30, 2007. For the six months ended June 30, 2008, Internet Business Group revenue was approximately $3.4 million, an increase of $0.4 million, or 13% over the six months ended June 30, 2007. This increase is due principally to an increase in revenue from our physician sponsorship program, resulting from our agreement with Fresenius Medical Care North America signed in June 2008. Revenue from advertising increased over the prior year, but was offset by a decrease in revenue from quality reports to consumers.
Strategic Health Solutions
For the three months ended June 30, 2008, Strategic Health Solutions revenue was approximately $0.5 million, an increase of $0.1 million, or 30% over the three months ended June 30, 2007. For the six months ended June 30, 2008, Strategic Health Solutions revenue was approximately $0.9 million, an increase of $0.2 million, or 25% over the six months ended June 30, 2007. These increases are attributed to increases in sales of our quality information through our Health Management Suite product. The sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others are very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.

Other revenue. Other revenue for the three and six months ended June 30, 2007 represents approximately $3.4 million from an arbitration award paid to us by Hewitt in June 2007. Other revenue for the three and six months ended June 30, 2008 was insignificant.
Cost of ratings and advisory revenue. For the three and six months ended June 30, 2008, cost of ratings and advisory revenue was $1.5 million and $3.1 million, or approximately 17% of ratings and advisory revenue, compared to $1.3 million and $2.6 million or approximately 16% and 17%, of ratings and advisory revenue for the three and six months ended June 30, 2007, respectively.
Sales and marketing costs. Sales and marketing costs for the three and six months ended June 30, 2008 were approximately $2.4 million and $4.8 million, or 26%, of ratings and advisory revenue. Sales and marketing costs were approximately $2.2 million and $4.2 million, or 28% and 27%, respectively, of ratings and advisory revenue for the three and six months ended June 30, 2007. The increase in sales and marketing for the three and six months ended June 30, 2008 compared to the same period in 2007 is primarily due to the hiring of additional personnel to support our internet sponsorship and advertising initiative, as well as higher commissions paid to our sales group with respect to new contracts than what is paid upon retention of contracts. Revenue is deferred and we recognize revenue on a straight-line basis, while commission is expensed upon contract execution. Therefore, commission expenses can rise very quickly in periods of increased new contract sales.
Product development costs. Product development costs increased to approximately $1.7 million and $3.4 million for the three and six months ended June 30, 2008, respectively, from approximately $1.3 million and $2.6 million for the three and six months ended June 30, 2007, respectively. The increase is due to additional personnel hired to support product development efforts, including both the improvement of existing products as well as the development of new product offerings such as the Drug Ratings Tool, a prescription drug rating and comparison tool for patients which we launched in May 2008. In addition, we continue to invest in the improvement and expansion of physician data. The physician data we maintain relates to more than 700,000 physicians.
General and administrative expenses. For the three and six months ended June 30, 2008, general and administrative expenses were approximately $2.0 million and $4.0 million, respectively, compared to approximately $0.9 million and $3.3 million for the three and six months ended June 30, 2007, respectively. The increase in general and administrative expenses is due principally to the recovery in the second quarter of 2007 of approximately $0.9 million in legal fees awarded to us in the Hewitt arbitration that was recorded as a reduction to expenses for the three months ended June 30, 2007.
Operating income. Operating income for the three and six months ended June 30, 2008 decreased 71% and 51% to approximately $1.7 million and $3.2 million, respectively, from $5.7 million and $6.5 million for the three and six months ended June 30, 2007, respectively. This decrease is due to the $3.4 million Hewitt award, which is included in other revenue in the three and six months ended June 30, 2007, and the recovery of $0.9 million of legal fees from the Hewitt arbitration which is included as a reduction in general and administrative expenses in the three and six months ended June 30, 2007, offset by higher sales and the continuing growth of our core business in the three and six months ended June 30, 2008.
Interest income. Interest income decreased by approximately $352,000 and $381,000 for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Included in interest income for the three and six months ended June 30, 2007 is approximately $0.2 million in interest from the Hewitt arbitration award. Stock repurchases of approximately 1.4 million shares totaling an aggregate purchase price of approximately $7.7 million during the first half of 2008 decreased our cash balance and the decrease in interest rates on invested cash also contributed to the decrease in interest income. We do not expect that a decrease in interest rates in the investment accounts would have a material impact on our financial position.
Minority interest. Minority interest, representing HealthCo LLC’s 58% share of the operating loss of Healthcare Credit Solutions, LLC, was approximately $80,000 and $184,000 for the three and six months ended June 30, 2008, respectively compared to approximately $78,000 and $132,000 for the three and six months ended June 30, 2007, respectively. HealthCo LLC owns 49.9% of the equity interest of Healthcare Credit Solutions, LLC.
Income taxes. Income taxes decreased approximately $1.7 million and $1.6 million to approximately $0.7 million and $1.3 million for the three and six months ended June 30, 2008, respectively, from approximately $2.4 million and $2.9 million reported during the three and six months ended June 30, 2007, respectively. Income taxes decreased due to increased operating income principally resulting from the $4.5 million Hewitt arbitration award received during the three months ended June 30, 2007. For the three and six months ended June 30, 2008, our effective income tax rate was approximately 35% and 36%, respectively, compared to 38% and 39% for three and six months ended June 30, 2007, respectively. The effective tax rate decreased primarily because our non-deductible compensation expense related to incentive stock options declined relative to total taxable income in the 2008 period compared to the 2007 period.

Net income. Net income for the three and six months ended June 30, 2008 was approximately $1.2 million or $0.04 per diluted share and $2.4 million or $0.07 per diluted share, respectively, compared to approximately $3.8 million or $0.11 per diluted share and $4.5 million or $0.13 per diluted share, for the three and six months ended June 30, 2007, respectively. Included in net income for the three and six months ended June 30, 2007 is the $4.5 million Hewitt arbitration award, which added $0.08 per diluted share, net of tax.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfetitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. FSP EITF 03-6-1 is effective for us beginning January 1, 2009 and is to be applied on a retrospective basis to all periods presented. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1 on our financial position, cash flows and results of operations
In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. SFAS 162 will be effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the application of SFAS 162 will have a material impact on our financial position, cash flows or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. FSP FAS 142-3 is effective for us beginning January 1, 2009. Early adoption is prohibited. We do not expect the application of FSP FAS 142-3 will have a material impact on our financial position, cash flows or results of operations.
There were no other new accounting pronouncements issued during the six months ended June 30, 2008 that had a material impact or are anticipated to have a material impact on our financial position, operating results or disclosures.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2008, we had working capital of approximately $4.8 million, a decrease of $5.4 million from working capital of approximately $10.2 million as of December 31, 2007. The decrease in working capital is mainly attributed to the decrease in our cash balance resulting from stock repurchases during the first half of 2008 of approximately 1.4 million shares totaling an aggregate purchase price of approximately $7.7 million. Included in current liabilities as of June 30, 2008 is approximately $15.0 million in deferred revenue, principally representing contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
For the six months ended June 30, 2008, cash provided by operations was approximately $3.2 million compared to cash provided by operations of approximately $12.2 million for the six months ended June 30, 2007, a decrease of approximately $9.0 million, primarily as a result of the $4.5 million payment from Hewitt in June 2007 and the timing of accounts receivable billings to and collections from customers. During the first six months of 2007, we collected approximately $3.6 million from Tenet Healthcare. In the current year, cash collections from Tenet are expected in the second half of 2008. Net cash flow used in investing activities was approximately $0.8 million in the six months ended June 30, 2008, compared to approximately $0.6 million of cash used in the six months ended June 30, 2007, a decrease of approximately $0.2 million. During the six months ended June 30, 2008 and 2007, we incurred approximately $0.8 million and $0.7 million in capital expenditures, respectively. The majority of these expenditures were principally for the purchase and development of computer hardware and software. Net cash flow used in financing activities was approximately $7.2 million for the six months ended June 30, 2008 compared to approximately $0.7 million provided by financing activities for the six months ended June 30, 2007. Included in cash flow (used in) provided by financing activities for the six months ended June 30, 2008 and 2007 is approximately $7.7 million and $0.2 million, respectively, in purchases of treasury stock.
During the six months ended June 30, 2008, the number of our common shares issued and outstanding increased by 216,378 shares due to the exercise of stock options. We received approximately $365,000 in cash from the exercise of these stock options. As of June 30, 2008, we have outstanding options to purchase approximately 5.6 million shares of our common stock, at a weighted average exercise price of $0.38 per share. As of August 1, 2008, the closing price of our common stock on the NASDAQ stock market was $3.41. Therefore, we anticipate that additional options will be exercised. We also record restricted stock awards as common stock issued and outstanding upon grant of the award. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote and receive any dividends or other distributions paid on such shares. For the six months ended June 30, 2008, our common shares issued and outstanding increased by 32,450 shares due to restricted stock awards.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of June 30, 2008, our total investment in these accounts amounted to approximately $17.8 million. This amount is included in the cash and cash equivalents on our balance sheet. For the three and six months ended June 30, 2008, interest earned on these accounts was approximately $127,000 and $328,000, respectively.

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
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008 our Board of Directors approved an increase of up to an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the share repurchase authorization from 3.5 million shares to 5.0 million shares. Under the program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.

The following chart provides information regarding common stock purchases by us for the three months ended June 30, 2008.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share (2)	Programs	Programs (3)

April 1, 2008 through April 30, 2008	195,689	$5.04	195,620	253,130

May 1, 2008 through May 31, 2008	578	$5.40	—	253,130

June 1, 2008 through June 30, 2008	184	$5.64	—	253,130

Total	196,451	$5.05	195,620	253,130

(1)	Includes shares surrendered by employees to cover payroll taxes associated with the vesting of restricted stock awards.

(2)	Average price paid per share excludes commissions and service charges.

(3)	Subsequent to June 30, 2008, the repurchase plan was increased by 1.5 million shares.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 18, 2008, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the election of five members of the Board of Directors.
The voting results are set forth below.

NAME OF NOMINEE	FOR	WITHHELD
Kerry R. Hicks	23,404,725	18,800
Leslie S. Matthews	22,935,315	488,210
John J. Quattrone	23,268,402	155,123
Mary Boland	22,935,394	488,131
Michael Beaudoin	22,268,481	155,044
ITEM 5. OTHER INFORMATION
Confidentiality and Non-Competition Agreement with our Chief Executive Officer
On August 6, 2008, we entered into a Confidentiality and Non-Competition agreement with our Chief Executive Officer, Kerry Hicks, which replaces any related former agreements. This agreement stipulates for a period of three years following termination, participation in activities similar to those of HealthGrades are strictly prohibited. In addition to the non-competition restrictive covenants, the agreement also provides for confidentially and non-solicitation provisions. As consideration for the covenants and agreements included in the agreement, the following will be provided:
A.	Upon voluntary termination or termination without cause, we shall issue 340,000 shares of our common stock to Mr. Hicks;

B.	Upon a change in control (as defined in the agreement), as a result of which a separation of Mr. Hicks’ services occurs, we shall issue 1,020,000 shares of our common stock to Mr. Hicks; or

C.	If a change in control occurs and Mr. Hicks’ employment continues, we shall issue 1,700,000 shares of our common stock to Mr. Hicks.

ITEM 6. EXHIBITS
Exhibits -

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

10.3.1	Amended and Restated Employment Agreement between Health Grades, Inc. and Kerry R. Hicks dated August 6, 2008.

10.3.2	Confidentiality and Non-Competition Agreement between Health Grades, Inc. and Kerry R. Hicks dated August 6, 2008.

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.

Date: August 11, 2008	By:	/s/ Allen Dodge Allen Dodge Executive Vice President / CFO

EXHIBIT INDEX

10.3.1	Amended and Restated Employment Agreement between Health Grades, Inc. and Kerry R. Hicks dated August 6, 2008.

10.3.2	Confidentiality and Non-Competition Agreement between Health Grades, Inc. and Kerry R. Hicks dated August 6, 2008.

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).