Form 10-Q
period 2008-09-30
HEALTH GRADES INC
filed 2008-11-10
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
On November 1, 2008, 27,845,010 shares of the registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(Unaudited)

ASSETS
Cash and cash equivalents	$16,402,265	$23,369,368
Accounts receivable, net	8,487,657	6,935,341
Prepaid expenses and other	852,973	836,222

Total current assets	25,742,895	31,140,931

Property and equipment, net	2,054,260	1,641,456
Intangible assets, net	266,510	357,128
Goodwill	3,106,181	3,106,181
Deferred income taxes	647,632	689,633

Total assets	$31,817,478	$36,935,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$180,269	$326,039
Accrued payroll, incentive compensation and related expenses	2,717,178	2,222,970
Accrued expenses	861,884	432,928
Current portion of capital lease obligations	2,223	1,476
Current portion of deferred rent	250,851	68,544
Deferred revenue	17,302,812	17,739,152
Deferred income taxes	113,235	113,914
Income taxes payable	88,899	13,843

Total current liabilities	21,517,351	20,918,866

Long-term portion of capital lease obligations	1,562	2,387
Long-term portion of deferred rent	24,567	229,321

Total liabilities	21,543,480	21,150,574

Commitments and contingencies

Minority interest	10,785	248,011

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 51,427,807 and 50,895,623 shares issued as of September 30, 2008 and December 31, 2007, respectively	51,427	50,895
Additional paid-in capital	97,725,432	96,860,004
Accumulated deficit	(55,030,309)	(58,716,933)
Treasury stock, 23,505,755 and 21,424,236 shares as of September 30, 2008 and December 31, 2007, respectively	(32,483,337)	(22,657,222)

Total stockholders’ equity	10,263,213	15,536,744

Total liabilities and stockholders’ equity	$31,817,478	$36,935,329

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Revenue:
Ratings and advisory revenue	$10,023,373	$8,103,208	$28,444,560	$24,017,268
Other	6,684	3,564	18,789	3,416,665

Total revenue	10,030,057	8,106,772	28,463,349	27,433,933

Expenses:
Cost of ratings and advisory revenue	1,604,983	1,212,626	4,723,125	3,854,384

Gross margin	8,425,074	6,894,146	23,740,224	23,579,549

Operating expenses:
Sales and marketing	2,677,158	2,333,067	7,435,584	6,575,232
Product development	1,889,339	1,346,859	5,291,336	3,925,212
General and administrative	1,894,964	1,889,458	5,874,077	5,212,088

Income from operations	1,963,613	1,324,762	5,139,227	7,867,017

Other:
Loss on sale of assets and other	—	(25,268)	—	(25,268)
Interest income	94,428	333,151	422,829	1,042,616
Interest expense	(90)	(414)	(206)	(1,649)
Minority interest	53,069	97,644	237,226	229,647

Income before income taxes	2,111,020	1,729,875	5,799,076	9,112,363
Income tax expense	789,065	675,178	2,112,452	3,562,546

Net income	$1,321,955	$1,054,697	$3,686,624	$5,549,817

Net income per common share (basic)	$0.05	$0.04	$0.14	$0.19

Weighted average number of common shares used in computation (basic)	26,705,410	28,708,557	27,132,832	28,668,826

Net income per common share (diluted)	$0.04	$0.03	$0.12	$0.16

Weighted average number of common shares used in computation (diluted)	31,204,195	33,741,661	31,815,692	33,821,947

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$3,686,624	$5,549,817
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	879,499	772,687
Loss on disposal of assets	—	25,268
Non-cash equity compensation expense	327,518	742,304
Tax benefit from stock option exercise	(125,977)	(755,038)
Deferred income taxes	41,322	(148,384)
Minority interest	(237,226)	(229,647)
Change in operating assets and liabilities:
Accounts receivable	(1,552,316)	2,579,995
Prepaid expenses and other assets	(16,751)	(189,603)
Accounts payable	(145,770)	60,476
Accrued payroll, incentive compensation and related expenses	494,208	40,378
Accrued expenses	378,477	126,461
Income taxes payable	229,409	1,290,790
Deferred revenue	(436,340)	(260,889)
Deferred rent	(22,447)	(30,614)

Net cash provided by operating activities	3,500,230	9,574,001

INVESTING ACTIVITIES
Purchase of property and equipment	(1,149,578)	(735,999)
Proceeds from sale of property and equipment	—	10,000

Net cash used in investing activities	(1,149,578)	(725,999)

FINANCING ACTIVITIES
Payments under capital lease obligations	(1,706)	(1,036)
Excess tax benefits from stock-based payment arrangements	125,977	755,038
Exercise of common stock options	384,089	487,046
Purchase of treasury stock	(9,826,115)	(2,588,398)

Net cash used in financing activities	(9,317,755)	(1,347,350)

Net (decrease) increase in cash and cash equivalents	(6,967,103)	7,500,652
Cash and cash equivalents at beginning of period	23,369,368	16,024,373

Cash and cash equivalents at end of period	$16,402,265	$23,525,025

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Health Grades, Inc. and our controlled subsidiary, Healthcare Credit Solutions LLC (collectively, the “Company”, “we”, “us” or “our”). All significant intercompany accounts have been eliminated in consolidation.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 for financial assets and liabilities became effective for us January 1, 2008. On January 1, 2009, SFAS 157 will also apply to non-financial assets and non-financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position, cash flows or results of operations. FASB Staff Position SFAS 157-2, Effective Date FASB Statement No. 157 (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the application of FSP FAS 157-2 will have a material impact on our financial position, cash flows or results of operations.
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

In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. SFAS 162 will be effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the application of SFAS 162 will have a material impact on our financial position, cash flows or results of operations.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP measures. FSP FAS 142-3 is effective for us beginning January 1, 2009. Early adoption is prohibited. We do not expect the application of FSP FAS 142-3 will have a material impact on our financial position, cash flows or results of operations.
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
NOTE 2 — INTERNALLY DEVELOPED SOFTWARE
In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $582,000 and $106,000 of software development costs incurred during the nine months ended September 30, 2008 and 2007, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense related to internally developed software for the three and nine months ended September 30, 2008 was approximately $109,000 and $259,000, respectively, and approximately $67,000 and $193,000 for the three and nine months ended September 30, 2007, respectively.
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
As of September 30, 2008, the available amount of the standby letter of credit was $170,000. The amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.

NOTE 4 — LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the three and nine months ended September 30, 2008, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $188,000 and $488,000, respectively. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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

The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006. Final briefings on the remaining matters in the arbitration were concluded in April 2007. On May 14, 2007, the arbitrator entered an award in favor of Mr. Hicks in connection with his claims of defamation and outrageous conduct. For these claims, the arbitrator awarded Mr. Hicks compensatory damages from the collection agency parties totaling $950,000. The arbitrator also awarded Mr. Hicks punitive damages totaling $950,000 against Daniel C. Cadle, Buckeye Retirement Co., LLC, Ltd and The Cadle Company and $10,000 against William Shaulis, Buckeye Retirement Co., LLC, Ltd. and The Cadle Company. Additionally, the arbitrator awarded Mr. Hicks prejudgment interest in the approximate amount of $300,000. With respect to the collection agency parties’ claims against Mr. Hicks, the arbitrator ruled in favor of Mr. Hicks. The arbitrator ruled against Mr. Hicks with respect to his abuse of process claim. On July 23, 2008, the U.S. District Court confirmed the arbitrator’s May 14, 2007 order and subsequent final award in favor of Mr. Hicks, with the exception of the award of prejudgment interest. This award has not been paid to Mr. Hicks. We do not know what other actions the collection agency parties may take, when Mr. Hicks will be paid the awards, or when we may receive reimbursement for any or all of the indemnification expenses we have incurred and continue to incur in these matters.
See Note 10 for an update on certain matters involving the indemnification of our Chief Executive Officer.
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
See Note 10 for an update on certain matters involving Daniel C. Cadle.

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
The court conducted oral argument on the motion to dismiss the second amended complaint on January 10, 2008 at which time it denied our motion to dismiss the common law fraud and Section 10(b) claims, but deferred a decision on the Section 12 and negligent misrepresentation claims. On February 19, 2008, the court issued an opinion dismissing the Section 12 claim, but maintaining the negligent misrepresentation claim because dismissal at that time was premature. We will have an opportunity to renew our argument once the court has decided which state’s law applies.
We believe the claims against us are without merit and we intend to continue to vigorously defend this matter.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
NOTE 5 — COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the repurchase program, purchases may be made at management’s discretion from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2008, we repurchased 2,012,373 shares of our common stock recorded as treasury stock, at an average purchase price per share of $4.83, for an aggregate cost of $9,805,155, which includes commissions and fees of $80,863. From the inception of the repurchase program through September 30, 2008, we have repurchased 3,828,372 shares of our common stock recorded as treasury stock at an average purchase price per share of $4.84, for an aggregate cost of $18,670,717, which includes commissions and fees of $154,904.
See Note 10 for an update regarding repurchases of our common stock.

Equity Compensation Plan
A summary of stock option activity for the nine months ended September 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2007	5,873,272	$0.45
Granted	—	—
Exercised	(249,034)	1.54
Forfeited	(834)	4.62
Expired	(22,333)	6.75

Outstanding at September 30, 2008	5,601,071	$0.38	3.05	$13,963,404

Vested or expected to vest at September 30, 2008	5,599,021	$0.38	3.05	$13,963,404

Exercisable at September 30, 2008	5,572,650	$0.36	3.03	$13,963,404

A summary of the status of nonvested restricted stock activity for the nine months ended September 30, 2008 is as follows:

	Number of	Weighted Average
	Restricted	Grant-Date Fair
	Stock Awards	Value Per Share

Nonvested at December 31, 2007	1,331,966	$4.85
Granted	283,150	4.41
Vested	(88,981)	5.60
Forfeited	(64,465)	6.04

Nonvested at September 30, 2008	1,461,670	$4.67

Expected to vest at September 30, 2008	535,892	$5.04

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Cost of ratings and advisory revenue	$27,883	$22,903	$67,576	$75,710
Sales and marketing	106,323	119,107	79,779	337,509
Product development	26,317	36,422	70,231	123,825
General and administrative	86,388	90,801	109,932	205,260

Total stock-based compensation expense	$246,911	$269,233	$327,518	$742,304

NOTE 6 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for both basic and diluted earnings per share:
Net income	$1,321,955	$1,054,697	$3,686,624	$5,549,817

Denominator:
Denominator for basic net income per common share—weighted average shares	26,705,410	28,708,557	27,132,832	28,668,826
Effect of dilutive securities:
Stock options and restricted stock awards	4,498,785	5,033,104	4,682,860	5,153,121

Denominator for diluted net income per common share—adjusted weighted average shares	31,204,195	33,741,661	31,815,692	33,821,947

Net income per common share (basic)	$0.05	$0.04	$0.14	$0.19

Net income per common share (diluted)	$0.04	$0.03	$0.12	$0.16

For the three and nine months ended September 30, 2008, the number of our common shares issued and outstanding increased by 32,656 and 249,034 shares, respectively, due to the exercise of stock options. For the three and nine months ended September 30, 2008, we received approximately $20,000 and $0.4 million, respectively, in payment of the exercise price of the options. We also record restricted stock awards as common stock issued and outstanding upon grant of the awards. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote and receive any dividends or other distributions paid on such shares. For the three and nine months ended September 30, 2008, our common shares issued and outstanding increased by 250,700 and 283,150 shares, respectively, due to restricted stock awards. During the three and nine months ended September 30, 2007, the number of our common shares issued and outstanding increased by 231,664 and 629,428 shares, respectively, due to the exercise of stock options. For the three and nine months ended September 30, 2007, we received approximately $0.2 million and $0.5 million, respectively, in payment of the exercise price of the options. For the three and nine months ended September 30, 2007, the number of our common shares issued and outstanding increased by 270,400 and 301,800 shares, respectively, due to restricted stock awards.
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
Upon adoption, and as of September 30, 2008, we had no unrecognized tax benefits — that is, the tax effect of differences between tax return positions and the benefits recognized in our financial statements. We are subject to income taxes in the U.S. federal jurisdiction and various states. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

NOTE 8 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $1,841,785 and $2,433,998 for the nine months ended September 30, 2008 and 2007, respectively. Cash paid for interest expense amounted to $90 and $1,649 for the nine months ended September 30, 2008 and 2007, respectively.
Non-cash financing and investing are as follows for the nine months ended September 30:

	2008	2007
Property and equipment included in accrued expenses	$50,479	$—
Property and equipment acquired with capital lease	1,628	—
Non-competition agreements contributed	—	404,000
SAB 51 adjustment for investment in controlled subsidiary	—	171,846
The non-competition agreements contributed and SAB 51 adjustment relate to the formation of our controlled subsidiary in January 2007.
NOTE 9 — COMMITMENTS
On August 12, 2008, we entered into a two-year sublease agreement for additional office space in Golden, Colorado with a total expected minimum lease commitment of approximately $0.8 million over the lease term beginning October 1, 2008 and ending December 31, 2010. No renewal option is included in the agreement.
NOTE 10 — SUBSEQUENT EVENTS
Indemnification of our Chief Executive Officer
On October 7, 2008, the U.S. District Court entered judgment in favor of Mr. Hicks on both arbitration awards and certified the judgment as immediately appealable. On October 14, 2008, the Clerk of Courts entered judgment as follows: in favor Mr. Hicks and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., jointly and severally, in the amount of $415,587; against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and Daniel C. Cadle, jointly and severally, for compensatory and punitive damages in the amount of $1.7 million; and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and William E. Shaulis, jointly and severally, for compensatory and punitive damages in the amount of $210,000; with post judgment interest accruing at the legal rate of 1.59% per annum. On October 28, 2008, the collection agency parties failed to post a bond. On October 31, 2008, Mr. Hicks filed a motion with the U.S. District Court to register the judgment in the U.S. District Court for the Northern District of Ohio to facilitate domestication and collection of the judgment.
Treasury Stock
From October 1, 2008 and through November 7, 2008, we repurchased 264,469 shares of our common stock for an average purchase price per share of $2.38 for an aggregate cost of $639,496, which includes commissions and fees of $10,551. From June 22, 2006 through November 7, 2008, we repurchased 4,092,841 shares of our common stock at an average purchase price per share of $4.68 for an aggregate cost of $19,310,213, which includes commissions and fees of $165,455. We currently have 907,159 shares remaining of the 5,000,000 shares authorized under our stock repurchase program.
Acquisition
On October 13, 2008, we completed the acquisition of certain of the assets of Adviware Pty Ltd., an Australian corporation, including the websites www.WrongDiagnosis.com and www.CureResearch.com. The consideration paid for the assets consisted of an upfront payment of approximately $6.2 million and contingent consideration with an aggregate potential payment of up to approximately $2.4 million, comprised of contingent consideration of up to approximately $1.2 million in each of 2009 and 2010, based on achieving certain levels of page views and revenue for the www.WrongDiagnosis.com and www.CureResearch.com websites.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning stock repurchases, sufficiency of available funds, consistency of general and administrative expenses, exercises of stock options and impact of interest rates in our investment account are “forward looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and as referenced under “Risk Factors” in Part II Item 1A, and our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Form 10-K”), particularly under “Risk Factors” in Item 1A. Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention - We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 reflected our success in several Provider Services product areas. We continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”), Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs and improved our retention rate for existing clients.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. An obstacle to maintaining high retention rates for our SQP and SQI clients is that clients may have lost their high quality ratings on any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence™, we have found that in many cases the hospitals terminate their contracts with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give hospitals the ability to utilize any additional marketing messages they have for our individual service lines. However, if a hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of its agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
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
For the nine months ended September 30, 2008, we retained, or signed new, contracts representing approximately 79% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 72% for the nine months ended September 30, 2007. For contracts that expired at the end of their three-year term, our retention rate is lower especially with respect to our QAI clients than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract.

RESULTS OF OPERATIONS
Total Revenue. Total revenue for the three months ended September 30, 2008 was approximately $10.0 million compared to $8.1 million for the three months ended September 30, 2007. Total revenue for the nine months ended September 30, 2008 and 2007 was approximately $28.5 million and $27.4 million, respectively. Total revenue for the nine months ended September 30, 2007 included approximately $3.4 million of other revenue from an arbitration award paid to us by Hewitt Associates (“Hewitt”) in June 2007.
Ratings and Advisory Revenue Overview

	Three months ended	Three months ended	Nine months ended	Nine months ended
Product Area	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Provider Services	$7,371,214	$6,202,734	$21,440,269	$18,333,034

Internet Business Group	2,116,348	1,538,340	5,534,571	4,576,709

Strategic Health Solutions	535,811	362,134	1,469,720	1,107,525

Total	$10,023,373	$8,103,208	$28,444,560	$24,017,268

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
Ratings and advisory revenue. Ratings and advisory revenue for the three months ended September 30, 2008 increased 24% to approximately $10.0 million compared to $8.1 million for the three months ended September 30, 2007. For the nine months ended September 30, 2008, ratings and advisory revenue increased 18% to approximately $28.4 million compared to $24.0 million for the nine months ended September 30, 2007. The increase is a result of strong growth in our Provider Services and Internet Business Group products. For the three and nine months ended September 30, 2008, Provider Services revenue increased by approximately $1.2 million and $3.1 million, respectively, and Internet Business Group revenue increased approximately $0.6 million and $1.0 million, respectively.
Provider Services
For the three months ended September 30, 2008, Provider Services revenue was approximately $7.4 million, an increase of $1.2 million, or 19% over the three months ended September 30, 2007. For the nine months ended September 30, 2008, Provider Services revenue was approximately $21.4 million, an increase of $3.1 million, or 17% over the nine months ended September 30, 2007. These increases principally reflect sales of our marketing products to new hospital clients, increased sales to existing clients and improved client retention. For the three and nine months ended September 30, 2008, our marketing program sales increased approximately $0.8 million and $2.4 million, or 14% and 16%, over the three and nine months ended September 30, 2007, respectively, while our quality improvement product sales increased approximately $0.4 million and $0.6 million for the three and nine months ended September 30, 2007, or 49% and 24%, respectively.
Internet Business Group
For the three months ended September 30, 2008, Internet Business Group revenue was approximately $2.1 million, an increase of $0.6 million, or 38% over the three months ended September 30, 2007. For the nine months ended September 30, 2008, Internet Business Group revenue was approximately $5.5 million, an increase of $1.0 million, or 21% over the nine months ended September 30, 2007. This increase is due principally to an increase in revenue from our physician sponsorship program, resulting from our agreement with Fresenius Medical Care North America signed in June 2008. Revenue from advertising increased over the prior year, but was offset by a decrease in revenue from quality reports to consumers.

Strategic Health Solutions
For the three months ended September 30, 2008, Strategic Health Solutions revenue was approximately $0.5 million, an increase of $0.2 million, or 48% over the three months ended September 30, 2007. For the nine months ended September 30, 2008, Strategic Health Solutions revenue was approximately $1.5 million, an increase of $0.4 million, or 33% over the nine months ended September 30, 2007. These increases are attributed to increases in sales of our quality information through our Health Management Suite product. The sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others often is very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.
Other revenue. Other revenue for the three and nine months ended September 30, 2008 was insignificant. Other revenue for the nine months ended September 30, 2007 represented approximately $3.4 million from an arbitration award paid to us by Hewitt in June 2007.
Cost of ratings and advisory revenue. For the three and nine months ended September 30, 2008, cost of ratings and advisory revenue was $1.6 million and $4.7 million, or approximately 16% and 17% of ratings and advisory revenue, compared to $1.2 million and $3.9 million or approximately 15% and 16%, of ratings and advisory revenue for the three and nine months ended September 30, 2007, respectively. This increase was due to additional personnel costs and data content and licensing expenses in the three and nine moths ended September 30, 2008.
Sales and marketing costs. Sales and marketing costs for the three and nine months ended September 30, 2008 were approximately $2.7 million and $7.4 million, or 27% and 26%, respectively, of ratings and advisory revenue. Sales and marketing costs were approximately $2.3 million and $6.6 million, or 29% and 27%, respectively, of ratings and advisory revenue for the three and nine months ended September 30, 2007. The increase in sales and marketing for the three and nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to the hiring of additional personnel to support our internet sponsorship and advertising initiative, as well as higher commissions paid to our sales group with respect to new contracts than we paid upon retention of contracts. Revenue is deferred and we recognize revenue on a straight-line basis, while commission is expensed upon contract execution. Therefore, commission expenses can rise very quickly in periods of increased new contract sales.
Product development costs. Product development costs increased to approximately $1.9 million and $5.3 million for the three and nine months ended September 30, 2008, respectively, from approximately $1.3 million and $3.9 million for the three and nine months ended September 30, 2007, respectively. The increase was due to additional personnel hired to support product development efforts, including both the improvement of existing products as well as the development of new product offerings such as the Drug Ratings Tool, a prescription drug rating and comparison tool for patients which we launched in May 2008. In addition, we continue to invest in the improvement and expansion of physician data. The physician data we maintain relates to more than 750,000 physicians.
General and administrative expenses. For the three and nine months ended September 30, 2008, general and administrative expenses were approximately $1.9 million and $5.9 million, respectively, compared to approximately $1.9 million and $5.2 million for the three and nine months ended September 30, 2007, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was due principally to the recovery in the second quarter of 2007 of approximately $0.9 million in legal fees awarded to us in the Hewitt arbitration.
Operating income. Operating income for the three and nine months ended September 30, 2008 was approximately $2.0 million and $5.1 million, respectively, compared to approximately $1.3 million and $7.9 million for the three and nine months ended September 30, 2007, respectively. The decrease for the nine months ended September 30, 2008 was due to the $3.4 million Hewitt award, which is included in other revenue for the nine months ended September 30, 2007, and the recovery of $0.9 million of legal fees from the Hewitt arbitration which was included as a reduction in general and administrative expenses for the nine months ended September 30, 2007.
Interest income. Interest income decreased by approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2008, respectively, from approximately $0.3 million and $1.0 million for the three and nine months ended September 30, 2007, respectively. Included in interest income for the nine months ended September 30, 2007 was approximately $0.2 million in interest from the Hewitt arbitration award. Stock repurchases of approximately 2.0 million shares for an aggregate purchase price of approximately $9.8 million during the nine months ended September 30, 2008 decreased our cash balance. The decrease in interest rates on invested cash also contributed to the decrease in interest income. We do not expect that a decrease in interest rates in the investment accounts would have a material impact on our financial position.
Minority interest. Minority interest, representing HealthCo LLC’s 58% share of the operating loss of Healthcare Credit Solutions, LLC, was approximately $53,000 and $237,000 for the three and nine months ended September 30, 2008, respectively, compared to approximately $98,000 and $230,000 for the three and nine months ended September 30, 2007, respectively. HealthCo LLC owns 49.9% of the equity interest of Healthcare Credit Solutions, LLC.

Income taxes. Income taxes increased approximately $0.1 million to approximately $0.8 million from $0.7 million the three months ended September 30, 2008 and 2007, respectively. This increase is primarily due to higher income before taxes for the three months ended September 30, 2008. For the nine months ended September 30, 2008, income taxes decreased approximately $1.5 million to $2.1 million from $3.6 million for the nine months ended September 30, 2007, respectively. This decrease is due to increased operating income principally resulting from the $4.5 million Hewitt arbitration award received during the nine months ended September 30, 2007. For the three and nine months ended September 30, 2008, our effective income tax rate was approximately 37% and 36%, respectively, compared to 39% for three and nine months ended September 30, 2007. The effective tax rate decreased primarily because our non-deductible compensation expense related to incentive stock options declined relative to total taxable income in the 2008 period compared to the 2007 period.
Net income. Net income for the three and nine months ended September 30, 2008 was approximately $1.3 million or $0.04 per diluted share and $3.7 million or $0.12 per diluted share, respectively, compared to approximately $1.1 million or $0.03 per diluted share and $5.5 million or $0.16 per diluted share, for the three and nine months ended September 30, 2007, respectively. Included in net income for the nine months ended September 30, 2007 was the $4.5 million Hewitt arbitration award, which added $0.08 per diluted share, net of tax.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2008, we had working capital of approximately $4.2 million, a decrease of $6.0 million from working capital of approximately $10.2 million as of December 31, 2007. The decrease in working capital is mainly attributed to the decrease in our cash balance resulting from stock repurchases during the nine months ended September 30, 2008 of approximately 2.0 million shares for an aggregate purchase price of approximately $9.8 million. Included in current liabilities as of September 30, 2008 is approximately $17.3 million in deferred revenue, principally representing contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
For the nine months ended September 30, 2008, cash provided by operations was approximately $3.5 million compared to cash provided by operations of approximately $9.6 million for the nine months ended September 30, 2007, a decrease of approximately $6.1 million, primarily as a result of the $4.5 million payment from Hewitt in June 2007 and the timing of accounts receivable billings to and collections from customers. Net cash flow used in investing activities was approximately $1.1 million in the nine months ended September 30, 2008, compared to approximately $0.7 million of cash used in the nine months ended September 30, 2007, an increase of approximately $0.4 million. During the nine months ended September 30, 2008 and 2007, we incurred approximately $1.1 million and $0.7 million in capital expenditures, respectively. The majority of these expenditures were principally for the purchase and development of computer hardware and software. Net cash flow used in financing activities was approximately $9.3 million for the nine months ended September 30, 2008 compared to approximately $1.3 million used in financing activities for the nine months ended September 30, 2007. Included in cash flow used in financing activities for the nine months ended September 30, 2008 and 2007 is approximately $9.8 million and $2.6 million, respectively, in purchases of treasury stock related to our stock repurchase program.
During the nine months ended September 30, 2008, the number of our common shares issued and outstanding increased by 249,034 shares due to the exercise of stock options. We received approximately $384,000 in cash from the exercise of these stock options. As of September 30, 2008, we have outstanding options to purchase approximately 5.6 million shares of our common stock, at a weighted average exercise price of $0.38 per share. As of November 1, 2008, the closing price of our common stock on the NASDAQ stock market was $2.12. Therefore, we anticipate that additional options will be exercised. We also record restricted stock awards as common stock issued and outstanding upon grant of the award. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote and receive any dividends or other distributions paid on such shares. For the nine months ended September 30, 2008, our common shares issued and outstanding increased by 283,150 shares due to restricted stock awards.
On October 13, 2008, we completed the acquisition of certain of the assets of Adviware Pty Ltd., an Australian corporation, including the websites www.WrongDiagnosis.com and www.CureResearch.com. The consideration paid for the assets consisted of an upfront payment of approximately $6.2 million and contingent consideration with an aggregate potential payment of up to approximately $2.4 million, comprised of contingent consideration of up to approximately $1.2 million in each of 2009 and 2010, based on achieving certain levels of page views and revenue for the www.WrongDiagnosis.com and www.CureResearch.com websites.
On August 12, 2008, we entered into a two-year sublease agreement for additional office space in Golden, Colorado with a total expected minimum lease commitment of approximately $0.8 million over the lease term beginning October 1, 2008 and ending December 31, 2010. No renewal option is included in the agreement.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of September 30, 2008, our total investment in these accounts was to approximately $16.0 million. This amount is included in the cash and cash equivalents on our balance sheet. For the three and nine months ended September 30, 2008, interest earned on these accounts was approximately $95,000 and $423,000, respectively.
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
There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. A downturn in general economic conditions may adversely affect our results of operations. Our business operations are subject to changes in national and local economic conditions. Recessions or downturns in the general economies in which we operate may lead to spending cutbacks by hospitals, advertisers and consumers. This could have an adverse affect on our results of operations and financial condition by leading to, among other things, lower revenue, lower margins, lower than anticipated growth of our operations and fewer contract renewals. Please also refer to the Form 10-K for the year ended December 31, 2007 for information concerning risks and uncertainties that could negatively impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008 our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the program, purchases may be made from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing.
The following chart provides information regarding common stock purchases by us for the three months ended September 30, 2008.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share (2)	Programs	Programs

July 1, 2008 through July 31, 2008	226,354	$3.95	223,222	1,529,908

August 1, 2008 through August 31, 2008	158,164	$3.52	158,095	1,371,813

September 1, 2008 through September 30, 2008	200,507	$3.16	200,185	1,171,628

Total	585,025	$3.56	581,502	1,171,628

(1)	Includes shares surrendered by employees to cover payroll taxes associated with the vesting of restricted stock awards.

(2)	Average price paid per share excludes commissions and service charges.
ITEM 6. EXHIBITS

Exhibits –

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2001).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: November 10, 2008	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.2	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).