Form 10-K
period 2008-12-31
HEALTH GRADES INC
filed 2009-03-16
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _______  TO  _______
Commission file number 0-22019
HEALTH GRADES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or other jurisdiction	62-1623449
of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Golden Ridge Road, Suite 100
GOLDEN, CO	80401
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 716-0041
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2008, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $68,760,233. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq Global Select Market on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all executive officers, directors and beneficial owners of more than five percent of the Common Stock of the Company.
On March 1, 2009, 28,806,930 shares of the registrant’s Common Stock, $.001 par value, were outstanding.

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

PART I
Item 1. Business
BUSINESS
Overview
Health Grades, Inc. (“HealthGrades”, the “Company”, “us”, “we” or “our”) provides proprietary, objective ratings of hospitals, nursing homes and home health agencies. We also provide detailed information on physicians, including name, address, phone number, years in practice, information on whether they are board certified, whether they are free of state and federal sanctions and many other items. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, which enables our clients to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies, consumers, advertisers, and media and web portals.
See our Financial Statements in Item 8 for our revenue, profits and losses and total assets for the last three years.
On our website at www.healthgrades.com, we currently provide ratings or profile information relating to the following healthcare providers:
•	Over 5,900 hospitals;
•	Over 750,000 physicians in more than 125 specialties; and
•	Over 15,000 nursing homes.
We offer services to hospitals in two major capacities; 1) professional services that help hospitals build a quality perception with their internal staff, consumers, and physicians and/or 2) professional services that help hospitals improve their clinical process and quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide professional services within a hospital’s marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular) and at a medical issue level (e.g., within the cardiac service line-coronary bypass surgery, heart attack, heart failure). We also offer physician-led quality improvement engagements and other quality improvement analysis and services for any hospitals that are seeking to understand how to improve on their clinical processes and how to sustain the improvements over time.
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
We also provide the Connecting Point™ program (formerly, Internet Patient Acquisition™) under which a physician, hospital, hospital system or single specialty provider can sponsor applicable physician profiles. Services to our clients and the sponsored physicians include assistance in creating and enhancing their professional and marketing information displayed in certain categories of the HealthGrades proprietary search site accessible at www.healthgrades.com. For a fee, our clients receive sponsored physician enhanced listings and profiles, client banner advertisements and sponsored links on sponsored physician profiles and client profiles, and client banner advertisements on search results pages. Physician Quality Reports™ for physicians who are participating in our Connecting Point program are made available to consumers without charge. The Connecting Point program is designed to give physicians and their sponsoring entity an opportunity to engage in a cost-effective complement to other traditional marketing mediums such as telephone directories, newspapers, radio and billboards. In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting, which tracks, among other things, the number of consumers who view the physician’s premium profile.
We also provide the Focal Point™ program, which allows marketers to reach targeted patient populations through exclusive sponsorship packages. This gives marketers brand access to chosen patients. Additionally, our advanced reporting can measure the effectiveness of the program down to the individual doctor-level, which provides a clear measure of message effectiveness.

Additionally, we provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Health Management Suite of products, which include the following modules: Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™, Home Health Quality Guide™, Treatment Cost Calculator, Medication Cost Calculator, Health Risk Assessment, Personal Health Record and Medical Library. This information can be customized so that, for example, an employee can have online access to quality data relating to healthcare providers within the provider network who are available under the employee’s particular health plan.
During 2007, we implemented an internet advertising platform in order to generate additional revenues from traffic at our website, www.healthgrades.com. We earn revenues from sales of advertisements on our websites through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our website) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners).
In October 2008, we acquired the websites www.WrongDiagnosis.com and www.CureResearch.com in connection with our acquisition of certain operating assets of Adviware Pty Ltd. (“Adviware”), which increases our on-line presence by adding these websites to our healthcare properties. Also, in late 2008, we leveraged our total property traffic with relationships outside of traditional “run-of-site” advertising, such as Google AdSense, and into other sources of advertising. These include direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with in-text advertising and contracting with advertising networks.
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
Hospital Specialty and Programmatic Ratings — We currently provide risk-adjusted hospital quality ratings for 28 medical issues. In addition, users can compare hospitals utilizing our programmatic ratings for maternity care. We have termed these “programmatic ratings” because our maternity care ratings are based in part upon the presence or absence in a hospital’s maternity care program, of specified attributes, described below, and not solely on mortality or complication rates at a discrete medical issue level as is the case with our other ratings.
For each particular medical issue chosen by the user, other than those relating to maternity care, women’s health, bariatric surgery and appendectomy we provide a rating system of five stars, three stars or one star (five stars is the highest rating) for virtually every hospital in the United States. We base all of our ratings, except ratings on maternity care and women’s health, bariatric surgery, and appendectomy, on the three most currently available years of MedPAR (Medicare Provider Analysis and Review) data that we license from the Centers for Medicare and Medicaid Services, known as CMS. The MedPAR and state databases contain the inpatient records of Medicare patients and all patients in those 17 states, respectively. We apply transparent but proprietary algorithms to the data to account for variations in risk in order to make the data comparable from hospital to hospital. In the initial analysis of the data, a separate data set is created for each group of patients who have a specific procedure or diagnosis (e.g., coronary bypass surgery, total hip replacement), based on ICD-9-CM (International Classification of Diseases, Clinical Modification) coding. The ICD-9-CM is the widely adopted system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States. The ICD-9-CM is also used to code and classify mortality data from death certificates. Each group of patients is defined by using the information on diagnoses and procedures coded in the patient records. The quality measure for some procedures or diagnoses is mortality, while the quality measure for others is major complications.
Generally, approximately 70% to 80% of hospitals studied are classified as three stars. The three star rating is applied when there is no statistical difference between a hospital’s predicted and actual performance. Approximately 10% to 15% of hospitals are rated five stars, which means that their performance is statistically better than expected. Approximately 10% to 15% of hospitals are rated one star, meaning that their performance was statistically worse than expected.

For our maternity care ratings, women’s health, bariatric surgery and appendectomy, which also are subject to the five star rating system, we use state all-payer files from 17 individual states derived from the inpatient records of persons who utilize hospitals in those states. The 17 states represented on the site are: Arizona, California, Florida, Iowa, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, Oregon, Pennsylvania, Texas, Utah, Virginia, Washington, and Wisconsin. This data represents all discharges for these 17 states from 2004-2006. For maternity care, we analyzed several factors, such as volume of vaginal and cesarean delivery complications, for each hospital within these 17 states. We then developed a system that assigned a weight to each factor based on its importance to the quality of maternity care. Based upon the application of this system, the top 15% of hospitals in these 17 states receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.
For the women’s health ratings, the ratings are based upon outcomes in maternity care services and cardiac/stroke mortality outcomes for women. The top 15% of hospitals in these 17 states receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.
Bariatric surgery and appendectomy ratings are based on the presence of major complications. These ratings are created using the same methodology as the MedPAR ratings but are based on the state data available in these 17 states.
Institutional and Service Line Hospital Awards - We recognize exceptional quality outcomes at an institutional level (e.g. hospital clinical excellence and patient safety) as well as at a service line level. Hospitals that achieve distinction from us for their exceptional quality outcomes receive our Distinguished Hospital Award for Clinical Excellence™ (DHA-CE). This is an annual distinction that we typically announce at the beginning of each calendar year. In February 2009, 270 hospitals nationwide received the DHA-CE designation, which identifies hospitals with clinical outcomes in the top 5% in the country.
For the 2009 award year, hospitals were segregated into two groups: teaching and non-teaching. Teaching hospitals are designated by HealthGrades as a teaching hospital if they indicated they were a teaching hospital in their Medicare Cost Report, or if their Indirect Medical Education (IME) payment was at least one percent of their overall reimbursement, as indicated in the most recent year of MedPAR data (2007). If a hospital indicated they were a teaching hospital but did not receive IME payment, they were contacted to confirm teaching status. To be considered for the DHA-CE, a hospital had to have received star ratings in at least 19 of the 26 HealthGrades procedures and diagnoses ratings using MedPAR data. After creating a list of hospitals that met the above criteria, we took the following steps to determine the DHA-CE recipients.
1.	Calculated the average overall star rating for each hospital by averaging all their MedPAR-based ratings.

2.	Calculated the average z-score (standard score) for each hospital by averaging all their MedPAR-based z-scores.

3.	Ranked hospitals in descending order by their average star rating within the two groups: teaching and non-teaching.

4.	Broke ranking ties by average z-score.

5.	Selected the top 20 percent of hospitals from each group.

6.	Excluded hospitals whose average star rating was less than 3.42.

7.	Designated the hospitals that remained on the list as 2009 DHA-CE recipients.
Hospitals that achieve distinction from us for their exceptional patient safety performance receive our annual Distinguished Hospital Award for Patient Safety™ (DHA-PS). This distinction is based on 13 of the Agency for Healthcare Research and Quality’s (AHRQ) Patient Safety Indicators (PSI’s) (including, among others, post-operative hip fracture, post-operative hemorrhage or hematoma and post-operative sepsis) and recognizes exceptional experience regarding the number and type of patient safety incidents within a hospital. We utilize the PSI software developed by AHRQ to determine the patient safety rates for each individual PSI. We then created an overall patient safety score for every hospital utilizing the PSI software developed by AHRQ. For our 2008 award year, we segregated hospitals between teaching and non-teaching. In order to achieve distinction, hospitals were required to have an average overall HealthGrades star rating of at least 2.5 and have a HealthGrades star rating in a minimum number of 17 of the 26 medical issues we rate using MedPAR data. The top 15%, or 249 hospitals, that met these criteria, ranked in descending order by their average overall patient safety score, from each of the groups (teaching and non-teaching) were awarded the DHA-PS designation.
In 2008, recipients of the DHA-PS represented less than 5% of the total hospitals evaluated. Nationwide, 115 teaching hospitals and 134 non-teaching hospitals received the DHA-PS designation in 2008.
Hospitals that rank in the top 15% nationally in patient experience receive our Outstanding Patient Experience Award™ (OPEA). The ratings are based on patient satisfaction survey results that hospital patients provided as part of a new federal initiative to increase public reporting of hospital performance. For the 2009 award year, we analyzed patient satisfaction data for 2,592 hospitals in the country using Hospital Consumer Assessment of Healthcare Providers and Systems (HCAHPS) hospital survey data obtained from the CMS. The HCAHPS data covers patients discharged between January 2007 and December 2007. To be considered for the OPEA, a hospital had to have:
•	More than 100 survey responses;
•	At least 50 acute care beds; and
•	A minimum HealthGrades average star rating of 2.5.

Each year we issue Specialty Excellence Awards™ to hospitals performing in the top ten percent in the nation in clinical excellence in each of the following 16 specialty care areas: bariatric surgery, cardiac care, cardiac surgery, critical care, coronary intervention, gastrointestinal, gastrointestinal surgery, general surgery, joint replacement, orthopedic, pulmonary, spine surgery, stroke, vascular, maternity care and women’s health.
Physician Quality Reports- We provide quality information on over 750,000 physicians. This information includes, to the extent available through our data sources, primary and secondary specialty areas, medical school attended, years since medical school, residency, memberships, fellowships, address, telephone number, board certification, malpractice data, hospital affiliation and federal or state medical board sanction information. This data are compiled from a variety of public and private data sources. As not all physician information is identified by a specific physician identifier (e.g., Unique Physician Identification Number, or UPIN), we have developed an extensive matching process designed to properly match the various data elements that we compile from numerous data sources to the appropriate physician. Currently, our Physician Quality Report is available to consumers for $12.95 per physician report. A second report is free within the same order and any additional reports after the second report may be purchased for $9.95 if purchased in the same order. Consumers who purchase a Physician Quality Report receive a report for the selected physician and, for comparative purposes, five additional randomly selected reports of physicians practicing in the same specialty and geographic area. Beginning in December 2007, we launched a tabbed physician profile with much of the data offered to consumers for free. We utilize online media to attract a significant percentage of the visitors to our website. Currently, the majority of the traffic to our website is derived through major search engines and is displayed as part of the “free” search results. However, we also pay for certain keywords that enable our website to be displayed in certain banner or “paid” search results.
WatchDog Subscription - Along with our Physician Quality Reports, we offer a 14-day free trial in our WatchDog notification services. This subscription provides email notifications to patients to allow them to track any changes to their physicians’ profiles including all data included in the Physician Quality Reports and patient surveys. Currently, our WatchDog notification service is available for $9.95 per subscriber per month with no limit to the number of physicians the subscriber is tracking.
Connecting Point — This program is designed to increase the efficiency and profitability of participating sponsoring entities and physicians through marketing and patient education. Under this program, we design a premium profile for the physician that incorporates our source-verified information (e.g., board certification, years in practice) as well as information provided directly from the physician (e.g., practice philosophy, office hours). This premium profile is then made available, without charge, to all consumers searching our website. The Connecting Point program is designed to give applicable sponsoring entities and their physicians an opportunity to engage in a cost-effective complement to other traditional marketing mediums such as telephone directories, newspapers, radio and billboards. In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting which tracks, among other things, the number of consumers who view the physician’s premium profile.
Nursing Home Ratings - We provide ratings of the performance of nursing homes across the United States that are Medicare or Medicaid certified and active in these programs. We typically update these ratings on a monthly basis. In preparing the ratings, we analyze licensing survey data from CMS’s Online Survey Certification and Reporting (OSCAR) database and complaint data from CMS’s Skilled Nursing Facility (SNF) Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. Nursing homes whose most recent survey date was more than 20 months prior to the date the data was received by us are not included in the analysis. Stand-alone Medicare and/or Medicaid nursing homes are analyzed apart from Medicare, hospital-based nursing homes. We do not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey are not included in our analysis. The ratings are assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies, and there may be variations between the states’ survey processes and results. The highest rated 30% of nursing homes receive five stars, the middle 40% of nursing homes receive three stars, and the bottom 30% receive one star.

Information and Related Services for Hospitals, Employers, Consumers, Benefits Consulting Firms, Payers, Professionals, and Pharmaceutical and Medical Device Solutions
The information provided on our www.healthgrades.com website, and the database from which this information is derived, form the basis of our marketing efforts. While some information is provided free of charge on our website, we seek to generate revenues from hospitals, as well as employers, consumers and others as described below:
Services for Hospitals - We offer programs that provide business development tools and marketing assistance for hospitals seeking to distinguish themselves with respect to their clinical quality. We also provide consulting services and analytical products for hospitals seeking to understand and improve their quality. Our programs, described in more detail below, primarily cover the following clinical service lines:
•	Cardiac;
•	Orthopedics;
•	Vascular;
•	Pulmonary;
•	Neurosciences;
•	Gastrointestinal;
•	Critical care;
•	General surgery;
•	Bariatric surgery;
•	Prostate surgery;
•	Maternity care; and
•	Women’s health.
Strategic Quality Initiative (SQI). We offer our SQI program to highly rated providers only after our ratings are completed. We do not adjust our ratings based on whether a provider is willing to license with us.
The SQI program provides business development and marketing tools to hospitals that are highly rated by us. Under our SQI program, we license the commercial use of the our corporate mark, applicable data and multiple marketing messages that may be used by hospitals to demonstrate third party validation of excellence, and our online marketing services, including, among other things:
•	Our name, logo, stars and current ratings data including performance score;
•	National designation (e.g., Top 5% in the Nation, Top 10% in the Nation) as applicable;
•	Specialty Excellence Award for a licensed service line as applicable;
•	State rank (e.g., Best in State, Best in Region) as applicable (not available for maternity care or women’s health);
•	Marketing messages developed and approved by HealthGrades;
•	Quality Ratings Analysis (QRA) to help hospitals understand the data methodology underlying their ratings and what they can do to continue to improve their quality;
•	Ratings comparisons developed and approved by us;
•	Detailed analysis of client outcomes to understand individual star ratings; and
•	Competitive comparisons to use in service line market positioning.
The license may be in a single service line (e.g., cardiac) or multiple service lines (for example, cardiac, neurosciences and orthopedics). In addition, the SQI program provides ongoing access to our marketing service and resources, including our in-house healthcare consultants, tailored to the hospital’s specific needs.
Strategic Quality Partnership (SQP). The SQP program recognizes clinical excellence in hospitals across our range of service lines. Hospitals that contract with us for the SQP program receive all of the SQI features described above with respect to all of the service areas we rate. In addition, hospitals can reference the additional DHA-CE designation. Hospital clients are provided with additional marketing and planning assistance with respect to the Distinguished Hospital Award designation as well as a trophy for display at the hospital. This program also includes a quality analysis module to help hospitals understand their ratings and how they can continue to improve their quality.
America’s 50 Best Hospitals. Hospitals that have demonstrated superior and sustained clinical quality, and have consistently received our DHA-CE designation the most consecutive times from 2008 and previous years, are included in America’s 50 Best Hospitals Report, which is issued annually in February. Hospitals that are one of the America’s 50 Best Hospitals and that contract with us receive the following under the SQP-Premium agreements:
•	All of the SQP features described above;
•	Either the America’s 50 Best Hospitals trophy or the standard DHA-CE trophy;
•	Customized video featuring a HealthGrades executive congratulating the hospital on the America’s 50 Best Hospitals Award;
•	One additional on-site visit by a HealthGrades senior consultant or vice president for Chief Executive Officer media training; and
•	Services for the client’s Chief Executive Officer to help the client learn how to best discuss quality with the media.

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
Outstanding Patient Experience Award (OPEA). The OPEA recognizes hospitals for their patient satisfaction based on their patients’ experiences in their hospital. Under our OPEA program, we provide business development and consulting services, which include, among other services, the development of an image advertising strategy and hospital marketing consultation.
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
Nursing Homes - Compare nursing homes side-by-side with inspection data for over 15,000 facilities nationwide and state licensing survey information that outlines a facility’s overall quality.

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
Medication Cost Calculator - A searchable database of more than 600 prescription medications and over-the-counter drugs in 70 categories. Individuals can compare drug descriptions and pricing for medications, identify lower cost alternatives, research drug and food interactions and shop online to take advantage of negotiated discounts and coupons.
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
Medical Library - This tool offers resources to help consumers make better health decisions — from chronic disease management to health and wellness. The Medical Library, powered by Healthwise®, is written in plain language and includes the breadth and depth of content to consumers as they work independently or with their physicians to take an active role in their care. Consumers can find information on approximately 8,000 topics, such as health conditions, diseases, health and wellness, medical tests, self-help and support groups, all from a trusted source of current, evidence-based, and unbiased health information.
Healthcare Quality Reports for Professionals - We offer comprehensive quality information to organizations that need current and historical quality information on nursing homes and hospitals. Our primary customers are medical professional liability insurers and underwriters. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.
Nursing Home Quality Report for Professionals™ - We currently offer the following three categories of reports on nursing homes: Nursing Home Quality Report; Executive Summary Report and Risk Assessment Report. Our Nursing Home Quality Report contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, state complaint and licensing surveys. Our Executive Summary Report summarizes this information. Our Risk Assessment Report is a textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.
Hospital Quality Report for Professionals™ - Our Hospital Reports contain detailed information on ownership, services provided and clinical performance outcomes. Some of the features of our reports include:
•	Risk and severity-adjusted performance measures for cardiac, neurosciences, stroke, vascular, orthopedics and pulmonary service lines, as well as the underlying medical issue for each service line;
•	Programmatic ratings for women’s health and obstetrics;
•	Comparative statistics and state/national benchmarks;
•	Infections, complication and mortality rates; and
•	“Cases At Risk” analysis, which projects how many cases are likely to have adverse outcomes based upon our proprietary mortality or complication rate analysis.
Healthcare Quality Reports for Consumers - We offer comprehensive quality reports to consumers that provide current and historical quality information on hospitals and nursing homes. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.

Hospital Quality Report™ for Consumers - Our Hospital Quality Reports for Consumers include:
•	Ratings for all procedures and diagnoses rated by HealthGrades for the hospital;
•	Survey data prepared in connection with the Leapfrog Group;
•	Our methodology and helpful hints for choosing a hospital; and
•	Cost data.
Nursing Home Quality Report™ for Consumers - Our Nursing Home Quality Reports for Consumers include:
•	Our rating for the particular nursing home;
•	Health survey history with descriptions and severity of the deficiencies for the last four licensing surveys;
•	Instances of repeated deficiencies;
•	How the nursing home compares to others in the state; and
•	Our methodology and helpful hints for choosing a nursing home.
Physician Quality Report™ for Consumers - Our Physician Quality Reports for Consumers include (where available):
•	Addresses and phone numbers;
•	Specialties;
•	Board certification information;
•	Education information, including medical school, year graduated and residency, fellowships and internships;
•	Physician memberships and associations;
•	Malpractice data;
•	State and federal sanction information (if any) within the last 5 years;
•	Name and address of area hospitals and affiliated hospitals;
•	Group practice;
•	Gender;
•	Languages spoken;
•	National comparative statistics in board certification, years in practice and sanction activity regarding physicians in the same specialty field; and
•	Information on how to choose a physician with a checklist and guide.
In December 2007, we launched a tabbed physician profile that allows consumers to access much of our physician information free of charge. Currently, our physician profiles include the following tabs:
•	Physician profile (free) — includes physician’s name, address, specialties and health plans accepted among other items;
•	Patient ratings (free) — experience surveys completed by our users;
•	Hospital affiliations (free) — hospital name and our ratings by clinical services area for hospitals at which physician is affiliated;
•	Health tools (free) — checklist to assist consumers in selecting a physician;
•
Background check (fee-based) — a premium physician quality report which includes information on board certification, malpractice history, federal and state sanctions from all 50 states, among other items; and,

•	Procedure costs (fee-based) — detailed cost information for a variety of medical procedures.
Content Licensing. We offer to web property owners and operators a license to specific portions of our healthcare-related content and resources which provide users access to HealthGrades’ proprietary or licensed rating and other information regarding hospitals and physicians.
Pharmaceutical and Medical Device Solutions — In addition to reaching patients at the point of a medical decision, we believe the demographics for HealthGrades’ patients are highly relevant for pharmaceutical and medical device brands that want to grow market share.
Focal Point- The Focal Point program allows marketers to reach targeted patient populations through exclusive sponsorship packages, which gives brand access to chosen patients. Additionally, our advanced reporting can measure the effectiveness of the program down to the individual doctor-level, which provides a clear measure of message effectiveness.

Internet Advertising — During the second half of 2007, we began to place advertisements on our website and signed our first limited advertising campaign with a pharmaceutical company.
We are currently displaying advertisements on the majority of our physician profile pages utilizing Google AdSense and DoubleClick’s advertising network along with other advertising networks and agencies. DoubleClick is our ad serving engine.
In October 2008, we acquired certain operating assets of Adviware, which increases our on-line presence by adding the websites www.WrongDiagnosis.com and www.CureResearch.com to our healthcare properties. Also, in late 2008, we leveraged our total property traffic with relationships outside of traditional “run-of-site” advertising, such as Google AdSense, and into other sources of advertising. These include direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with in-text advertising and contracting with advertising networks.
Healthcare Credit Solutions — We became a majority owner of Healthcare Credit Solutions, LLC (HCS) in January 2007. HCS is expected to launch loyalty solutions through co-branded credit card programs (LifeRewards™) to help hospitals, health plans and physician groups build brand recognition and market share while giving patients a flexible and affordable way to pay for medical care. LifeRewards is a credit card program that gives consumers a powerful tool for managing the rising cost of health care. The program allows health care consumers to earn points on everyday purchases with a Visa or MasterCard that features a health care organization’s brand. Purchases will help consumers build LifeRewards points, which will be redeemable for medical care, prescription or over-the-counter drug purchases, or elective procedures such as vision care or cosmetic surgery. We expect points also may be converted into cash deposits for a Health Savings Account.
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
We face competition with respect to our service offerings to employers, benefits consulting firms, payers, consumers and others from companies that provide online information and decision support tools regarding healthcare providers and physicians. Several companies currently offer online healthcare information and support tools such as WebMD and Ingenix. WebMD has a well-established web platform which is widely known as the most trafficked healthcare website on the internet today for general healthcare content. However, we believe that the more than twelve million unique consumers who visit our websites (www.healthgrades.com, www.WrongDiagnosis.com and www.CureResearch.com) each month are active consumers who are searching for very targeted information such as selection of a healthcare provider. We believe that the ability to provide accurate and comprehensive healthcare information in a manner that is cost-effective to the client is the principal factor that affects competition in this area.
We compete with internet advertising companies and face competition from companies that offer traditional media advertising opportunities. We also compete with websites that provide their own or user-generated content and seek to provide advertising to their users such as WebMD and UCompareHealthcare. We also face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. Competition for users includes online services and websites that provide health-related information, including both commercial sites and not-for-profit sites. We also compete for advertisers and sponsors with both healthcare-related and non-healthcare related content and services.
Company History
We are a Delaware corporation incorporated in December 1995 under the name Specialty Care Network, Inc. Upon commencement of operations in 1996, we principally managed physician practices engaged in musculoskeletal care, which is the treatment of conditions relating to bones, joints, muscles and connective tissues. During 1998, we began to focus on the provision of healthcare information through the establishment of our healthcare provider quality ratings and profile information, which we first introduced on our website. Since that time, we have expanded the scope of our healthcare information services to encompass the additional services described above.
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
For further information, see “Risk Factors — Our proprietary rights may not be fully protected.”
Employees
As of December 31, 2008, we had 184 employees, most of whom were located at our corporate offices in Golden, Colorado. Of these employees, 75 were engaged in sales and marketing, client consulting or client administrative support, 73 in product development (including information technology/web development) and 36 in general and administrative (including finance, accounting and IT infrastructure). We are not subject to any collective bargaining agreements.
Available Information
Our internet address is www.healthgrades.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the Investors section (under “Contact Us”) of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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
To provide our healthcare information, we must have comprehensive, reliable data. We obtain this data from a number of public and private sources. Currently, the information we utilize to compile our hospital ratings is acquired from CMS and 17 individual states. For the year ended December 31, 2008, revenues derived from SQP, SQI, and QAI products accounted for approximately 74% of our total ratings and advisory revenue. These products are based exclusively on our hospital ratings. Moreover, some of our Health Management Suite modules are based on information acquired from CMS. Our business could suffer if CMS or our other data sources began charging for use or access to this data, or cease to make such information available, and suitable alternative sources were not identified on a timely basis. Moreover, our ability to attract and retain customers depends on the reliability of the information that we use and license. If our information is inaccurate or otherwise erroneous, our reputation and customer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we denied, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that stops providing information or that charges substantially more for such data, could hurt our business.
Failure to effectively manage the growth of our operations and infrastructure could disrupt our operations and prevent us from maintaining or increasing profitability.
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
If we fail to adequately protect our intellectual property rights, our business could be harmed by making it easier for our competitors to duplicate our services. While we have certain trademarks and copyrights that have been registered with the U.S. Patent and Trademark Office and the U.S. Copyright Office, respectively, such trademarks and copyrights may not offer adequate protection. In addition, we require some of our employees to enter into confidentiality and invention assignment agreements and, in more limited cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services or branding by others or may be subject to challenge by others. Furthermore, our ability to protect some of our proprietary rights is uncertain since legal standards relating to the validity, enforceability and scope of intellectual property rights in Internet-related industries are uncertain and are still evolving. In addition, although we have obtained copyright registrations for some of our databases, such registrations and existing laws may not allow us to adequately protect the underlying data contained in such databases. Accordingly, third parties may contend they are free to use portions of the data contained in such databases. Also, our current rights and existing laws do not preclude competitors from independently developing businesses with functionality or features substantially equivalent or superior to our business. Any infringement, misappropriation or third-party development could have a material adverse effect on us.

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
In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to claims that we infringe upon the proprietary rights of others. The possibility of inadvertently infringing upon the proprietary rights of others is increased for businesses such as ours because there is significant uncertainty regarding the applicability to the internet of existing laws regarding matters such as copyrights and other intellectual property rights. A claim of intellectual property infringement may cause us to incur significant expenses in defending against the claim. If we are not successful in defending against an infringement claim, we could be liable for substantial damages or may be prevented from offering some aspects of our services. We may be required to make royalty payments, which could be substantial, to a party claiming that we have infringed their rights. These events could damage our business. Any significant litigation could cause us to incur substantial expense to protect our rights.
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
We may be subjected to claims for defamation, negligence, copyright or trademark or patent infringement, personal injury or other legal theories relating to the information we publish on our websites or otherwise provide to customers. These types of claims have been brought, sometimes successfully, against online services as well as print publications in the past. We have received threats from some providers that they will assert defamation and other claims in connection with the information posted on our www.healthgrades.com website.
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
To expand our audience of online users, increase our online traffic and increase interest in our other healthcare information services, we must strengthen recognition of our brand names. To be successful in this effort, consumers must perceive us as a trusted source of healthcare information; hospitals and other providers must perceive us as an effective marketing and sales channel for their services and products; and employees, payers, insurers, and others must perceive us as a source of valuable information that can be used to enhance the quality and cost-effectiveness of healthcare. We may be required to increase substantially our marketing budget in our efforts to strengthen brand name recognition. Our business will suffer if our efforts are not productive.
If we were to lose the services of Kerry Hicks or other members of our executive management team, we may not be able to execute our business strategy.
Our future success depends in a large part upon the continued service of key members of our executive management team. In particular, our CEO, Kerry Hicks, is critical to the overall management of HealthGrades as well as the development of our technology, our culture and our strategic direction. All of our executive officers, with the exception of Kerry Hicks, our CEO, and Dave Hicks, one of our EVP’s, and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.
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
The success of our www.healthgrades.com website and activities related to the website will depend on the capacity, reliability and security of our network infrastructure. We rely on telecommunications providers to provide the external telecommunications infrastructure necessary for internet communications. We also depend on providers of online content and services for some of the content and applications that we make available through www.healthgrades.com. Any significant interruptions in our services or increases in response time could result in the loss of potential or existing users or customers. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for losses that may occur or to provide for costs associated with business interruptions.
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
Our websites may be required to accommodate a high volume of traffic and deliver frequently updated information. Our websites users may experience slower response times or system failures due to increased traffic on our website or for a variety of other reasons. We could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. Any significant interruption of our operations could damage our business.

Failure by third party vendors of technology.
Our business depends on continued and unimpeded access to the internet by us and our users. Internet access providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers. Our business also depends on the ability of our users to access the internet, and certain of our data offerings require significant bandwidth to work effectively. Currently, this access is provided by a company with significant market power in the broadband and internet access marketplace. While interference with access to our website seems unlikely, such carrier interference could result in a loss of existing users and advertisers and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenue and growth.
We may lose business if we are unable to keep up with rapid technological or other changes.
The markets in which we compete are characterized by rapidly changing technology, evolving technological standards in the industry, frequent new service and product announcements and changing consumer demand. If we are unable to keep up with changing technology and other factors related to our market, we may be unable to attract and retain users or customers, which would reduce our revenues. Our future success will depend on our ability to adapt to these changes, and to continuously improve the content, features and reliability of our services in response to competitive service and product offerings and the evolving demands of the marketplace. In addition, the widespread adoption of new internet networking, telecommunications or development technologies, or other technological changes could require us to incur substantial expenditures to modify or adapt our website or infrastructure, which might negatively affect our ability to remain profitable.
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
We began to offer advertising on our website at www.healthgrades.com in the latter half of 2007. Our ability to realize revenue from this initiative is subject to substantial uncertainty including, but not limited, to the following:
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

•
Our websites face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide health-related information, including both commercial sites and not-for-profit sites. We also compete for advertisers and sponsors with both healthcare-related and non-healthcare related content and services.

•
There are numerous items outside of our control that may limit our ability to accurately forecast or generate revenues from this area including, but not limited to: advertisers’ budgets and buying patterns, the time between the initial contact with an advertising network, agency or potential advertiser/sponsor and the execution of a contract, which may be lengthy, and seasonal factors relating to the prevalence of specific health conditions that may affect the timing of promotional campaigns for specific products, among other items.

•	Failure to effectively compete for online advertising may have a material adverse effect on our revenues and results of operations.
•	If unable to provide quality graphics to attract users and advertisers to our websites, our advertising revenues may be adversely affected.
•	Technologies have been developed that can block the display of our ads.
•
We are exposed to the risk of fraudulent clicks and other invalid clicks on our ads from a variety of potential sources. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content. Click fraud occurs when a user intentionally clicks on an ad displayed on a website for a reason other than to view the underlying content. If we are unable to stop these invalid clicks, we will be required to provide refunds to our advertisers, which would negatively affect our profitability and our reputation.

Failure to effectively compete for online advertising may have a material adverse effect on our revenues and results of operations.

Our online business has a limited operating history.
Our online business has a limited operating history and participates in relatively new and rapidly changing markets. Many companies with business plans based on providing healthcare information and related services through the internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure our business will continue to be profitable.
Our business will suffer if we are not able to compete successfully.
The market for healthcare information is rapidly evolving and competitive. We expect competition to increase significantly, and our business will be adversely affected if we are unable to compete successfully. We currently compete, or potentially compete, with many providers of healthcare information services and products, both online and through traditional means. We compete, directly and indirectly, for users and customers principally with:
•	data providers that provide detailed utilization and outcomes information to hospitals;
•	healthcare consulting companies;
•	companies or organizations that provide or maintain online healthcare information;
•	vendors of healthcare information, products and services distributed through other means, including direct sales, mail and fax messaging;
•	companies and organizations that provide or maintain general purpose consumer online services that provide access to healthcare content and services;
•	companies and organizations that provide or maintain public sector and non-profit websites that provide healthcare information and services without advertising or commercial sponsorships;
•	companies and organizations that provide or maintain web search and retrieval services and other high-traffic websites; and
•	publishers and distributors of traditional media, some of which have established or may establish websites.
Some of these competitors are larger, have greater financial, marketing, technical and product development resources and have more experience in providing healthcare information than us. These competitors may also be better known than us. We cannot assume that we will be able to compete successfully among these competitors.
The recent global economic downturn may impact our business, operating results or financial condition.
The recent global economic downturn has caused disruptions and volatility in the global financial markets and increased rates of default and bankruptcy, and has impacted the levels of consumer spending. The macroeconomic developments could negatively affect our business, operating results or financial conditions. For example, current or potential customers, such as hospitals, may delay or decrease spending with us or may not pay us or may delay payments for previously purchased products or services. If consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our websites and fewer purchases of our consumer reports. Reduction in healthcare spending, as in elective surgeries, may adversely affect our business. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
New acquisitions such as Adviware could be costly and may place significant strain on our management systems and resources which could negatively impact our operations.
We have recently acquired certain operating assets of Adviware, and may acquire other companies or businesses in the future. Acquisitions of companies entail numerous risks, including:
•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
•	loss of key employees of acquired operations;

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;
•	the potential disruption of our ongoing business;
•	unanticipated expense related to acquisitions; including significant transaction costs which under accounting rules, are required to be expensed rather than capitalized;
•	the impairment of relationships with employees and customers of either an acquired company or our own business;
•	the potential for acquisitions to result in dilutive issuances of our equity securities; and
•	the potential unknown liabilities associated with acquired business.
As a result of such acquisitions, we may have significant assets that include goodwill and other purchased intangibles. The testing of this goodwill and intangibles for impairment under established accounting guidelines requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets. In addition, losses incurred by a company in which we have an investment may have a direct impact on our financial statements or could result in our having to write-down the value of such investment. Any such problems in integration could harm our growth strategy and distract our management, and could place a significant strain on our management systems and resources.
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
•
increase the costs of regulatory compliance and, if found by a court of competent jurisdiction to have engaged in improper practices, subject us or our customers to criminal or civil monetary fines or other penalties

A federal law commonly known as the Anti-Kickback Statute prohibits kickbacks, rebates and bribes in return for referrals of federal health care program services. This law provides an extremely broad base for finding violations. Any remuneration, direct or indirect, offered, paid, solicited or received in return for referrals of patients or business for which payment may be made in whole or in part under Medicare or Medicaid could be considered a violation of the law. The statute also prohibits payments made to anyone to induce them to “recommend purchasing, leasing or ordering any good, facility, service or item for which payment may be made in whole or in part” by Medicare. Similar laws exist in some states.
We believe that our operations comply with applicable legal regulatory requirements of the Anti-Kickback Statute. Nevertheless, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. Absent specific guidance from the OIG, our regulatory compliance cannot be prospectively confirmed. It also is possible that additional or more restrictive laws, regulations or guidelines could be adopted in the future.
A federal law known as the “Stark Law” prohibts a physician from referring a Medicare patient for certain designated health services (“DHS”) to an entity with which the physician or an immediate family member has a financial relationship, unless the referral is protected by one or more exceptions provided in the law. DHS includes a wide range of ancillary health care services in a number of broad categories, including all inpatient and outpatient hospital services. Violations of the Stark Law may result in a number of penalties, including Medicare nonpayment of claims for DHS provided as a result of a prohibited referral, an obligation to refund amounts paid as a result of a prohibited referral and civil monetary penalties for knowing violations.
While the Stark Law does not apply to our business, our hospital and physician customers must comply with the Stark Law. We do not believe that our business subjects our customers to risk under the Stark Law, though interpretations of the Stark Law are constantly evolving and changes in the law itself or the regulatory guidance could impair our business.
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

The internet is subject to many legal uncertainties and potential government laws and regulations that may decrease usage of our websites, increase our cost of doing business or otherwise have a damaging effect on our business.
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
Any new law or regulation pertaining to the internet, or the application or interpretation of existing laws, could decrease usage for our websites, increase our cost of doing business or otherwise cause our business to suffer.
We may be subject to claims brought against us as a result of content we provide.
Consumers access health-related information through our online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers, employees, health plan members or others may sue us for various causes of action.
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
Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other payers. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:
•	state privacy and confidentiality laws;
•	state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;
•	Medicaid and Medicare laws;
•	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and related rules proposed by the Health Care Financing Administration; and
•	CMS standards for electronic transmission of health data.
Congress may consider future legislation that would establish more strict standards for protection and use of health information. While we are not gathering patient health information at this time and we are not a covered entity under HIPAA, other third-party websites that consumers access through our websites and employees, payers and other customers may not maintain systems to safeguard any health information they may be collecting. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of information. For example, we contract out the hosting of our websites to a third-party. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.

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
We will need to incur significant expense to protect and remedy against security breaches when we identify a significant business risk. Currently, we do not store sensitive information, such as patient information or credit card information, on any public-facing server. If we launch services that require us to gather sensitive information, our security expenditures will increase significantly.
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
All of these provisions could make it more difficult for a third-party to acquire, or could discourage a third-party from attempting to acquire, control of us, and thereby could prevent our stockholders from receiving a premium for their shares. In addition, the foregoing provisions could impair the ability of existing stockholders to remove and replace our management and/or our Board of Directors.
We have no intention to pay dividends on our common stock.
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings to finance the expansion of our business.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
We have leased approximately 60,400 square feet of office space which includes our corporate headquarters, and ancillary space, in Golden, Colorado, with expirations on May 31, 2011 and December 31, 2010, respectively. We believe that these facilities are suitable to accommodate our operations at their current level.
Item 3. Legal Proceedings
Indemnification of our Chief Executive Officer and Derivative Complaint
For year ended December 31, 2008, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $700,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
The executive officers personally borrowed money from our principal lending bank in order to fund the December 1999 loans to us. In early 2001, the bank claimed that Mr. Hicks was obligated to pay amounts owed to the bank by a former executive officer who was unable to fully repay his loan; Mr. Hicks denied this obligation. In October 2002, the bank sold the note to an affiliate of a collection agency (the collection agency and the affiliate are collectively referred to as the “collection agency”). Although the bank informed the collection agency in July 2003 of the bank’s conclusion that Mr. Hicks was not obligated under the former executive’s promissory note issued to the bank, the collection agency commenced litigation in September 2003 in Tennessee district federal court Tennessee to collect the remaining balance of approximately $350,000 on the note and named Mr. Hicks as a defendant. On motion by Mr. Hicks, the court action was stayed, and Mr. Hicks commenced an arbitration proceeding against the collection agency in October 2003, seeking an order that he had no liability under the note and asserting claims for damages. The bank was added as a party in March 2004.
The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency, and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation in Colorado state court against the other parties, as well as two individuals affiliated with the collection agency (together with the collection agency, the “collection agency parties”), based on similar claims. That case was removed to federal court by the defendants. Mr. Hicks later filed an amended complaint against the collection agency parties in federal district court for abuse of process, defamation and intentional infliction of emotional distress. The federal district court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding, but in January 2005, the arbitrator stayed Mr. Hicks’ federal court claims and the collection agency’s claims against Mr. Hicks for abuse of process and tortious interference until the other pending claims were considered. An arbitration hearing was held in February 2005 on the other claims submitted by the parties.
In April 2005, the arbitrator ruled that the collection agency was liable to Mr. Hicks in the amount of $400,000 for emotional distress and other maladies as well as attorneys’ fees in the amount of $15,587 with interest as a result of the collection agency’s abuse of process in initiating the action in Tennessee district federal court. The arbitrator determined that the bank had no liability.
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

The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006. Final briefings on the remaining matters in the arbitration were concluded in April 2007. In May 2007, the arbitrator entered an award in favor of Mr. Hicks in connection with his claims of defamation and outrageous conduct. For these claims, the arbitrator awarded Mr. Hicks compensatory damages from the collection agency parties totaling $950,000. The arbitrator also awarded Mr. Hicks punitive damages totaling $950,000 against Daniel C. Cadle, Buckeye Retirement Co., LLC, Ltd and The Cadle Company and $10,000 against William Shaulis, Buckeye Retirement Co., LLC, Ltd. and The Cadle Company. Additionally, the arbitrator awarded Mr. Hicks prejudgment interest in the approximate amount of $300,000. With respect to the collection agency parties’ claims against Mr. Hicks, the arbitrator ruled in favor of Mr. Hicks. The arbitrator ruled against Mr. Hicks with respect to his abuse of process claim. In July 2008, the U.S. District Court confirmed the arbitrator’s May 2007 order and subsequent final award in favor of Mr. Hicks, with the exception of the award of prejudgment interest. This award has not been paid to Mr. Hicks. We do not know what other actions the collection agency parties may take, when Mr. Hicks will be paid the awards, or when we may receive reimbursement for any or all of the indemnification expenses we have incurred and continue to incur in these matters.
On July 10, 2007, a U.S. District Court Judge entered an order precluding Daniel C. Cadle, one of the collection agency parties, from engaging in 13 acts that the arbitrator found to be outrageous. On July 20, 2007, a County Court Judge in Jefferson County, Colorado, entered a Permanent Civil Protection Order against Daniel C. Cadle. The Protection Order requires that Mr. Cadle stay at least 250 yards from Mr. Hicks, his residences and our headquarters. On July 26, 2007, Mr. Cadle appealed the Civil Protection Order entered by the County Court Judge in Jefferson County, Colorado, to the State District Court. On January 15, 2008, the State District Court affirmed the Civil Protection Order entered by the County Court. On December 2, 2008, the Colorado Supreme Court denied Mr. Cadle’s request for further review. Thus, the Permanent Civil Protection Order remains in effect.
In July 2007, Mr. Hicks filed a motion for leave to file a second amended complaint and to refer claims to arbitration in which he alleged that certain of the collection agency parties, after the October 2006 arbitration hearing, continued to engage in conduct substantially similar to that upon which the arbitrator entered his compensatory and punitive damages order in May 2007. The collection agency parties opposed the relief sought by Mr. Hicks. On October 17, 2007, the court granted Mr. Hicks’ motion for leave to file a second amended complaint. A supplemental complaint asserting claims for defamation and outrageous conduct against certain of the collection agency parties was filed on October 29, 2007, in accordance with the court’s order. Those claims have been referred to arbitration.
The claims Mr. Hicks asserts in the arbitration are for defamation and outrageous conduct against the collection agency parties. Mr. Hicks has filed motions to attempt to narrow the issues to be heard based upon the findings made by the arbitrator in his May 2007 ruling. The collection agency parties have raised claims against Mr. Hicks for abuse of process, “frivolous and spurious lawsuit” and “attorneys’ fees.” Mr. Hicks filed a motion to dismiss the counterclaims. All counterclaims have been dismissed voluntarily or by order of the Arbitrator, except the Buckeye Respondents’ counterclaim for abuse of process. The arbitrator has set the matter for hearing commencing on August 10, 2009.
On October 7, 2008, the U.S. District Court entered judgment in favor of Mr. Hicks on both arbitration awards and certified the judgment as immediately appealable. The District Court reversed the Arbitrator’s Award of prejudgment interest. On October 14, 2008, the Clerk of Courts entered judgment as follows: in favor Mr. Hicks and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., jointly and severally, in the amount of $415,587; against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and Daniel C. Cadle, jointly and severally, for compensatory and punitive damages in the amount of $1.7 million; and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and William E. Shaulis, jointly and severally, for compensatory and punitive damages in the amount of $210,000; with post judgment interest accruing at the legal rate of 1.59%. The collection agency parties have appealed the judgment to the 10th Circuit Court of Appeals and Mr. Hicks has appealed the denial of his award of prejudgment interest. Briefing before the 10th Circuit is to be completed in May 2009.
On February 11, 2009, the U.S. District Court in Colorado permitted registration of the judgment in the Northern District of Ohio, where there are assets of the defendants. Mr. Hicks retained counsel in Ohio to collect on the judgment. On February 27, 2009, the collection agency parties posted a cash supersedeas bond in an amount exceeding $2.3 million with the U.S. District Court in Colorado. Should Mr. Hicks prevail in the appeal, he may collect the amounts due him from the bond.
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
By a letter to our Board of Directors dated February 13, 2006, Daniel C. Cadle, made allegations directed at us, Mr. Hicks, the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. Mr. Cadle threatened suit if he was not paid $10.3 million. We believe these allegations are absurd and completely without merit. To our knowledge, neither Mr. Cadle nor any of the other collection agency parties has sought to assert any such “claims” against us in the arbitration. We will vigorously contest any such litigation that may be brought against us by the collection agency parties.

In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. In December 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleged, among other items, that the defendants wasted and continued to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle sought a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurred in this matter. Mr. Cadle also sought injunctive relief to prevent us from continuing to indemnify Mr. Hicks. In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007, and the plaintiff appealed the dismissal of the complaint to the 10th Circuit Court of Appeals. In April 2008, the 10th Circuit Court of Appeals affirmed the dismissal of the shareholder derivative complaint. In June 2008, the U.S. District Court denied our motion for attorneys’ fees in this case.
Gotham/Primarius Complaint
In March 2007, Gotham Holdings, LP, Primarius Partners LP, Primarius Offshore Partners LTD., Primarius Focus LP and Primarius China Fund LP (collectively, the “Plaintiffs”) commenced an action in the United States District Court, Southern District of New York against us, MDB Capital Group (“MDB”) and Essex Woodlands Health Ventures (“Essex”). The case relates to sales made by Essex in December 2005 and February 2006 of approximately 9.1 million shares of our common stock to a number of investors, including the Plaintiffs. These sales occurred under a registration statement that we initially filed with the Securities and Exchange Commission in May 2005. Essex engaged a broker, MDB, in connection with the sales. We did not receive any proceeds from these sales.
The Plaintiffs allege claims under Section 10(b) of the Exchange Act and Rule 10b-5, Section 12 of the Securities Act, fraud with respect to alleged material misrepresentations and/or omissions of material fact and negligent misrepresentation in connection with the Plaintiffs’ purchase of our common stock. As they relate to us, the claims arise out of our SEC filings and presentations made by company management at the request of Essex, to Plaintiffs (or parties allegedly related to the Plaintiffs) in December 2005 and February 2006. Specifically, the claims relate to alleged misrepresentations by company management regarding the likelihood that an agreement we had with Hewitt Agreement would move to full implementation.
In July 2007, we filed a motion to dismiss the Gotham/Primarius complaint. The Plaintiffs responded by filing a first amended complaint in August 2007. In the first amended complaint, the Plaintiffs asserted the same four claims against us that they had made in the original complaint, and three new entities were added as plaintiffs (Willow Creek Capital Partners, LP, Willow Creek Capital Partners II, LP, and Willow Creek Offshore, Ltd.). We filed a motion to dismiss the first amended complaint in September 2007. In October 2007, the court granted our motion to dismiss the first amended complaint, with leave given to the Plaintiffs to file a second amended complaint.
In October 2007, the Plaintiffs filed a second amended complaint against us, which contained allegations that were substantially similar to those pled in the first amended complaint. We filed a motion to dismiss the second amended complaint in December 2007.
The court conducted oral argument on the motion to dismiss the second amended complaint in January 2008, at which time it denied our motion to dismiss the common law fraud and Section 10(b) claims, but deferred a decision on the Section 12 and negligent misrepresentation claims. In February 2008, the court issued an opinion dismissing the Section 12 claim, but maintaining the negligent misrepresentation claim because dismissal at that time was premature. We will have an opportunity to renew our argument once the court has decided which state’s law applies.
In December 2008, Plaintiffs moved to file a third amended complaint. Following argument on the motion, the court granted the Plaintiffs leave to file an amended complaint. Plaintiffs filed the third amended complaint on February 17, 2009. The third amended complaint adds Kerry Hicks, our Chief Executive Officer, as a defendant and asserts claims against him for violation of Section 20(a) of the Exchange Act and for fraud. Aside from the addition of Mr. Hicks as defendant, the substantive allegations of the third amended complaint are the same as the second amended complaint.

We believe the claims against HealthGrades and Mr. Hicks are without merit and we intend to continue to vigorously defend this matter.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Executive Officers of the Registrant
The following table sets forth certain information concerning the executive officers of the Company as of December 31, 2008. The executive officers are elected by our Board of Directors to serve for one year or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Kerry R. Hicks	49	Chairman, President and Chief Executive Officer
David G. Hicks	50	Executive Vice President
Sarah Loughran	44	Executive Vice President
Allen Dodge	41	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Steve Wood	65	Executive Vice President
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
SARAH LOUGHRAN has served us in several capacities since 1998, including as our Executive Vice President since July 2004 and Senior Vice President — Provider Services from December 2001 to July 2004. Effective March 9, 2009 Ms. Loughran has resigned as Executive Vice President, and will continue employment with us as Vice President — Product Development.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “HGRD”. The following table sets forth for the indicated periods the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market (since May 9, 2007) and the Nasdaq Capital Market (through May 8, 2007).

	HIGH	LOW
Year Ended December 31, 2007
First Quarter	$6.42	$4.40
Second Quarter	6.97	5.30
Third Quarter	6.72	4.45
Fourth Quarter	6.84	4.35
Year Ended December 31, 2008
First Quarter	$6.13	$5.00
Second Quarter	5.80	4.29
Third Quarter	4.54	2.81
Fourth Quarter	3.10	1.16
Holders of Record
As of February 23, 2009, there were approximately 164 shareholders of record of our common stock, and the closing price of our common stock was $2.31 per share as reported by the Nasdaq Global Select Market. Because many of our shares of common stock are held by brokers and other institutional investors on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
This graph assumes an investment of $100 in our common stock, the Nasdaq Stock Market (US) and the Nasdaq Computer & Data Processing Index on December 31, 2003, and covers the period from December 31, 2003 through December 31, 2008 and dividend reinvestment has been assumed. We have never paid dividends on our common stock and have no present plans to do so. Such returns are based on historical results and are not intended to suggest future performance.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/03		12/31/04		12/30/05		12/29/06		12/31/07		12/31/08
Health Grades, Inc.	$100.00		$483.33		$1,053.33		$748.33		$991.67		$343.33
	$(0.60	)*	$(2.90	)*	$(6.32	)*	$(4.49	)*	$(5.95	)*	$(2.06	)*
Nasdaq Stock Market (US)	$100.00		$108.84		$111.16		$122.11		$132.42		$63.80
Nasdaq Computer & Data Processing Index	$100.00		$110.23		$113.97		$127.96		$156.36		$90.00

*	Health Grades, Inc. closing share price as of respective year-end date

Purchases of Equity Securities by the Issuer
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the repurchase program, purchases may be made at management’s discretion from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the year ended December 31, 2008, we repurchased 2,426,203 shares of our common stock recorded as treasury stock, at an average purchase price per share of $4.37, for an aggregate cost of $10,706,899, which includes commissions and fees of $95,895. From the inception of the repurchase program through December 31, 2008, we have repurchased 4,242,202 shares of our common stock recorded as treasury stock at an average purchase price per share of $4.61, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936.
The following chart provides information regarding common stock purchases by us for the three months ended December 31, 2008.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share(2)	Programs	Programs
October 1, 2008 through October 31, 2008	257,499	$2.40	254,169	917,459
November 1, 2008 through November 30, 2008	104,010	1.90	103,940	813,519
December 1, 2008 through December 31, 2008	56,182	1.47	55,721	757,798

Total	417,691	$2.15	413,830	757,798

(1)	Includes shares purchased from employees to cover payroll taxes associated with vesting of restricted stock awards.

(2)	Average price paid per share excludes commissions and service charges.

Item 6. Selected Financial Data
Statement of Operations Data

	Year Ended December 31,
	2008	2007		2006	2005		2004
Ratings and advisory revenue	$39,663,384	$32,741,610		$27,764,021	$20,794,173		$14,536,304

Income from operations	6,685,521	9,198,853	(1)	4,817,122	3,942,424		1,760,600

Net income	$4,690,769	$6,748,171	(2)	$3,181,510	$4,139,853	(4)	$1,782,143

Net income per common share (basic)	$0.17	$0.24	(3)	$0.11	$0.15		$0.07

Weighted average number of common shares used in computation (basic)	26,963,824	28,621,171		28,432,185	27,039,057		25,058,173

Net income per common share (diluted)	$0.15	$0.20	(3)	$0.09	$0.12		$0.05

Weighted average number of common shares and common share equivalents used in computation (diluted)	31,431,811	33,703,558		33,628,330	34,833,521		33,031,087

(1)	Income from operations for the year ended December 31, 2007 includes approximately $4.3 million of the arbitration award from Hewitt.

(2)	Net income for the year ended December 31, 2007 includes the arbitration award from Hewitt in the amount of approximately $2.8 million, net of tax.

(3)	Net income per common share basic and diluted for the year ended December 31, 2007 includes approximately $0.10 and $0.08 attributed to the Hewitt award, respectively.

(4)
Net income for the year ended December 31, 2005 includes a $1.5 million reversal of the valuation allowance for deferred tax assets previously reflected in our financial statements. The valuation allowance resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets.

Balance Sheet Data

	DECEMBER 31, 2008		DECEMBER 31, 2007	DECEMBER 31, 2006	DECEMBER 31, 2005	DECEMBER 31, 2004
Working capital (deficit)	$(2,059,954	)(1)	$10,222,065	$7,027,821	$5,024,057	$96,190
Total assets	35,085,170		36,935,329	31,019,585	23,844,473	12,931,127
Total long-term debt	984		2,387	3,863	5,254	—

(1)	Deficit results from use of cash in stock repurchase activity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention - We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. For the year ended December 31, 2008, our increased rating and advisory revenues as compared to the same period of 2007 reflected our success in several product areas. We continued adding new hospital customers to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”) and Clinical Excellence Research & Consulting Group (“QA” and “QAI”) programs. In addition, during the year ended December 31, 2008, we continued to generate revenue from our first contract with a hospital system (Tenet HealthSystem) for our Connecting Point program (formerly, Internet Patient Acquisition), which we signed in April 2006.
For the year ended December 31, 2008, we continued to increase our efforts to deploy an advertising/sponsorship platform including recommendations on design of the website to optimize ad placement and identification of an ad server partner, among other things. In October 2008, we completed our acquisition of certain operating assets of Adviware, which increases our on-line presence by adding the websites www.WrongDiagnosis.com and www.CureResearch.com to our healthcare properties.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. We typically receive a non-refundable payment for the first year of the contract term, which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date of contract execution. Because we typically receive payment in advance for each year of the term of these agreements, if we cannot continue to attract new hospital clients and retain a significant portion of our current clients, our cash flow from operations could be adversely affected. In an effort to increase retention rates, we have begun to execute three-year contracts with no right of cancellation until the second anniversary. Currently these two-year fixed agreements do not represent a significant number of our contracts with hospitals. An obstacle to maintaining high retention rates for our SQP and SQI clients is that clients may have lost their high ratings on or before any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our DHA-CE, we have found that in many cases, the hospitals terminate their contract with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our DHA-CE. In addition, the contracts give hospitals the ability to utilize any additional marketing messages they have for our individual service lines with us. However, if the hospital does not achieve the DHA-CE in each year of its agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
For the year ended December 31, 2008, we retained, or signed new agreements with, hospitals representing approximately 80% of the annual contract value of hospitals whose contracts had first or second year anniversary dates compared to approximately 70% for the year ended December 31, 2007. In general, our rate of re-signing expired contracts is lower, especially with respect to our quality improvement clients, than our retention rate with respect to contracts that have a cancellation option on the first or second anniversary dates. Some of our quality improvement clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years has caused some hospitals to decline renewal as well. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly since the beginning of the contract.
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
RESULTS OF OPERATIONS
Ratings and Advisory Revenue Overview

	Year ended	Year ended	Year ended
Product Area	December 31, 2008	December 31, 2007	December 31, 2006
Provider Services	$29,261,442	$25,130,997	$20,068,557
Internet Business Group	8,392,948	6,132,250	5,099,838
Strategic Health Solutions	2,008,994	1,478,363	2,595,626

Total	$39,663,384	$32,741,610	$27,764,021

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007
Ratings and advisory revenue. Total ratings and advisory revenue for the year ended December 31, 2008 increased 21% to approximately $39.7 million from $32.7 million for the year ended December 31, 2007 as a result of strong growth from Provider Services and Internet Business Group. Sales of our suite of marketing and quality assessment and improvement products to hospitals were the principal reason for this increase. For the years ended December 31, 2008 and 2007, approximately 62% and 66%, respectively, of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from our marketing services to hospitals increased by approximately $3.1 million to $24.6 million for the year ended December 31, 2008. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals. For 2008, sales of additional services to existing hospitals accounted for nearly 34% of total new contracted sales. Approximately 21% and 19% of our ratings and advisory revenue was derived from sales of our quality reports to consumers, Connecting Point program and website advertising and sponsorship revenue for the years ended December 31, 2008 and 2007, respectively. Approximately 11% and 10% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the years ended December 31, 2008 and 2007, respectively. Finally, sales of our quality information to employers, benefits consulting firms, and health plans accounted for approximately 5% of our ratings and advisory revenue for 2008 and 2007.
Provider Services. For the year ended December 31, 2008, Provider Services revenue, which principally includes sales of hospital marketing products and quality improvement products, was approximately $29.3 million, an increase of $4.1 million, or 16% over the year ended December 31, 2007. This increase principally reflects sales of our marketing products to new hospital clients and increased sales to existing clients. For 2008, nearly 34% of all our new sales in our Provider Services area were to existing clients. For the years ended December 31, 2008 and 2007, we retained, or signed new contracts representing approximately 80% and 70%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.
Internet Business Group. For the year ended December 31, 2008, Internet Business Group revenue, which includes the sale of our quality reports to consumers, revenue from our Connecting Point program (formerly, Internet Patient Acquisition) and website advertising and sponsorship revenue, was approximately $8.4 million, an increase of $2.3 million, or 37% over the year ended December 31, 2007. This increase in revenue was principally due to our Connecting Point agreement with Fresenius Medical Care North America signed in June 2008. The Company’s internet and sponsorship revenue increased in part due to the acquisition of certain operating assets of Adviware in October 2008. Also contributing to the increase in internet and sponsorship revenue was a full year of advertising revenue on www.healthgrades.com, as compared to revenues only in the second half of 2007. These increases were partially offset by a slight decrease in sales of quality reports to consumers.
Strategic Health Solutions. For the year ended December 31, 2008, Strategic Health Solutions revenue, which includes sales of our quality information to employers, benefit consultants, health plans and others and sales of our data, was approximately $2.0 million, an increase of $0.5 million, or 36% over the year ended December 31, 2007.
Cost of ratings and advisory revenue. For the years ended December 31, 2008 and 2007, cost of ratings and advisory revenue was approximately $6.8 million and $5.3 million, respectively, or approximately 17% and 16% of ratings and advisory revenue. The increase in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue was due in part to an increase in the number of employees providing support services to our Provider Services products.
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
Sales and marketing costs. Sales and marketing costs for the year ended December 31, 2008 increased to approximately $10.8 million from $9.1 million for the year ended December 31, 2007. As a percentage of sales, sales and marketing costs increased to 27% for the year ended December 31, 2008, compared to 25% for the year ended December 31, 2007. The increase in sales and marketing for the year ended December 31, 2008 is primarily due to the increase in commission expenses, which are recorded upon contract execution. In addition, sales and marketing costs increased to promote internet advertising, an advertising platform that we launched in the second half of 2007.

Product development costs. Product development costs for the year ended December 31, 2008 increased to approximately $7.3 million from $5.5 million for the year ended December 31, 2007. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In particular, we added personnel to focus on advertising initiatives, as well as several projects that are in process with our search engine partners. In addition, we continue to invest in the improvement of our physician data. The physician data we maintain relates to over 750,000 physicians. This data does not identify physicians by a unique physician identifier (such as a social security number for an individual). Therefore, in order to properly match the various data points that we maintain to the appropriate physician, we must conduct a robust matching process. We continue to acquire new physician data and refine our matching process to improve the accuracy of our data.
General and administrative expenses. For the year ended December 31, 2008, general and administrative expenses were approximately $8.1 million, an increase of approximately $1.1 million from general and administrative expenses of approximately $7.0 million for the year ended December 31, 2007. Included as a reduction in general and administrative expenses for the year ended December 31, 2007 is approximately $0.9 million in legal fees awarded to us by the panel of arbitrators in the Hewitt arbitration that was recorded as a reduction to expenses.
Interest expense. For the year ended December 31, 2008, we incurred interest expense of approximately $2,700 with respect to interest paid on capital lease obligations for the security system lease at our facility in Golden and other items.
Interest income. We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2008, our total investment in these accounts totaled to approximately $9.8 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the year ended December 31, 2008, interest earned on this account was approximately $0.4 million. Interest income in 2008 decreased by approximately $0.9 million or 68% from the year ended December 31, 2007 principally due to lower cash balances and lower investment yields resulting from a decrease in market interest rates earned on invested cash. Also included in interest income for the year ended December 31, 2007 is approximately $0.2 million from the Hewitt arbitration award. Any further decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.
YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006
Ratings and advisory revenue. Total ratings and advisory revenue for the year ended December 31, 2007 increased 18% to approximately $32.7 million from $27.8 million for the year ended December 31, 2006 as a result of strong growth from Provider Services. Sales of our suite of marketing and quality assessment and improvement products to hospitals were the principal reason for this increase. For the year ended December 31, 2007 and 2006, approximately 66% and 61%, respectively, of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from our marketing services to hospitals increased by approximately $4.5 million to $21.5 million for the year ended December 31, 2007. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals. For 2007, sales of additional services to existing hospitals accounted for nearly 24% of total new contracted sales. Approximately 18% of our ratings and advisory revenue was derived from sales of our quality reports to consumers and our Connection Point program for the years ended December 31, 2007 and 2006. Approximately 10% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the years ended December 31, 2007 and 2006. Finally, sales of our quality information to employers, benefits consulting firms, and health plans accounted for approximately 5% of our ratings and advisory revenue for 2007 compared to 9% for the same period of 2006.
Provider Services. For the year ended December 31, 2007, Provider Services revenue was approximately $25.1 million, an increase of $5.1 million, or 25% over the year ended December 31, 2006. This increase principally reflects sales of our marketing products to new hospital clients and increased sales to existing clients. For 2007, nearly 24% of all our new sales in our Provider Services area were to existing hospitals. For the years ended December 31, 2007 and 2006, we retained, or signed new contracts representing approximately 70% and 75%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.
Internet Business Group. For the year ended December 31, 2007, Internet Business Group revenue was approximately $6.1 million, an increase of $1.0 million, or 20% over the year ended December 31, 2006. This increase was due to an increase in revenue our Connecting Point product, which is primarily a result of our agreement with Tenet HealthSystem signed in the second quarter of 2006. In addition, the fourth quarter of 2007 includes some revenue from advertising while the fourth quarter of 2006 included no advertising revenue. These increases were partially offset by a slight decrease in sales of quality reports to consumers as we continued to make information free to them.
In 2007, the majority of our advertising revenue came from advertisements placed through the Google AdSense platform. During the second half of 2007, we began to place advertisements on our website and signed our first test advertising campaign with a pharmaceutical company. In addition, we implemented DoubleClick as our ad serving engine at the end of December 2007.

Strategic Health Solutions. For the year ended December 31, 2007, Strategic Health Solutions revenue was approximately $1.5 million, a decrease of $1.1 million, or 43% from the year ended December 31, 2006. Contributing to this decrease is the fact that the sales cycle for the sales of our quality information to employers, benefit consultants, health plans and others is very lengthy. In some cases, the time from initial contact to sales close can be as much as a year or more.
Cost of ratings and advisory revenue. For the years ended December 31, 2007 and 2006, cost of ratings and advisory revenue was approximately $5.3 million and $4.6 million, respectively, or approximately 16% and 17% of ratings and advisory revenue. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue was due in part to the slight decrease in our cost to acquire data. In addition, sales consultant costs remained relatively consistent while ratings and advisory revenue increased.
Other Revenue. Other revenue for the year ended December 31, 2007 primarily represents approximately $3.4 million of the $4.5 million total award granted to us by the panel of arbitrators with respect to our claims against Hewitt.
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
Interest income. We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2007, our total investment in these accounts totaled to approximately $22.5 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the year ended December 31, 2007, interest earned on this account was approximately $1.1 million. Also included in interest income is approximately $0.2 million from the Hewitt arbitration award. Interest income in 2007 compared to 2006 increased by approximately $0.6 million or 93% principally because cash flows increased significantly year over year.
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2008, we had $11.3 million in cash and cash equivalents, a 52% decrease from the balance at December 31, 2007. The decrease is due to the acquisition of certain operating assets of Adviware for $6.7 million and stock repurchases of $10.7 million, offset by $6.4 million in cash flow from operations for the year ended December 31, 2008.
As of December 31, 2008, we had a working capital deficit of approximately $2.1 million, a decrease of $12.3 million from working capital of approximately $10.2 million as of December 31, 2007. Included in current liabilities as of December 31, 2008 is $19.7 million in deferred revenue, which principally represents contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.

For the year ended December 31, 2008, cash provided by operations was approximately $6.4 million compared to cash provided by operations of approximately $12.3 million for the year ended December 31, 2007, a decrease of approximately $5.9 million, primarily due to the 2007 collection of $4.5 million from Hewitt. For the year ended December 31, 2008, we paid approximately $2.4 million in estimated income tax payments. Net cash flow used in investing activities was approximately $8.5 million for the year ended December 31, 2008, compared to approximately $0.8 million for the year ended December 31, 2007, an increase of cash used of approximately $7.8 million. During the years ended December 31, 2008 and 2007, we incurred approximately $1.9 million and $0.8 million, respectively, in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. For the year ended December 31, 2008, included in cash used in investing activities is approximately $6.7 million related to our acquisition of certain operating assets of Adviware. Net cash flow used in financing activities was approximately $9.9 million and $4.2 million for the years ended December 31, 2008 and 2007, respectively. Included in cash flow used in financing activities for the years ended December 31, 2008 and 2007 is approximately $10.9 million and $5.6 million, respectively, in purchases of treasury stock that were primarily made under our stock repurchase program.
Since June 22, 2006 and through December 31, 2008, under a stock repurchase program approved by our board of directors, we have repurchased 4,242,202 shares of our common stock for an aggregate purchase price of $19,572,461, which includes commissions and fees of $169,936.
We had a $1.0 million line of credit arrangement with Silicon Valley Bank that expired in February 2006. We did not renew the arrangement, although we have available a standby letter of credit drawn on the bank in the amount of approximately $170,000, which was provided in January 2005 in connection with our entry into a lease for our office in Golden, Colorado. This standby letter of credit is secured by the cash and cash equivalents we maintain with Silicon Valley Bank. We currently have no other credit arrangements.
During the year ended December 31, 2008, the number of our common shares issued increased by 1,272,034 shares due to the exercise of stock options. We received approximately $597,000 in cash from the exercise of these stock options. As of December 31, 2008, we have outstanding options to purchase approximately 4.6 million shares of our common stock, at a weighted average exercise price of $0.41 per share. Therefore, we anticipate that additional options will be exercised. We also record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the award. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote and some RSA holders have the right to receive any dividends or other distributions paid on such shares. For the year ended December 31, 2008, our common shares issued increased by 576,781 shares due to the grants of RSAs.
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
The following table sets forth our contractual obligations as of December 31, 2008:

	Payments Due by Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Contractual Obligations
Capital Lease Obligations	$3,400	$2,400	$1,000	$—	$—
Operating Lease Obligations	2,537,767	992,351	1,545,416	—	—
Employee Contracts	1,180,756	593,791	586,965	—	—
Purchase Obligations	477,960	435,460	42,500	—	—

Total	$4,199,883	$2,024,002	$2,175,881	$—	$—

Operating lease obligations relate principally to our office space lease. Employee contracts include obligations for employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. Purchase obligations include certain licensing and contractual agreements with various parties to access and use data from these parties for the purpose of providing various health information and resources on our websites.

DISCLOSURES ABOUT EFFECTS OF TRANSACTIONS WITH RELATED AND CERTAIN OTHER PARTIES
On August 13, 2007, we entered into a Consulting Services Agreement, subsequently amended on August 26, 2007, with OmniMedix Institute, a nonprofit corporation dedicated to improving quality, efficiency and equity of health care by fostering the proliferation and use of patient-centric health information technologies. The Chairman and Chief Executive Officer of OmniMedix Institute is J.D. Kleinke, a former member of our Board of Directors. Mr. Kleinke resigned from our Board effective March 7, 2008. The Consulting Services Agreement involves the development of a web-based pharmaceutical ratings survey instrument and reporting application for deployment and operation on our website. The aggregate monetary value of the Consulting Services Agreement is $157,000 which was payable over the term of the agreement. For the years ended December 31, 2008 and 2007, we paid $100,611 and $62,500, respectively, pursuant to the Consulting Services Agreement all of which is capitalized on our balance sheet within the financial statement line “Property and equipment, net”. All obligations under the Consulting Services Agreement have been satisfied as of December 31, 2008. No related party expense is included in the consolidated statements of income for the years ended December 31, 2008, 2007 or 2006.
NEW ACCOUNTING PRONOUNCEMENTS
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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 became effective for us January 1, 2008. On January 1, 2009, SFAS 157 will also apply to non-financial assets and non-financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position, cash flows or results of operations. FASB Staff Position SFAS 157-2, Effective Date FASB Statement No. 157 (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the application of FSP FAS 157-2 will have a material impact on our financial position, cash flows or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. FSP EITF 03-6-1 is effective for us beginning January 1, 2009 and is to be applied on a retrospective basis to all periods presented. We do not expect the application of FSP EITF 03-6-1 will have a material impact on our financial position, cash flows or results of operations.
In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the application of SFAS 162 will have a material impact on our financial position, cash flows or results of operations.

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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the application of SFAS 160 will have a material impact on our financial position, cash flows or results of operations.
There were no other new accounting pronouncements issued during the year ended December 31, 2008 that had a material impact or are anticipated to have a material impact on our financial position, operating results or disclosures.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our investment activities is to preserve principal, maintain substantial liquidity and to achieve an acceptable rate of return. This objective is accomplished by adherence to our investment policy, which establishes guidelines of eligible types of securities and credit requirements for each investment.
Changes in prevailing interest rates will cause the market value of our investments to fluctuate. To minimize this risk, we maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2008, our total investment in these accounts amounted to approximately $9.8 million. This amount is included in the cash and cash equivalents on our balance sheet. For the year ended December 31, 2008, interest earned on these accounts was approximately $0.4 million.
We have not utilized derivative financial instruments in our investment portfolio and are not subject to interest rate risks on any borrowings.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Grades, Inc.
We have audited the accompanying consolidated balance sheets of Health Grades, Inc. (a Delaware corporation) and subsidiary (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Denver, Colorado
March 16, 2009

Health Grades, Inc. and Subsidiary
Consolidated Balance Sheets

	DECEMBER 31,
	2008	2007
ASSETS
Cash and cash equivalents	$11,327,741	$23,369,368
Accounts receivable, net	9,563,163	6,935,341
Prepaid income taxes	12,603	—
Prepaid expenses and other current assets	1,087,914	836,222

Total current assets	21,991,421	31,140,931

Property and equipment, net	2,451,210	1,641,456
Intangible assets, net	854,613	357,128
Goodwill	9,104,060	3,106,181
Deferred income taxes	683,866	689,633

Total assets	$35,085,170	$36,935,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$224,252	$326,039
Accrued payroll, incentive compensation and related expenses	3,352,294	2,222,970
Accrued expenses	629,359	432,928
Current portion of capital lease obligations	1,898	1,476
Current portion of deferred rent	—	68,544
Deferred revenue	19,713,079	17,739,152
Deferred income taxes	130,493	113,914
Income taxes payable	—	13,843

Total current liabilities	24,051,375	20,918,866

Long-term portion of capital lease obligations	984	2,387
Long-term portion of deferred rent	309,131	229,321

Total liabilities	24,361,490	21,150,574

Commitments and contingencies

Minority interest	—	248,011

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 52,744,438 and 50,895,623 shares issued as of December 31, 2008 and 2007, respectively	52,743	50,895
Additional paid-in capital	98,242,403	96,860,004
Accumulated deficit	(54,026,164)	(58,716,933)
Treasury stock, 23,982,694 and 21,424,236 shares as of December 31, 2008 and 2007, respectively	(33,545,302)	(22,657,222)

Total stockholders’ equity	10,723,680	15,536,744

Total liabilities and stockholders’ equity	$35,085,170	$36,935,329

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Income
Years ended December 31,

	2008	2007	2006
Revenue:
Ratings and advisory revenue	$39,663,384	$32,741,610	$27,764,021
Other	24,952	3,425,465	6,231

	39,688,336	36,167,075	27,770,252

Cost of revenue:
Cost of ratings and advisory revenue	6,759,233	5,323,672	4,593,310

Gross margin	32,929,103	30,843,403	23,176,942

Operating expenses:
Sales and marketing	10,845,768	9,147,911	8,423,777
Product development	7,279,283	5,491,725	3,547,335
General and administrative	8,118,531	7,004,914	6,388,708

Income from operations	6,685,521	9,198,853	4,817,122

Other:
Other	—	—	(43)
Interest income	429,757	1,330,903	689,230

Interest expense	(2,912)	(1,771)	(387)
Minority interest	304,004	327,835	—

Income before income taxes	7,416,370	10,855,820	5,505,922

Income tax expense	2,725,601	4,107,649	2,324,412

Net income	$4,690,769	$6,748,171	$3,181,510

Net income per common share (basic)	$0.17	$0.24	$0.11

Weighted-average number of common shares used in computation (basic)	26,963,824	28,621,171	28,432,185

Net income per common share (diluted)	$0.15	$0.20	$0.09

Weighted-average number of common shares used in computation (diluted)	31,431,811	33,703,558	33,628,330

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years ended
December 31, 2008, 2007 and 2006

	COMMON STOCK		ADDITIONAL
	$0.001 PAR VALUE		PAID-IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL
Balance at January 1, 2006	47,674,779	$47,674	$91,984,099	$(68,646,614)	$(13,767,580)	$9,617,579

Stock based compensation expense — employee	—	—	726,421	—	—	726,421
Stock based compensation expense — non-employee	—	—	14,396	—	—	14,396
Employee stock option exercise	1,100,578	1,101	432,550	—		433,651
Tax benefit from exercise of stock options	—	—	1,446,567	—	—	1,446,567
758,520 shares repurchased	—	—	—	—	(3,277,076)	(3,277,076)
Net income	—	—	—	3,181,510	—	3,181,510

Balance at December 31, 2006	48,775,357	48,775	94,604,033	(65,465,104)	(17,044,656)	12,143,048

Stock based compensation expense — employee	—	—	961,715	—	—	961,715
Employee stock option exercise	704,184	704	568,921	—	—	569,625
Restricted stock awards	1,416,082	1,416	(1,416)	—	—	—
Tax benefit from exercise of stock options	—	—	898,597	—	—	898,597
1,102,326 shares repurchased	—	—	—	—	(5,612,566)	(5,612,566)
SAB 51 capital reallocation adjustment for investment in majority-owned subsidiary	—	—	(171,846)	—	—	(171,846)
Net income	—	—	—	6,748,171	—	6,748,171

Balance at December 31, 2007	50,895,623	50,895	96,860,004	(58,716,933)	(22,657,222)	15,536,744

Stock based compensation expense — employee	—	—	450,627	—	—	450,627
Employee stock option exercise	1,272,034	1,272	595,565	—	—	596,837
Restricted stock awards	576,781	576	(576)	—	—	—
Tax benefit from exercise of stock options	—	—	336,783	—	—	336,783
2,558,458 shares repurchased	—	—	—	—	(10,888,080)	(10,888,080)
Net income	—	—	—	4,690,769	—	4,690,769

Balance at December 31, 2008	52,744,438	$52,743	$98,242,403	$(54,026,164)	$(33,545,302)	$10,723,680

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31,

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$4,690,769	$6,748,171	$3,181,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,226,164	1,046,254	698,317
Bad debt expense	20,000	—	15,000
Loss on disposal of assets	1,061	25,996	43
Stock based compensation expense — non-employees	—	—	14,396
Stock based compensation expense — employees	450,627	961,715	726,421
Accretion of discount on held-to-maturity securities	—	—	(204,323)
Tax benefit from stock option exercises	(308,329)	(871,469)	(1,420,574)
Deferred income taxes	22,346	(238,570)	774,813
Minority interest	(304,011)	(327,835)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,647,822)	1,960,368	(3,296,984)
Prepaid expenses and other current assets	(210,265)	(124,201)	(142,470)
Accounts payable	(101,787)	(14,703)	75,053
Accrued payroll, incentive compensation and related expenses	1,129,324	384,688	312,438
Accrued expenses	159,661	113,461	22,853
Income taxes payable	310,337	836,152	1,507,835
Deferred revenue	1,973,927	1,841,778	4,154,547
Deferred rent	6,943	(45,601)	(38,396)

Net cash provided by operating activities	6,418,945	12,296,204	6,380,479

INVESTING ACTIVITIES
Purchases of property and equipment	(1,860,066)	(788,346)	(806,978)
Business acquisition	(6,670,983)	—	—
Purchases of held-to-maturity investments	—	—	(9,512,523)
Sale of property, plant and equipment	—	10,000	450
Proceeds from sale or maturity of held-to-maturity investments	—	—	11,705,000

Net cash (used in) provided by investing activities	(8,531,049)	(778,346)	1,385,949

FINANCING ACTIVITIES
Payments under capital lease obligation	(2,609)	(1,391)	(1,310)
Excess tax benefits from stock-based payment arrangements	308,329	871,469	1,420,574
Purchases of treasury stock	(10,888,080)	(5,612,566)	(3,277,076)
Exercise of common stock options and warrants	596,837	569,625	433,651
Minority interest capital contribution	56,000	—	—

Net cash used in financing activities	(9,929,523)	(4,172,863)	(1,424,161)

Net (decrease) increase in cash and cash equivalents	(12,041,627)	7,344,995	6,342,267

Cash and cash equivalents at beginning of period	23,369,368	16,024,373	9,682,106

Cash and cash equivalents at end of period	$11,327,741	$23,369,368	$16,024,373

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid	$2,912	$1,771	$387

Income tax paid	$2,397,979	$3,523,998	$33,277

NON CASH FINANCING AND INVESTING ACTIVITY
Property and equipment acquired with capital lease	$1,628	$—	$—
Property and equipment acquired in accounts payable or accrued expenses	$36,770	$7,526	$—
SAB 51 capital reallocation adjustment for investment in majority-owned subsidiary	$—	$171,846	$—
Non-competition agreements contributed to HCS by HealthCo	$—	$404,000	$—
See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2008 and 2007
1. DESCRIPTION OF BUSINESS
Health Grades, Inc., which we refer to in these notes as “HealthGrades,” the “Company,” “we” or “our,” provides proprietary, objective healthcare provider ratings and advisory services. Our ratings address hospitals, nursing homes and home health agencies. We provide our clients with healthcare information, including information relating to quality of service and detailed profile information on physicians, which enables our clients to measure, assess, enhance and market healthcare quality. Our clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers.
We offer services to hospitals that are either attempting to communicate their clinical excellence to their internal staff, consumers and physicians who are working to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular) and at a medical issue level (e.g., coronary bypass surgery, community acquired pneumonia, valve replacement surgery). We also offer physician-led quality improvement consulting engagements and other quality improvement analysis and services for hospitals that are seeking to enhance quality.
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
During the second half of 2007, we began to place advertisements on our website and signed our first limited advertising campaign with a pharmaceutical company. In December 2007, we launched a tabbed physician profile which allows consumers to access much of our physician information free of charge. We are currently displaying advertisements on the majority of our physician profile pages utilizing Google AdSense and DoubleClick’s advertising network. DoubleClick is our ad serving engine. In October 2008, we acquired the websites www.WrongDiagnosis.com and www.CureResearch.com from Adviware Pty Ltd. (“Adviware”). Also, in late 2008, we leveraged our total property traffic with relationships outside of traditional “run-of-site” advertising, such as Google AdSense, and into other sources of advertising. These include direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with in-text advertising and contracting with advertising networks.
We provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Health Management Suite of products — Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™ and Home Health Quality Guide™.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and footnotes. These estimates are based on management’s current knowledge of events and actions they may undertake in the future, and actual results could differ from those estimates.
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of HealthGrades and our controlled subsidiary, Healthcare Credit Solutions, LLC (“HCS”). On January 19, 2007, we became the majority owner of HCS, which was a newly formed company. As of December 31, 2008, profit and loss distributions between us and the minority owner are approximately 49% and 51%, respectively. We maintain a conrolling interest in HCS through our equity interest as well as the number of board seats we hold. All significant intercompany accounts have been eliminated in consolidation.
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
Our SQI and SQP programs provide a license to highly rated hospitals, enabling them to utilize our name and certain ratings information for an annual period. Another feature of the SQI and SQP programs is a detailed comparison of the data underlying a hospital’s rating to local and national benchmarks. Our SQP program recognizes clinical excellence in hospitals among a range of service lines. Hospitals that contract with us for SQP services receive all of the SQI features described above with respect to their licensed service lines. In addition, if qualified, hospitals can reference the additional Distinguished Hospital Award (“DHA”) designation. Hospital clients are provided with additional marketing and planning assistance related to the DHA designation as well as trophies for display at the hospital. Hospitals that have demonstrated superior and sustained clinical quality, and have consistently received our Distinguished Hospital Award for Clinical Excellence (“DHA-CE”) designation the most consecutive times from 2009 and previous years, are included in America’s 50 Best Hospitals Report, which was issued in February 2009. Distinguished Hospital Program for Patient Safety™ (“DHP-PS”) recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on thirteen patient safety indicators from the Agency for Healthcare on Quality Research. Under our DHP-PS program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence.
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
Health Management Suite:
Through our Health Management Suite, we provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations. Modules currently available for license are Find a High-Quality Provider (which includes our Hospital Quality Guide, Physician Quality Guide, Nursing Home Quality Guide and Home Health Quality Guide); Healthcare Budget (which includes our Treatment Cost Calculator and Medical Cost Calculator); and, Optimize Your Health (which includes our Health Risk Assessment, Personal Health Record and Medical Library). This information can be customized so that, for example, an employee can be provided with online access to quality data relating to healthcare providers within the provider network available under the employee’s health plan. For an additional fee, customers can integrate our modules within their online provider directories, and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules. Depending on the client’s needs, we can customize our content for the intended users.
We typically receive a non-refundable payment at the beginning of each year of the contract term (which varies from one to three years, subject to a cancellation right by either the client or us, on each annual anniversary date, with certain exceptions). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term.
Content Licensing:
We offer to web property owners and operators a license to specific portions of our healthcare-related content and resources which provide users access to HealthGrades’ proprietary or licensed rating and other information regarding hospitals and physicians. We typically receive a non-refundable payment at the beginning of the one-year contract term which is subject to a cancellation right by either the client or us, on each annual anniversary date, with certain exceptions. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term.

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
Connecting Point™ (formerly known as Internet Patient Acquisition™):
Under this program, we design a premium profile for the physician that incorporates our source-verified information (e.g., board certification, years in practice) as well as information provided directly from the physician (e.g., practice philosophy, office hours). This premium profile is then made available, without charge, to all consumers searching our website. Also included are website banner advertisements for the sponsored entity, which links to their website. In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting which tracks, among other things, the number of consumers that view the physician’s premium profile.
An initial fee is due on the effective date of the contract, pro-rated for the period of time commencing on the effective date and continuing until the last day of the then-current calendar quarter. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over three months. Subsequent quarterly fees are payable at the beginning of each calendar quarter thereafter, and are calculated based upon the current number of physicians enrolled at the end of the previous calendar quarter. The agreement automatically renews quarterly upon the expiration of the initial or any renewal term which is typically at the end of the calendar quarter during which the first year anniversary of the effective date occurs.
Focal Point™:
The Focal Point program allows marketers to reach targeted patient populations through exclusive sponsorship packages. These packages give marketers brand access to chosen patients.
A payment is due from the customer at the beginning of each month of the contract term. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective contract term.
Internet Advertising:
We recognize revenue from the sale of impression-based advertisements on our websites in the period in which the advertisements are delivered. The arrangements are evidenced by insertion orders that stipulate the types of advertising to be delivered and pricing. Our customers are billed based on pricing as determined by the insertion order, which may include certain discounts from list price.
We refer to the fees generated by users and charged to merchants based on the number of users who click on an advertisement or text link to visit the websites of our merchant partners as “activity-based advertising.” The arrangements for activity-based advertising are evidenced by a contract that stipulates the fee per activity. The fee becomes fixed and determinable upon a user clicking on an advertisement. These revenues are recognized in the period in which the activity occurs.
During the second half of 2007, we began to place advertisements on our website and signed our first limited advertising campaign with a pharmaceutical company. In December 2007, we launched a tabbed physician profile which allows consumers to access much of our physician information free of charge.
We leverage our total property traffic with relationships outside of traditional “run-of-site” advertising, by utilizing other sources of advertising, such as Google AdSense. These include direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with implementing in-text advertising and contracting with advertising networks
Multiple element arrangements
The Company may, from time to time, enter into transactions containing multiple elements. Revenue under multiple element arrangements is recognized in accordance with Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Under this method, if an element is determined to be a separate unit of accounting, the revenue for the element is based on verifiable objective evidence of fair value, and recognized at the time of delivery. If the arrangement has an undelivered element, we ensure that we have objective and reliable evidence of the fair value of the undelivered element. Fair value is determined based upon the price charged when the element is sold separately. However, our revenues are substantially derived from arrangements that do not contain multiple deliverables.

COMMISSION EXPENSE
We record commission expense, to our sales team members, in the period it is earned, which is typically upon contract execution for the first year of the agreement and on each anniversary date for clients that do not cancel in the second or third year of the contract term. We record the commission expense in this manner because once a contract is signed the salesperson has no remaining obligations to perform during the agreement in order to earn the commission. Commission expense for two-year fixed agreements (three year contracts with no right of cancellation on the first anniversary) is recorded upon contract execution. In this case, commission expense for the first two years of the contract is paid to the sales team member up front.
CONCENTRATION OF CREDIT RISK
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide number of customers. No single customer accounted for more than 10% of accounts receivable at December 31, 2008 or 2007.
PRODUCT DEVELOPMENT COSTS
We incur product development costs related to the development and support of our websites, the development of applications to support data compilation and extraction for our consulting services and modification of our quality guides. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred unless they meet the capitalization criteria of American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). During 2008 and 2007, we had several applications that met the criteria for cost capitalization as described in Note 5.
CASH AND CASH EQUIVALENTS
Cash and cash equivalents generally consist of cash, overnight investment accounts that include short-term U.S. government obligations with maturities not exceeding three months, and investments in U.S. government and government agency debt securities with original maturities not exceeding three months. Such investments are stated at cost, which includes accrued interest, and which approximates fair value given the short maturity dates, and are considered cash equivalents for purposes of reporting cash flows.
FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments, as reported in the accompanying consolidated balance sheets, approximate their fair value primarily due to the short-term and/or variable-rate nature of such financial instruments.
ACCOUNTS RECEIVABLE
The majority of our accounts receivable are due from hospitals. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. We estimate our allowance by considering a number of factors, including the length of time trade accounts receivables are past due, any previous loss history and the customer’s ability to pay its obligations. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation and amortization. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the underlying assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the initial lease term or the estimated useful lives of the underlying assets. The estimated useful lives used are as follows:

Computer equipment and software	3–5 years
Internally developed software	3 years
Furniture and fixtures	5–7 years
Leasehold improvements	6 years

INTANGIBLE ASSETS
We review intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable according to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Recoverability of these assets is measured by comparison of carrying amounts to the future discounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our intangible assets in any of the years presented. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we amortize intangible assets with definite lives over their remaining estimated useful lives, which are currently over periods ranging from three to five years. See Note 7 for further discussion of our intangible assets.
GOODWILL
Goodwill, which is stated at cost, is evaluated annually for impairment in accordance with the provisions of SFAS 142. Goodwill is the excess of acquisition cost of an acquired entity over the fair value of assets. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We compare the fair value of our reporting units to their respective carrying value. If the carrying value exceeds the fair value of the reporting unit, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. As required by SFAS 142, we performed our annual test for impairment of our goodwill during the fourth quarters of 2008, 2007 and 2006. These tests resulted in no impairment to our goodwill balance. See Note 7 for further discussion of goodwill.
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
Under the Connecting Point program (formerly, Internet Patient Acquisition), initial fees that are due on the effective date of the contract are pro-rated for the period of the time commencing on the effective date and continuing until the last day of the then-current calendar quarter. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over three months.
LOSS CONTINGENCIES
We are subject to legal proceedings and claims that arise in the ordinary course of our business and to certain other legal proceedings. We expense legal costs as incurred. See Note 13 for further discussion of legal proceedings.
ADVERTISING
Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of income. Advertising expense totaled approximately $2.6 million, $2.1 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in these amounts are advertising costs of approximately $1.5 million, $1.3 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, paid to various search engine partners. Advertising costs included in prepaid expenses and other current assets in our accompanying consolidated balance sheets as of December 31, 2008 and 2007 are insignificant.
TREASURY STOCK
Treasury stock is recorded at cost. As of December 31, 2008, we had 23,982,694 shares of treasury stock.

NET INCOME PER COMMON SHARE
We compute net income per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares and common share equivalents outstanding during the period. Common share equivalents, (composed of incremental common shares issuable upon the exercise of common stock options, warrants and restricted stock awards) are included in diluted net income per share to the extent these shares are dilutive, utilizing the treasury stock method. The treasury stock method utilizes the weighted-average number of shares outstanding during each year and the assumed exercise of dilutive stock options, warrants and restricted stock, less the number of shares assumed to be purchased using the average market price of our common stock during the year. As of December 31, 2008, 2007 and 2006, options to purchase 94,962, 55,993 and 87,394 shares of common stock, respectively, were excluded from our calculation of dilutive securities because the exercise prices were above the market price for our common stock.
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31.

	2008	2007	2006
Numerator for both basic and diluted earnings per share:
Net income	$4,690,769	$6,748,171	$3,181,510

Denominator:
Denominator for basic net income per common share—weighted-average shares	26,963,824	28,621,171	28,432,185
Effect of dilutive securities:
Outstanding employee stock options, warrants and restricted stock awards	4,467,987	5,082,387	5,196,145

Denominator for diluted net income per common share—adjusted weighted-average shares and assumed conversion	31,431,811	33,703,558	33,628,330

STOCK-BASED COMPENSATION
We adopted Statement of Financial Accounting Standards No. 123(revised), Share-Based Payment (“SFAS 123(R)”), using the modified prospective application on our required effective date of January 1, 2006. The modified prospective application requires measurement of compensation cost for all new stock awards and for all stock awards modified, repurchased, or cancelled after the effective date. Total future compensation cost is based upon a measurement of fair value on the date of grant and recognition of compensation expense over the requisite service period based on the straight-line attribution method, for awards expected to vest. In addition, any remaining compensation expense for the portion of stock awards issued prior to and that were outstanding on the effective date for which the requisite service had not been rendered is being recognized as the requisite service is rendered on or after the effective date. The fair value of these prior stock awards is based upon the grant-date fair value of these awards as previously calculated for our pro-forma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). We previously recognized forfeitures of any stock awards as they occurred. As required by SFAS 123(R), the recorded share-based compensation expense includes our estimate of future forfeitures, whether the share-based awards were issued prior or subsequent to the effective date.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. SFAS 159 became effective for us on January 1, 2008. The effect of adoption is required to be accounted for as a cumulative effect adjustment recorded to the beginning balance of retained earnings. The adoption of SFAS 159 did not have a material impact on our financial position, cash flows or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which SFAS 157 is initially applied. Only under certain circumstances is SFAS 157 to be applied retrospectively, in which case a cumulative-effect adjustment to the opening balance of retained earnings is required for the difference between the carrying amounts and the fair values of those financial instruments at the date SFAS 157 is initially applied. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. SFAS 157 became effective for us January 1, 2008. On January 1, 2009, SFAS 157 will also apply to non-financial assets and non-financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our financial position, cash flows or results of operations. FASB Staff Position SFAS 157-2, Effective Date FASB Statement No. 157 (“FSP FAS 157-2”) delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not expect the application of FSP FAS 157-2 will have a material impact on our financial position, cash flows or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. FSP EITF 03-6-1 is effective for us beginning January 1, 2009 and is to be applied on a retrospective basis to all periods presented. We do not expect the application of FSP EITF 03-6-1 will have a material impact on our financial position, cash flows or results of operations.
In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Presented Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect the application of SFAS 162 will have a material impact on our financial position, cash flows or results of operations.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the application of SFAS 160 will have a material impact on our financial position, cash flows or results of operations.
There were no other new accounting pronouncements issued during the year ended December 31, 2008 that had a material impact or are anticipated to have a material impact on our financial position, operating results or disclosures.

3. ACCOUNTS RECEIVABLE AND RATINGS AND ADVISORY SERVICES REVENUE
Accounts receivable consisted of the following for the years ended December 31:

	2008	2007

Trade accounts receivable	$9,583,220	$6,954,548
Less: allowance for doubtful accounts	20,057	19,207

	$9,563,163	$6,935,341

For the years ended December 31, 2008, 2007 and 2006, we derived the majority of our revenue from our ratings and advisory services. Furthermore, our marketing program services accounted for 62%, 66% and 61% of total ratings and advisory revenue for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, 2007 and 2006, no individual customer accounted for more the 10% of our revenues.
4. PROPERTY AND EQUIPMENT
Property and equipment consisted of the following for the years ended December 31:

	2008	2007

Furniture and fixtures	$455,344	$407,222
Computer equipment and software	5,512,932	3,763,997
Leasehold improvements and other	479,686	436,723

	6,447,962	4,607,942
Accumulated depreciation and amortization	(3,996,752)	(2,966,486)

Net property and equipment	$2,451,210	$1,641,456

For the years ended December 31, 2008, 2007, and 2006, depreciation and amortization expense related to property and equipment was approximately $1,088,000, $907,000, and $636,000, respectively.
5. INTERNALLY DEVELOPED SOFTWARE
In accordance with SOP 98-1, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $837,000 and $106,000 of software development costs incurred during 2008 and 2007, respectively, related to certain applications developed for internal use. As the applications became ready for their intended use and were placed into service, we began to amortize the costs over their useful life, which we expect to be three years. Amortization expense related to internally developed software for the years ended December 31, 2008, 2007 and 2006 was approximately $368,000, $262,000 and $100,000, respectively, and is included in the depreciation and amortization expense disclosed in Note 4.
6. BUSINESS ACQUISITION
In October 2008, we completed the acquisition of certain operating assets of Adviware Pty Ltd., a provider of medical and health information for consumers and health professionals via the websites www.WrongDiagnosis.com and www.CureResearch.com. This transaction was accounted for as a business combination. The purchase price was approximately $6.7 million, paid in cash, including direct transaction costs of approximately $0.5 million. A valuation analysis of the identifiable assets was prepared; and, based on the analysis, the fair value of assigned to working capital and the domain names was approximately $37,000 and $636,000, respectively. To determine the fair value of the domain names, the relief from royalty method of the income approach was utilized. The relief from royalty method measures the economic benefit that may be attributable to a particular asset by using a market based royalty rate as the starting point for quantifying the economic benefit. The value of the domain names are included with intangible assets on our consolidated balance sheet. The following table summarizes the allocation of the purchase price of Adviware:

		Estimated
	Amount	Useful Life
Prepaid expenses and other current assets	$37,104
Identifiable intangible assets	636,000	5 years
Goodwill	5,997,879	n/a

Total assets acquired	6,670,983

Liabilities assumed	—

Total preliminary purchase price	$6,670,983

Both the identifiable intangible assets and goodwill are deductible for tax purposes.

We are obligated to pay contingent consideration of up to $1.2 million annually for 2009 and 2010 based on certain levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be considered additional purchase price and recorded to goodwill when paid.
The results of operations from the Adviware acquisition have been included in the consolidated financial statements as of the acquisition date. Supplemental information on an unaudited pro forma basis, as if the Adviware acquisition had been consummated at the beginning of each of the periods presented, is as follows:

	Year Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Revenues	$40,900,359	$37,980,539
Net income	$4,817,274	$7,015,797
Net income per share — diluted	$0.15	$0.21
The unaudited pro forma supplemental information is based on estimates and assumptions, which we believe are reasonable; it is not necessarily indicative of our consolidated financial position or results of income in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The unaudited pro forma supplemental information includes incremental asset amortization and other charges as a result of the acquisition, net of related tax effects.
7. GOODWILL & INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance at December 31, 2007	3,106,181
Goodwill acquired	5,997,879

Balance at December 31, 2008	$9,104,060
The components of intangible assets as of December 31 are as follows:

	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets with finite lives:
Domain names	$636,000	$27,697	$608,303	$—	$—	$—
Non-competition agreements	404,000	157,690	246,310	404,000	76,890	327,110
Acquired software and tools	212,300	212,300	—	212,230	182,212	30,018

Total	$1,252,300	$397,687	$854,613	$616,230	$259,102	$357,128

For the years ended December 31, 2008, 2007 and 2006, amortization expense of intangible assets was approximately $139,000 $139,000 and $63,000, respectively. The domain names are being amortized over their remaining estimated useful lives of approximately five years and the non-competition agreements are being amortized over their remaining estimated useful lives of approximately three years. Expected amortization expense related to these assets for the next five years are as follows:

2009	$208,000
2010	208,000
2011	208,000
2012	131,110
2013	99,503

8. DEFERRED RENT
As of December 31, 2008 and 2007, we had approximately $305,000 and $298,000, respectively, recorded as deferred rent in our accompanying consolidated balance sheet. Deferred rent relates to cash payments we received from the landlord of our office facility as reimbursement for tenant improvements, approximately one and a half months of construction period rent from the period beginning on the date upon which we accepted delivery of the premises and ending when we actually moved into the facility and reduced initial rent related to our additional office space. Deferred rent will be amortized as a reduction to rent expense over the term of our lease.
9. LETTER OF CREDIT
In connection with the lease we executed in December 2004 for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount of the standby letter of credit, as required by the lease, will be automatically decreased to the new aggregate amount on the effective date listed below, provided that the available amount exceeds the aggregate amounts listed below.

Effective Date	New Aggregate Amount
February 15, 2009	$45,000
As of December 31, 2008, the available amount of the standby letter of credit was $170,000. The amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
10. COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the repurchase program, purchases may be made at management’s discretion from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the year ended December 31, 2008, we repurchased 2,426,203 shares of our common stock recorded as treasury stock, at an average purchase price per share of $4.37, for an aggregate cost of $10,706,899, which includes commissions and fees of $95,895. From the inception of the repurchase program through December 31, 2008, we have repurchased 4,242,202 shares of our common stock recorded as treasury stock at an average purchase price per share of $4.57, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936.
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
Effective July 24, 2006, our stockholders approved an amendment and restatement of the Equity Plan. The Equity Plan was renamed the Health Grades, Inc. 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan reflects amendments that, among other things, extend the term of the Equity Plan to July 23, 2016 and provide for the grants of awards of shares of our common stock and other stock-based awards. The maximum number of shares that may be issued under the 2006 Plan is 13,000,000 shares. This maximum number of authorized shares includes shares to be issued pursuant to the outstanding grants under the Equity Plan, but does not include shares previously issued pursuant to grants under the Equity Plan. Our employees, members of the Board of Directors and certain consultants and advisors are eligible to participate in the 2006 Plan. Our Board of Directors or a committee of the Board of Directors authorizes the grants and vesting of awards under the 2006 Plan. During the year ended December 31, 2008, the amount of cash received from the exercise of stock options was $596,837 and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activity was $603,707. As of December 31, 2008, there were 3,955,972 shares available for future granting under the 2006 Plan.

Historically, we have granted incentive stock options to our employees and non-qualified stock options to our directors and consultants. Such options have a maximum contractual life of ten years. Under the 2006 Plan, we also have issued restricted stock awards (“RSAs”) to employees, directors and consultants. RSA grants with service based vesting typically vest over a two to five year period. We have also granted RSAs to our executive officers with certain performance based vesting. We may grant different equity awards with different vesting terms in the future.
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
We determine the value of RSAs based on the market value of our common stock on the date of the award. We recognize the related compensation expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. RSAs with performance based vesting are not expensed until the performance metrics are deemed probable. As mentioned above, actual results, and future changes in estimates, may differ substantially from our current estimates. Grantees of RSAs are entitled to vote their shares, but may not sell or transfer shares prior to vesting. As such, we record these shares as outstanding when the awards are granted.
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
On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. We have classified stock-based compensation during the years ended December 31, 2008, 2007 and 2006 within the same expense line items as cash compensation paid to employees.
On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP FAS 123(R)-3”), which provides an elective transition method for calculating the initial pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R). Companies were allowed to take up to one year from the effective date of FSP FAS 123 (R)-3 to evaluate the available transition alternatives, provided they have no tax deficiencies under SFAS 123(R), and make a one-time election as to which method to adopt. We elected to adopt the elective alternative transition method, as allowed under FSP FAS 123(R)-3.
Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the years ended December 31 are as follows:

	2008	2007	2006
Cost of ratings and advisory revenue	$86,146	$101,426	$98,568
Sales and marketing	131,048	417,802	311,563
Product development	86,401	158,391	159,398
General and administrative	147,032	284,096	171,288

Total stock-based compensation expense	$450,627	$961,715	$740,817

Related tax benefit	$237,330	$237,184	$49,626

Equity Plan
Valuation Assumptions for Stock Options
The fair value of stock options granted during the years ended December 31 was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007	2006
Dividend yield	N/A	N/A	0%
Expected volatility	N/A	N/A	111%
Risk-free interest rate	N/A	N/A	4.84%
Expected life	N/A	N/A	3–5 years
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
A summary of stock option activity for the year ended December 31, 2008 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2007	5,873,272	$0.45
Granted	—	—
Exercised	(1,272,034)	0.47
Forfeited	(834)	4.62
Expired	(23,999)	6.60

Outstanding at December 31, 2008	4,576,405	$0.41	2.85	$7,813,949

Vested or expected to vest at December 31, 2008	4,576,405	$0.41	2.85	$7,813,949

Exercisable at December 31, 2008	4,559,153	$0.40	2.84	$7,813,949

The aggregate intrinsic value in the table above represents the difference between the closing price of our common stock on the last trading day of 2008 and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2008.
During the year ended December 31, 2006, all stock option awards were granted at exercise prices equal to the fair market value of the shares of common stock on the grant date. There were no stock options granted during the years ended December 31, 2008 or 2007.
As of December 31, 2008, $41,841 of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of less than two years.
A summary of our stock option activity and related information for the years ended December 31 is as follows:

	2008		2007		2006
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at beginning of year	5,873,272	$0.45	6,649,543	$0.56	7,975,186	$0.61
Granted	—	$—	—	$—	23,000	$6.40
Exercised	(1,272,034)	$0.47	(704,184)	$0.81	(1,100,578)	$0.39
Forfeited	(834)	$4.62	(36,616)	$4.41	(234,999)	$3.15
Expired	(23,999)	$6.60	(35,471)	$9.91	(13,066)	$5.81

Outstanding at end of year	4,576,405	$0.41	5,873,272	$0.45	6,649,543	$0.56

Exercisable at end of year	4,559,153	$0.40	5,813,842	$0.41	6,317,633	$0.45

	2008	2007	2006
Weighted-average fair value of options granted during the year:	N/A	N/A	$4.84
Intrinsic value of options exercised during the year:	$2,632,566	$3,376,505	$4,693,045
Fair value of options vested during the year:	$129,833	$408,213	$635,779

Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2008 are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
RANGE OF		REMAINING	AVERAGE		AVERAGE
EXERCISE	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
PRICES	OUTSTANDING	LIFE (YEARS)	PRICE	EXERCISABLE	PRICE
$0.06–$0.17	2,988,604	3.10	$0.10	2,988,604	$0.10
$0.30–$0.56	639,800	1.18	0.50	639,800	0.50
$0.63–$0.88	568,028	1.90	0.69	568,028	0.69
$1.01–$1.81	235,472	5.12	1.29	235,472	1.29
$2.85–$2.94	34,000	1.37	2.93	34,000	2.93
$3.00–$3.98	29,667	5.27	3.40	29,667	3.40
$4.10–$4.70	68,834	6.32	4.49	55,084	4.46
$5.36–$6.75	12,000	7.01	5.90	8,498	5.87

$0.06–$6.75	4,576,405	2.85	$0.41	4,559,153	$0.40

2006 Plan
A summary of RSA activity for the year ended December 31, 2008 is as follows:

		Weighted-
		Average
		Grant
		-Date Fair	Aggregate
		Value Per	Intrinsic
	Number of RSAs	Share	Value
Nonvested at December 31, 2007	1,331,966	$4.85
Granted	576,781	3.00
Vested	(110,021)	5.41
Forfeited	(73,366)	5.99

Nonvested at December 31, 2008	1,725,360	$4.15	$3,554,242

Expected to vest at December 31, 2008	677,826	$3.92	$1,396,322

	2008	2007	2006
Weighted-average fair value of RSAs granted during the year:	$3.00	$6.33	$4.40
Intrinsic value of RSAs vested during the year:	$431,207	$257,873	N/A
Fair value of shares vested during the year:	$595,379	$191,736	N/A
As of December 31, 2008, we had approximately $6,098,112 of total unrecognized compensation cost related to nonvested RSAs granted under the 2006 Plan. Of this total, $3,663,195 relates to RSAs whose vesting is contingent upon meeting various performance goals, including annual revenue, operating income and operating margin targets. No compensation expense has been recognized or will be recognized until achievement of these performance measures is considered probable. The remaining unrecognized compensation cost of $2,434,917 associated with nonvested RSAs, which vest solely on fulfilling a service condition, and is expected to be recognized over a weighted-average period of four years.
For the year ended December 31, 2008, we repurchased 8,542 shares of vested RSAs to cover related employment taxes for a total cost of $32,154. We also recorded as treasury stock 73,366 shares of forfeited, unvested RSAs at no cost for the year ended December 31, 2008.

11. OPERATING LEASES
We are obligated under operating leases for our office space and certain office equipment. The lease term for our office space to our Golden, Colorado headquarters expires in May 2011 and our additional office space expires December 2010.
Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

2009	$992,351
2010	1,142,848
2011	402,568
2012	—
Thereafter	—

Total	$2,537,767

Rent expense for the years ended December 31, 2008, 2007 and 2006 under all operating leases was approximately $865,000, $546,000 and $451,000, respectively.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Stock-based compensation expense	$195,399	$221,423
Capitalized start-up costs	160,361	90,123
Accrued liabilities	150,104	102,987
Deferred rent	115,827	113,189
Intangible assets, net	—	60,600
Allowance for doubtful accounts	7,622	7,299
Other	29,782	12,812
Net operating loss carryforwards	259,576	279,543

	918,671	887,976

Valuation allowance for deferred tax assets	—	—

Gross deferred tax asset	918,671	887,976

Deferred tax liabilities:
Prepaid expenses	308,186	244,167
Intangible assets, net	31,490	—
Property and equipment, net	25,622	68,090

Gross deferred tax liability	365,298	312,257

Net deferred tax asset	$553,373	$575,719

The income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Current:
Federal	$2,387,855	$3,846,923	$1,346,815
State	315,400	499,296	202,784

	2,703,255	4,346,219	1,549,599

Deferred:
Federal	19,559	(209,424)	682,289
State	2,787	(29,146)	92,524

	22,346	(238,570)	774,813

Total income tax expense	$2,725,601	$4,107,649	$2,324,412

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
The current income tax expense summarized above for the years ended December 31, 2008, 2007 and 2006 does not include a tax benefit of $336,783, $898,597 and $1,446,567, respectively, related to certain employee stock option transactions. In accordance with SFAS 109, this excess tax benefit has been recorded as an increase to stockholder’s equity in the accompanying consolidated balance sheets. Pursuant to the treatment required by SFAS 123(R), such excess tax benefits are reported as financing cash inflows.
A reconciliation between the statutory federal income tax rate of 34% and our 36.8%, 37.8% and 42.2% effective tax rates for the years ended December 31, 2008, 2007 and 2006, respectively, is as follows:

	2008	2007	2006
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.9	2.8	3.5
Incentive stock option compensation	(1.1)	0.7	3.4
Non-deductible expenses	0.9	0.1	0.4
Miscellaneous	0.1	0.2	0.9

Effective income tax rate	36.8%	37.8%	42.2%

We have approximately $683,000 in net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire from 2019 through 2021. Certain changes in our stock ownership during 2001 resulted in an ownership change pursuant to the tax laws and, due to this change, all of our net operating loss carryforwards are subject to restrictions on the timing of their use.
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
Upon adoption, and as of December 31, 2008 and 2007, we had no unrecognized tax benefits. We are subject to income taxes in the U.S. federal, various state and local jurisdictions. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

13. LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For year ended December 31, 2008, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $700,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
The executive officers personally borrowed money from our principal lending bank in order to fund the December 1999 loans to us. In early 2001, the bank claimed that Mr. Hicks was obligated to pay amounts owed to the bank by a former executive officer who was unable to fully repay his loan; Mr. Hicks denied this obligation. In October 2002, the bank sold the note to an affiliate of a collection agency (the collection agency and the affiliate are collectively referred to as the “collection agency”). Although the bank informed the collection agency in July 2003 of the bank’s conclusion that Mr. Hicks was not obligated under the former executive’s promissory note issued to the bank, the collection agency commenced litigation in September 2003 in Tennessee district federal court Tennessee to collect the remaining balance of approximately $350,000 on the note and named Mr. Hicks as a defendant. On motion by Mr. Hicks, the court action was stayed, and Mr. Hicks commenced an arbitration proceeding against the collection agency in October 2003, seeking an order that he had no liability under the note and asserting claims for damages. The bank was added as a party in March 2004.
The bank repurchased the note from the collection agency in December 2003 and resold the note to another third party in February 2004, so that Mr. Hicks’ obligation to repay the note was no longer at issue. The remaining claims included, among others, claims by the bank against Mr. Hicks for costs and expenses of collection of the loan, claims by the collection agency against Mr. Hicks for abuse of process and tortious interference with the relationship between the bank and the collection agency, and claims by Mr. Hicks against the bank for breach of fiduciary duty and fraud, and against the collection agency for abuse of process and defamation. Mr. Hicks also commenced litigation in Colorado state court against the other parties, as well as two individuals affiliated with the collection agency (together with the collection agency, the “collection agency parties”), based on similar claims. That case was removed to federal court by the defendants. Mr. Hicks later filed an amended complaint against the collection agency parties in federal district court for abuse of process, defamation and intentional infliction of emotional distress. The federal district court determined that Mr. Hicks’ claims should be submitted to the arbitration proceeding, but in January 2005, the arbitrator stayed Mr. Hicks’ federal court claims and the collection agency’s claims against Mr. Hicks for abuse of process and tortious interference until the other pending claims were considered. An arbitration hearing was held in February 2005 on the other claims submitted by the parties.
In April 2005, the arbitrator ruled that the collection agency was liable to Mr. Hicks in the amount of $400,000 for emotional distress and other maladies as well as attorneys’ fees in the amount of $15,587 with interest as a result of the collection agency’s abuse of process in initiating the action in Tennessee district federal court. The arbitrator determined that the bank had no liability.
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
The hearing on the remaining matters in the arbitration was held in February and March 2006. The arbitrator who heard these claims died unexpectedly a few days after the arbitration hearing concluded. A new arbitrator was appointed, and the remaining matters were again heard by the new arbitrator in October 2006. Final briefings on the remaining matters in the arbitration were concluded in April 2007. In May 2007, the arbitrator entered an award in favor of Mr. Hicks in connection with his claims of defamation and outrageous conduct. For these claims, the arbitrator awarded Mr. Hicks compensatory damages from the collection agency parties totaling $950,000. The arbitrator also awarded Mr. Hicks punitive damages totaling $950,000 against Daniel C. Cadle, Buckeye Retirement Co., LLC, Ltd and The Cadle Company and $10,000 against William Shaulis, Buckeye Retirement Co., LLC, Ltd. and The Cadle Company. Additionally, the arbitrator awarded Mr. Hicks prejudgment interest in the approximate amount of $300,000. With respect to the collection agency parties’ claims against Mr. Hicks, the arbitrator ruled in favor of Mr. Hicks. The arbitrator ruled against Mr. Hicks with respect to his abuse of process claim. In July 2008, the U.S. District Court confirmed the arbitrator’s May 2007 order and subsequent final award in favor of Mr. Hicks, with the exception of the award of prejudgment interest. This award has not been paid to Mr. Hicks. We do not know what other actions the collection agency parties may take, when Mr. Hicks will be paid the awards, or when we may receive reimbursement for any or all of the indemnification expenses we have incurred and continue to incur in these matters.

On July 10, 2007, a U.S. District Court Judge entered an order precluding Daniel C. Cadle, one of the collection agency parties, from engaging in 13 acts that the arbitrator found to be outrageous. On July 20, 2007, a County Court Judge in Jefferson County, Colorado, entered a Permanent Civil Protection Order against Daniel C. Cadle. The Protection Order requires that Mr. Cadle stay at least 250 yards from Mr. Hicks, his residences and our headquarters. On July 26, 2007, Mr. Cadle appealed the Civil Protection Order entered by the County Court Judge in Jefferson County, Colorado, to the State District Court. On January 15, 2008, the State District Court affirmed the Civil Protection Order entered by the County Court. On December 2, 2008, the Colorado Supreme Court denied Mr. Cadle’s request for further review. Thus, the Permanent Civil Protection Order remains in effect.
In July 2007, Mr. Hicks filed a motion for leave to file a second amended complaint and to refer claims to arbitration in which he alleged that certain of the collection agency parties, after the October 2006 arbitration hearing, continued to engage in conduct substantially similar to that upon which the arbitrator entered his compensatory and punitive damages order in May 2007. The collection agency parties opposed the relief sought by Mr. Hicks. On October 17, 2007, the court granted Mr. Hicks’ motion for leave to file a second amended complaint. A supplemental complaint asserting claims for defamation and outrageous conduct against certain of the collection agency parties was filed on October 29, 2007, in accordance with the court’s order. Those claims have been referred to arbitration.
The claims Mr. Hicks asserts in the arbitration are for defamation and outrageous conduct against the collection agency parties. Mr. Hicks has filed motions to attempt to narrow the issues to be heard based upon the findings made by the arbitrator in his May 2007 ruling. The collection agency parties have raised claims against Mr. Hicks for abuse of process, “frivolous and spurious lawsuit” and “attorneys’ fees.” Mr. Hicks filed a motion to dismiss the counterclaims. All counterclaims have been dismissed voluntarily or by order of the Arbitrator, except the Buckeye Respondents’ counterclaim for abuse of process. The arbitrator has set the matter for hearing commencing on August 10, 2009.
On October 7, 2008, the U.S. District Court entered judgment in favor of Mr. Hicks on both arbitration awards and certified the judgment as immediately appealable. The District Court reversed the Arbitrator’s Award of prejudgment interest. On October 14, 2008, the Clerk of Courts entered judgment as follows: in favor Mr. Hicks and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., jointly and severally, in the amount of $415,587; against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and Daniel C. Cadle, jointly and severally, for compensatory and punitive damages in the amount of $1.7 million; and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and William E. Shaulis, jointly and severally, for compensatory and punitive damages in the amount of $210,000; with post judgment interest accruing at the legal rate of 1.59%. The collection agency parties have appealed the judgment to the 10th Circuit Court of Appeals and Mr. Hicks has appealed the denial of his award of prejudgment interest. Briefing before the 10th Circuit is to be completed in May 2009.
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
By a letter to our Board of Directors dated February 13, 2006, Daniel C. Cadle, made allegations directed at us, Mr. Hicks, the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. Mr. Cadle threatened suit if he was not paid $10.3 million. We believe these allegations are absurd and completely without merit. To our knowledge, neither Mr. Cadle nor any of the other collection agency parties has sought to assert any such “claims” against us in the arbitration. We will vigorously contest any such litigation that may be brought against us by the collection agency parties.

In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. In December 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleged, among other items, that the defendants wasted and continued to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle sought a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys fees he incurred in this matter. Mr. Cadle also sought injunctive relief to prevent us from continuing to indemnify Mr. Hicks. In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007, and the plaintiff appealed the dismissal of the complaint to the 10th Circuit Court of Appeals. In April 2008, the 10th Circuit Court of Appeals affirmed the dismissal of the shareholder derivative complaint. In June 2008, the U.S. District Court denied our motion for attorneys’ fees in this case.
See Note 18 for a description of developments after December 31, 2008 on certain matters concerning the indemnification of our CEO.
Gotham/Primarius Complaint
In March 2007, Gotham Holdings, LP, Primarius Partners LP, Primarius Offshore Partners LTD., Primarius Focus LP and Primarius China Fund LP (collectively, the “Plaintiffs”) commenced an action in the United States District Court, Southern District of New York against us, MDB Capital Group (“MDB”) and Essex Woodlands Health Ventures (“Essex”). The case relates to sales made by Essex in December 2005 and February 2006 of approximately 9.1 million shares of our common stock to a number of investors, including the Plaintiffs. These sales occurred under a registration statement that we initially filed with the Securities and Exchange Commission in May 2005. Essex engaged a broker, MDB, in connection with the sales. We did not receive any proceeds from these sales.
The Plaintiffs allege claims under Section 10(b) of the Exchange Act and Rule 10b-5, Section 12 of the Securities Act, fraud with respect to alleged material misrepresentations and/or omissions of material fact and negligent misrepresentation in connection with the Plaintiffs’ purchase of our common stock. As they relate to us, the claims arise out of our SEC filings and presentations made by company management at the request of Essex, to Plaintiffs (or parties allegedly related to the Plaintiffs) in December 2005 and February 2006. Specifically, the claims relate to alleged misrepresentations by company management regarding the likelihood that an agreement we had with Hewitt Agreement would move to full implementation.
In July 2007, we filed a motion to dismiss the Gotham/Primarius complaint. The Plaintiffs responded by filing a first amended complaint in August 2007. In the first amended complaint, the Plaintiffs asserted the same four claims against us that they had made in the original complaint, and three new entities were added as plaintiffs (Willow Creek Capital Partners, LP, Willow Creek Capital Partners II, LP, and Willow Creek Offshore, Ltd.). We filed a motion to dismiss the first amended complaint in September 2007. In October 2007, the court granted our motion to dismiss the first amended complaint, with leave given to the Plaintiffs to file a second amended complaint.
In October 2007, the Plaintiffs filed a second amended complaint against us, which contained allegations that were substantially similar to those pled in the first amended complaint. We filed a motion to dismiss the second amended complaint in December 2007.
The court conducted oral argument on the motion to dismiss the second amended complaint in January 2008, at which time it denied our motion to dismiss the common law fraud and Section 10(b) claims, but deferred a decision on the Section 12 and negligent misrepresentation claims. In February 2008, the court issued an opinion dismissing the Section 12 claim, but maintaining the negligent misrepresentation claim because dismissal at that time was premature. We will have an opportunity to renew our argument once the court has decided which state’s law applies.
In December 2008, Plaintiffs moved to file a third amended complaint. Following argument on the motion, the court granted the Plaintiffs leave to file an amended complaint.
See Note 18 for a description of developments after December 31, 2008 on certain matters involving the Gotham/Primarius complaint.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

14. COMMITMENTS
We have entered into employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. We expense all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, or change in our ownership, we may be partially or wholly relieved of our financial obligations to such individuals. However, under certain circumstances, a change in control of the Company may provide significant and immediate enhanced compensation to the executives. At December 31, 2008, we were contractually obligated to pay base salary to these executives of approximately $1,181,000 through December 31, 2011.
We have entered into certain licensing and contractual agreements with various parties to access and use data from these parties for the purpose of providing various health information and resources on our websites. We have the ability to terminate these agreements upon certain conditions. Our remaining purchase obligations under these contracts at December 31, 2008 are approximately $0.5 million over a three-year period. For the years ended December 31, 2008, 2007 and 2006, amounts included in cost of ratings and advisory revenue for purchases under these agreements are approximately $362,000, $401,000 and $534,000, respectively.
15. EMPLOYEE BENEFIT PLAN
We maintain a defined contribution employee benefit plan (the “Benefit Plan”). The Benefit Plan covers substantially all of our employees and includes a qualified non-elective contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the Benefit Plan.
Expense under the Benefit Plan, including the qualified non-elective contribution, aggregated approximately $361,000, $305,000 and $237,000 for the years ended December 31, 2008, 2007 and 2006, respectively.
16. RELATED PARTY TRANSACTION
On August 13, 2007, we entered into a Consulting Services Agreement, subsequently amended on August 26, 2007, with OmniMedix Institute, a nonprofit corporation dedicated to improving quality, efficiency and equity of health care by fostering the proliferation and use of patient-centric health information technologies. The Chairman and Chief Executive Officer of OmniMedix Institute is J.D. Kleinke, a former member of our Board of Directors. Mr. Kleinke resigned from our Board effective March 7, 2008. The Consulting Services Agreement involves the development of a web-based pharmaceutical ratings survey instrument and reporting application for deployment and operation on our website. The aggregate monetary value of the Consulting Services Agreement is $157,000 which was payable over the term of the agreement. For the years ended December 31, 2008 and 2007, we paid $100,611 and $62,500, respectively, pursuant to the Consulting Services Agreement all of which is capitalized on our balance sheet within the financial statement line “Property and equipment, net.” All obligations under the Consulting Services Agreement have been satisfied as of December 31, 2008. No related party expense is included in the consolidated statements of income for the years ended December 31, 2008, 2007 or 2006.
17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007.

2008	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$9,129,817	$9,291,370	$10,023,373	$11,218,824
Other	5,992	6,113	6,684	6,163

Total revenue	9,135,809	9,297,483	10,030,057	11,224,987

Expenses:
Cost of ratings and advisory revenue	1,572,732	1,545,410	1,604,983	2,036,108

Gross margin	7,563,077	7,752,073	8,425,074	9,188,879

Operating expenses:
Sales and marketing	2,377,774	2,380,652	2,677,158	3,410,184
Product development	1,689,829	1,712,168	1,889,339	1,987,947
General and administrative	1,978,627	2,000,486	1,894,964	2,244,454

Income from operations	1,516,847	1,658,767	1,963,613	1,546,294

Other:
Interest income	201,110	127,291	94,428	6,928
Interest expense	(65)	(51)	(90)	(2,706)
Minority interest	104,291	79,866	53,069	66,778

Income before income taxes	1,822,183	1,865,873	2,111,020	1,617,294
Income tax expense	665,688	657,699	789,065	613,149

Net income	1,156,495	1,208,174	1,321,955	1,004,145

Net income per share (basic)	$0.04	$0.04	$0.05	$0.04

Weighted average shares outstanding (basic)	27,741,844	26,955,947	26,705,410	26,641,745

Net income per share (diluted)	$0.04	$0.04	$0.04	$0.03

Weighted average shares outstanding (diluted)	32,575,916	31,699,824	31,204,195	30,452,885

2007	March 31	June 30(1)	September 30		December 31
Revenue:
Ratings and advisory	$7,880,859	$8,033,201	$8,103,208		$8,724,342
Other	2,450	3,410,651	3,564		8,800

Total revenue	7,883,309	11,443,852	8,106,772		8,733,142

Expenses:
Cost of ratings and advisory revenue	1,358,069	1,283,689	1,212,626		1,469,288

Gross margin	6,525,240	10,160,163	6,894,146		7,263,854

Operating expenses:
Sales and marketing	2,032,781	2,209,384	2,333,067		2,572,679
Product development	1,230,906	1,347,447	1,346,859		1,566,513
General and administrative	2,380,306	942,324	1,914,726	(2)	1,767,558

Income from operations	881,247	5,661,008	1,299,494		1,357,104

Other:
Other	—	—	—	(2)	—
Interest income	229,958	479,507	333,151		288,287
Interest expense	(110)	(1,125)	(414)		(122)
Minority interest	53,590	78,413	97,644		98,188

Income before income taxes	1,164,685	6,217,803	1,729,875		1,743,457
Income tax expense	503,351	2,384,017	675,178		545,103

Net income	661,334	3,833,786	1,054,697		1,198,354

Net income per share (basic)	$0.02	$0.13	$0.04		$0.04

Weighted average shares outstanding (basic)	28,566,594	28,729,766	28,708,557		28,479,761

Net income per share (diluted)	$0.02	$0.11	$0.03		$0.04

Weighted average shares outstanding (diluted)	33,817,837	33,926,878	33,741,661		33,398,968

(1)	- Net income in June 2007 includes the arbitration award from Hewitt of approximately $2.8 million, net of tax.

(2)	- Other expense of $25,268 as filed in our Form 10-Q for the period ended September 30, 2007 was reclassified to general and administrative expense.
18. SUBSEQUENT EVENTS
Indemnification and Derivative Complaint
On February 11, 2009, the U.S. District Court in Colorado permitted registration of the judgment in the Northern District of Ohio, where there are assets of the defendants. Mr. Hicks retained counsel in Ohio to collect on the judgment. On February 27, 2009, the collection agency parties posted a cash supersedeas bond in an amount exceeding $2.3 million with the U.S. District Court in Colorado. Should Mr. Hicks prevail in the appeal, he may collect the amounts due him from the bond.
Gotham/Primarius Complaint
Plaintiffs filed the third amended complaint on February 17, 2009. The third amended complaint adds Kerry Hicks as a defendant and asserts claims against him for violation of Section 20(a) of the Exchange Act and for fraud. Aside from the addition of Mr. Hicks as defendant, the substantive allegations of the third amended complaint are the same as the second amended complaint.
Executive Officers of the Registrant
On February 4, 2009, Sarah Loughran provided notice of her intent to resign as Executive Vice President of the Company, effective March 9, 2009. Ms. Loughran was a “named executive officer” in the Company’s Proxy Statement related to the Company’s 2008 Annual Meeting of Stockholders. Ms. Loughran will continue employment with us as Vice President — Product Development.
The board of directors of the Company appointed Dr. Samantha Collier to replace Ms. Loughran as Chief Medical Officer/Executive Vice President, effective March 9, 2009. Dr. Collier is a board certified internist and served as the Company’s Senior Vice President of Medical Affairs/Chief Medical Officer.

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
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008. Grant Thornton LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008; their report is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Grades, Inc.
We have audited Health Grades, Inc. (a Delaware Corporation) and subsidiary’s (collectively, the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over financial reporting. Our responsibility is to express an opinion on Health Grades, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP Denver, Colorado
March 16, 2009

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in HealthGrades’ Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC 120 days after the end of the fiscal year ended December 31, 2008 (the “2009 Proxy Statement”) and is incorporated herein by reference.
The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information, as of December 31, 2008, regarding securities issuable under our stock based compensation plans.

Number of securities
remaining available
for future issuance
	Number of securities			under equity
	to be issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding securities
	outstanding options,		outstanding options,	reflected in column
	warrants and rights		warrants, rights and RSAs	(a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,301,765	(1)	$0.30	3,955,972

Equity compensation plans not approved by security holders	N/A			N/A

Total	6,301,765			3,955,972

(1)	1,725,360 of securities to be issued upon exercise relate to restricted stock awards not yet vested.
Other information required by this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this item will be included in our 2009 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
Schedule II — Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL	BALANCE AT	CHARGED TO	CHARGED TO			BALANCE AT
ACCOUNTS ON TRADE	BEGINNING	COSTS AND	OTHER			END OF
RECEIVABLES	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS		PERIOD

Year ended December 31, 2008	$19,207	$20,000	$—	$19,150	(1)	$20,057

Year ended December 31, 2007	$19,207	$—	$—	$—		$19,207

Year ended December 31, 2006	$4,207	$15,000	$—	$—		$19,207

(1)	Represents actual amounts charged against the allowance for the periods presented.
(b)	Exhibits.

The following is a list of exhibits filed as part of this annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 0-22019.

EXHIBIT
NUMBER		DESCRIPTION

2.1		Asset Purchase Agreement dated October 13, 2008 by and among HealthGrades, Inc. and Adviware Pty Ltd. (incorporated by reference to Exhibit 2.1 to our Form 8-K, filed on October 14, 2008)

3.1		Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001)

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1	*+	2006 Equity Compensation Plan Amended and Restated

10.1.2	*	Form of Grant Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1.2 to our Form 10-K for the year ended December 31, 2006)

10.3	*
Employment Agreement dated as of April 1, 1996 by and between Specialty Care Network, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-17627))

10.3.1	*
Amended and Restated Employment Agreement dated August 6, 2008 by and between Health Grades, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3.1 to our Form 10-Q for the quarter ended June 30, 2008)

10.3.2	*
Confidentiality and Non-Competition Agreement dated August 6, 2008 by and between Health Grades, Inc. and Kerry R. Hicks (incorporated by reference to Exhibit 10.3.2 to our Form 10-Q for the quarter ended June 30, 2008)

10.4.1	*
Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated March 1, 1996 (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File No. 333-17627))

10.4.2	*
Amendment to Employment Agreement between Specialty Care Network, Inc. and David Hicks, dated December 2, 1997. (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.5		Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc., Tenant. (incorporated by reference to exhibit 10.6 to our Form 10-K for the year ended December 31, 2005)

10.5.1		Building Lease Amendment (incorporated by reference to exhibit 10.5.1 to our Form 10-K for the year ended December 31, 2006)

10.6	*+	Directors Compensation

10.7	*	Steven D. Wood Offer of Employment Letter (incorporated by reference to exhibit 99.1 to our Form 8-K, filed on July 10, 2006)

21.1	+	List of subsidiaries of Registrant

23.1	+	Consent of Grant Thornton LLP

31.1	+	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	+	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	+	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	+	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	- Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

+	- Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.
Date: March 16, 2009	/s/ Kerry R. Hicks
Kerry R. Hicks
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kerry R. Hicks Kerry R. Hicks	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ Allen Dodge Allen Dodge	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer	March 16, 2009

/s/ Mary Boland Mary Boland	Director	March 16, 2009

/s/ Leslie S. Matthews, M.D. Leslie S. Matthews, M.D.	Director	March 16, 2009

/s/ John Quattrone John Quattrone	Director	March 16, 2009

EXHIBIT INDEX

10.1	*+	2006 Equity Compensation Plan Amended and Restated

10.6	*+	Directors Compensation

21.1	+	List of subsidiaries of Registrant

23.1	+	Consent of Grant Thornton LLP

31.1	+	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	+	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	+	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	+	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	- Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

+	- Filed herewith.