Form 10-Q
period 2009-03-31
HEALTH GRADES INC
filed 2009-05-11
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On May 1, 2009, 29,418,750 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	MARCH 31,	DECEMBER 31,
	2009	2008
	(Unaudited)

ASSETS
Cash and cash equivalents	$14,814,988	$11,327,741
Accounts receivable, net	6,618,512	9,563,163
Prepaid income taxes	—	12,603
Prepaid expenses and other	1,289,690	1,087,914

Total current assets	22,723,190	21,991,421

Property and equipment, net	2,913,487	2,451,210
Intangible assets, net	802,613	854,613
Goodwill	9,104,790	9,104,060
Deferred income taxes	787,445	683,866

Total assets	$36,331,525	$35,085,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$375,850	$224,252
Accrued payroll, incentive compensation and related expenses	2,610,037	3,352,294
Accrued expenses	626,385	629,359
Current portion of capital lease obligations	2,297	1,898
Current portion of deferred rent	81,716	—
Deferred revenue	18,592,896	19,713,079
Income taxes payable	953,148	—
Deferred income taxes	230,180	130,493

Total current liabilities	23,472,509	24,051,375

Long-term portion of capital lease obligations	397	984
Long-term portion of deferred rent	231,231	309,131

Total liabilities	23,704,137	24,361,490

Commitments and contingencies

Stockholders’ equity:
Health Grades, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 52,867,072 and 52,744,438 shares issued as of March 31, 2009 and December 31, 2008, respectively	52,866	52,743
Additional paid-in capital	98,593,990	98,242,403
Accumulated deficit	(52,389,942)	(54,026,164)
Treasury stock, 24,016,642 and 23,982,694 shares as of March 31, 2009 and December 31, 2008, respectively	(33,548,568)	(33,545,302)

Total Health Grades, Inc. equity	12,708,346	10,723,680
Noncontrolling interest	(80,958)	—

Total stockholders’ equity	12,627,388	10,723,680

Total liabilities and stockholders’ equity	$36,331,525	$35,085,170

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Ratings and advisory revenue	$12,383,883	$9,129,817
Other	5,013	5,992

Total revenue	12,388,896	9,135,809

Expenses:
Cost of ratings and advisory revenue	1,910,730	1,572,732

Gross margin	10,478,166	7,563,077

Operating expenses:
Sales and marketing	3,293,945	2,377,774
Product development	2,151,406	1,689,829
General and administrative	2,508,264	1,978,627

Income from operations	2,524,551	1,516,847

Other:
Interest income	7,079	201,110
Interest expense	(67)	(65)

Income before income taxes	2,531,563	1,717,892
Income tax expense	946,049	627,588

Net income	1,585,514	1,090,304
Net loss attributable to the noncontrolling interest, net of tax	50,708	66,191

Net income attributable to Health Grades, Inc.	$1,636,222	$1,156,495

Net income per common share (basic)	$0.06	$0.04	*

Weighted average number of common shares used in computation (basic)	27,228,819	29,078,090	*

Net income per common share (diluted)	$0.05	$0.03	*

Weighted average number of common shares used in computation (diluted)	30,640,208	33,793,491	*

*
Reflects the implementation of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” See “Recently Adopted Accounting Pronouncements” in Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES
Net income	$1,636,222	$1,156,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	415,719	279,197
Bad debt expense	19,943	—
Non-cash equity compensation expense	246,214	33,435
Tax benefit from stock option exercise	5,571	(162,516)
Deferred income taxes	(3,892)	15,384
Noncontrolling interest	(80,958)	(104,291)
Change in operating assets and liabilities:
Accounts receivable	2,924,708	3,162,415
Prepaid expenses and other assets	(206,099)	(81,276)
Accounts payable	151,598	(78,218)
Accrued payroll, incentive compensation and related expenses	(742,257)	(368,080)
Accrued expenses	(5,982)	275,820
Income taxes payable	961,348	582,827
Deferred revenue	(1,120,183)	(682,205)
Deferred rent	8,139	(16,163)

Net cash provided by operating activities	4,210,091	4,012,824

INVESTING ACTIVITIES
Purchase of property and equipment	(722,988)	(547,725)
Business acquisition costs	(730)	—

Net cash used in investing activities	(723,718)	(547,725)

FINANCING ACTIVITIES
Payments under capital lease obligations	(188)	(647)
Excess tax benefits from stock-based payment arrangements	(5,571)	162,516
Purchase of treasury stock	(3,266)	(6,461,356)
Exercise of common stock options	9,899	363,242

Net cash provided by (used in) financing activities	874	(5,936,245)

Net increase (decrease) in cash and cash equivalents	3,487,247	(2,471,146)
Cash and cash equivalents at beginning of period	11,327,741	23,369,368

Cash and cash equivalents at end of period	$14,814,988	$20,898,222

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain prior year balances have been reclassified in order to conform to current year presentation as a result of the adoption of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Health Grades, Inc. and our controlled subsidiary, Healthcare Credit Solutions LLC (collectively, the “Company”, “we”, “us” or “our”). All significant intercompany accounts have been eliminated in consolidation.
Recently Adopted Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfetitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. We retrospectively adopted FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 decreased the previously reported March 31, 2008 diluted earnings per share by $0.01 and had no effect on basic earnings per share for the three months ended March 31, 2009.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP measures. FSP FAS 142-3 became effective for us January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement became effective for us January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our financial position, cash flows or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. Pursuant to the transition provisions of SFAS 160, we adopted SFAS 160 on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our Condensed Consolidated Balance Sheet relates to a third party’s interest in our majority owned subsidiary, Healthcare Credit Solutions LLC. At December 31, 2008, the noncontrolling interest balance of $0 that was previously recorded as a minority interest in the mezzanine section of the Consolidated Balance Sheet has been reclassified to noncontrolling interest in the equity section of the Condensed Consolidated Balance Sheet. Noncontrolling interest in the amount of $104,291 on the Condensed Consolidated Statement of Income for the three months ended March 31, 2008 was originally presented before income tax expense. The retrospective presentation of SFAS 160 requires the noncontrolling interest to be presented after income tax expense, and we have presented noncontrolling interest net of income tax expense for the three months ended March 31, 2008. There was no impact on net income attributable to Health Grades, Inc. or the net income used in computing earnings per share.
In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. SFAS 162 became effective for us on January 1, 2009. The adoption of SFAS 162 did not have a material impact on our financial position, cash flows or results of operations.
NOTE 2 — INTERNALLY DEVELOPED SOFTWARE
In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $317,000 and $297,000 of software development costs incurred during the three months ended March 31, 2009 and 2008, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense related to internally developed software for the three months ended March 31, 2009 and 2008 was approximately $140,000 and $69,000, respectively.
NOTE 3 — LETTER OF CREDIT
In connection with the lease we executed in December 2004 for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount of the standby letter of credit, as required by the lease, was decreased to $45,000 on February 15, 2009.
As of March 31, 2009, the available amount of the standby letter of credit was $45,000. The amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
NOTE 4 — LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the three months ended March 31, 2009, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $184,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.

The executive officers personally borrowed money from our principal lending bank in order to fund the December 1999 loans to us. In early 2001, the bank claimed that Mr. Hicks was obligated to pay amounts owed to the bank by a former executive officer who was unable to fully repay his loan; Mr. Hicks denied this obligation. In October 2002, the bank sold the note to an affiliate of a collection agency (the collection agency and the affiliate are collectively referred to as the “collection agency”). Although the bank informed the collection agency in July 2003 of the bank’s conclusion that Mr. Hicks was not obligated under the former executive’s promissory note issued to the bank, the collection agency commenced litigation in September 2003 in Tennessee federal district court to collect the remaining balance of approximately $350,000 on the note and named Mr. Hicks as a defendant. On motion by Mr. Hicks, the court action was stayed, and Mr. Hicks commenced an arbitration proceeding against the collection agency in October 2003, seeking an order that he had no liability under the note and asserting claims for damages. The bank was added as a party in March 2004.
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
In April 2005, the arbitrator ruled that the collection agency was liable to Mr. Hicks in the amount of $400,000 for emotional distress and other maladies as well as attorneys’ fees in the amount of $15,587 with interest as a result of the collection agency’s abuse of process in initiating the action in Tennessee federal district court. The arbitrator determined that the bank had no liability.
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
On October 7, 2008, the U.S. District Court entered judgment in favor of Mr. Hicks on both arbitration awards and certified the judgment as immediately appealable. The District Court reversed the Arbitrator’s award of prejudgment interest. On October 14, 2008, the Clerk of Courts entered judgment as follows: in favor of Mr. Hicks and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., jointly and severally, in the amount of $415,587; against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and Daniel C. Cadle, jointly and severally, for compensatory and punitive damages in the amount of $1.7 million; and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and William E. Shaulis, jointly and severally, for compensatory and punitive damages in the amount of $210,000; with post judgment interest accruing at the legal rate of 1.59%. The collection agency parties have appealed the judgment to the 10th Circuit Court of Appeals and Mr. Hicks has appealed the denial of his award of prejudgment interest. Briefing before the 10th Circuit is to be completed in June 2009.
On February 11, 2009, the U.S. District Court in Colorado permitted registration of the judgment in the Northern District of Ohio, where Mr. Hicks believes there are assets of the collection agency parties. Mr. Hicks retained counsel in Ohio to collect on the judgment. On February 27, 2009, the collection agency parties posted a cash supersedeas bond in an amount exceeding $2.3 million with the U.S. District Court in Colorado. If Mr. Hicks prevails in the appeal, he may collect the amounts due him from the bond.
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

Gotham/Primarius Complaint
In March 2007, Gotham Holdings, LP, Primarius Partners LP, Primarius Offshore Partners LTD., Primarius Focus LP and Primarius China Fund LP (collectively, the “Plaintiffs”) commenced an action in the United States District Court, Southern District of New York against us, MDB Capital Group (“MDB”) and Essex Woodlands Health Ventures (“Essex”). The case relates to sales made by Essex in December 2005 and February 2006 of approximately 9.1 million shares of our common stock to a number of investors, including the Plaintiffs. These sales occurred under a registration statement that we initially filed with the Securities and Exchange Commission (the “SEC”) in May 2005. Essex engaged a broker, MDB, in connection with the sales. We did not receive any proceeds from these sales.
The Plaintiffs allege claims under Section 10(b) of the Exchange Act and Rule 10b-5, Section 12 of the Securities Act, fraud with respect to alleged material misrepresentations and/or omissions of material fact and negligent misrepresentation in connection with the Plaintiffs’ purchase of our common stock. As they relate to us, the claims arise out of our SEC filings and presentations made by company management at the request of Essex, to Plaintiffs (or parties allegedly related to the Plaintiffs) in December 2005 and February 2006. Specifically, the claims relate to alleged misrepresentations by company management regarding the likelihood that an agreement we had with Hewitt Associates would move to full implementation.
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
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these other actions are unlikely to materially affect our financial position.

NOTE 5 — COMMON STOCK
Equity Compensation Plan
A summary of stock option activity for the three months ended March 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2008	4,576,405	$0.41
Granted	—	—
Exercised	(7,734)	1.28
Forfeited	—	—
Expired	(4,000)	4.40

Outstanding at March 31, 2009	4,564,671	$0.41	2.60	$7,675,191

Vested or expected to vest at March 31, 2009	4,564,671	$0.41	2.60	$7,675,191

Exercisable at March 31, 2009	4,550,921	$0.40	2.59	$7,675,191

A summary of the status of nonvested restricted stock activity for the three months ended March 31, 2009 is as follows:

	Number of	Weighted Average
	Restricted Stock	Grant-Date Fair
	Awards	Value Per Share

Nonvested at December 31, 2008	1,725,360	$4.15
Granted	114,900	2.17
Vested	(4,471)	5.51
Forfeited	(32,488)	3.30

Nonvested at March 31, 2009	1,803,301	$4.04

Expected to vest at March 31, 2009	687,660	$3.84

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense are as follows for the three months ended March 31:

	2009	2008
Cost of ratings and advisory revenue	$27,315	$28,298
Sales and marketing	105,863	(8,562)
Product development	28,069	30,879
General and administrative	84,967	(17,180)

Total stock-based compensation expense	$246,214	$33,435

NOTE 6 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2009	2008
Numerator for both basic and diluted earnings per share:
Net income attributable to Health Grades, Inc.	$1,636,222	$1,156,495

Denominator:
Denominator for basic net income per common share—weighted average shares	27,228,819	29,078,090
Effect of dilutive securities:
Stock options, warrants and restricted stock awards	3,411,389	4,715,401

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	30,640,208	33,793,491

Net income per common share (basic)	$0.06	$0.04

Net income per common share (diluted)	$0.05	$0.03

For the three months ended March 31, 2009, the number of our common shares issued increased by 7,734 shares due to the exercise of stock options. For the three months ended March 31, 2009, we received approximately $10,000 in payment of the exercise price of the options. We also record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the awards. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote such shares and some RSA holders have the right to receive any dividends or other distributions paid on such shares. For the three months ended March 31, 2009, our common shares issued and outstanding increased by 114,900 shares due to restricted stock awards. During the three months ended March 31, 2008, the number of our common shares issued and outstanding increased by 215,378 shares due to the exercise of stock options. For the three months ended March 31, 2008, we received approximately $0.4 million in payment of the exercise price of the options. For the three months ended March 31, 2008, the number of our common shares issued and outstanding increased by 17,050 shares due to restricted stock awards.
7. BUSINESS ACQUISITION
In October 2008, we completed the acquisition of certain operating assets of Adviware Pty Ltd. (“Adviware”), a provider of medical and health information for consumers and health professionals via the websites www.WrongDiagnosis.com and www.CureResearch.com. This transaction was accounted for as a business combination. The purchase price was approximately $6.7 million, paid in cash, including direct transaction costs of approximately $0.5 million.
We are obligated to pay to Adviware contingent cash consideration of up to $1.2 million annually for 2009 and 2010 based on certain future levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid.
The results of operations from the Adviware acquisition have been included in the condensed consolidated financial statements as of the acquisition date of October 13, 2008. Supplemental information on an unaudited pro forma basis, as if the Adviware acquisition had been consummated at the beginning of each of the periods presented, is as follows:

	Three Months Ended March 31,
	2009	2008
	(unaudited)
Revenue	$12,383,883	$9,472,358
Net income attributable to Health Grades, Inc.	$1,636,222	$1,169,259
Net income per share — diluted	$0.05	$0.03
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
NOTE 8 — INCOME TAXES
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
Upon adoption, and as of March 31, 2009, we had no unrecognized tax benefits — that is, the tax effect of differences between tax return positions and the benefits recognized in our financial statements. We are subject to income taxes in the U.S. federal jurisdiction and various states. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.

NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $27,101 and $67,542 for the three months ended March 31, 2009 and 2008, respectively. Cash paid for interest expense amounted to $67 and $38 for the three months ended March 31, 2009 and 2008, respectively.
Non-cash financing and investing are as follows for the three months ended March 31:

	2009	2008
Property and equipment included in accrued expenses	$3,008	$—
Data acquired with stock warrants	100,000	—
Purchase of treasury shares included in accrued expenses	—	259,107
Property and equipment acquired with capital lease	—	1,628
The purchase of treasury shares represents non-cash financing activities as a result of transactions that were initiated prior to March 31, 2008 but were paid and settled in April 2008.
NOTE 10 — RELATED PARTY TRANSACTIONS
On March 17, 2009, Mats Wahlström was named a director of the Company. Mr. Wahlström is co-CEO of Fresenius Medical Care North America (“FMCNA”) and President and CEO of Fresenius Medical Services. We provide services to FMCNA pursuant to an Internet Agreement (the “Agreement”) which became effective June 1, 2008. Under the Agreement, FMCNA sponsors the physician-quality reports of all their practicing nephrologists found on www.healthgrades.com, and pays the Company approximately $1.9 million annually. For the three months ended March 31, 2009 and 2008, we recognized approximately $515,000 and $0 of revenue in connection with the Agreement.
NOTE 11 — SUBSEQUENT EVENTS
Stock Option Exercise

On April 17, 2009, our Chief Executive Officer, Kerry Hicks, exercised 475,000 non-qualified stock options with an exercise price of $0.5625 per share, for a total of approximately $267,000.
Line of Credit

On April 13, 2009, we entered into $5.0 million Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit maturing on April 13, 2011. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at April 13, 2009. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and minimum operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit t are immediately due and payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning sufficiency of available funds, contingent consideration payable and exercises of stock options account are “forward looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and as referenced under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention — We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 reflected our success in several Provider Services product areas. We continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”), Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs and improved our retention rate for existing clients.
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
For the three months ended March 31, 2009, we retained or signed new contracts representing approximately 83% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 73% for the three months ended March 31, 2008. This increase in contracts retained is primarily a result of our efforts to ensure that our clients view us as strategic partners. For contracts that expired at the end of their three-year term, our retention rate is lower, especially with respect to our QAI clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract.

RESULTS OF OPERATIONS
Revenue Overview

	Three Months Ended March 31,
Product Area	2009	2008
Provider Services	$7,955,493	$6,938,724
Internet Business Group	3,838,618	1,715,401
Strategic Health Solutions	589,772	475,692

Total	$12,383,883	$9,129,817

We provide revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our quality reports to consumers, revenue from our Connecting Point program (formerly known as Internet Patient Acquisition™) and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consulting firms, payers and others.
Ratings and advisory revenue. Ratings and advisory revenue for the three months ended March 31, 2009 increased $3.3 million, or 36%, to $12.4 million from $9.1 million for the three months ended March 31, 2008. The revenue growth was principally driven by an increase of $2.1 million, or 124%, from our Internet Business Group compared to the three months ended March 31, 2008 and $1.0 million, or 15%, from our Provider Services business compared to the three months ended March 31, 2008.
Provider Services
For the three months ended March 31, 2009, Provider Services revenue was $8.0 million, an increase of $1.0 million, or 15%, over the same period of 2008. This increase reflects increased revenues from both our marketing and quality-improvement products. For the three months ended March 31, 2009 and 2008, 32% and 24%, respectively, of all new sales in Provider Services were to existing clients. For the three months ended March 31, 2009 and 2008, we retained or signed new contracts representing approximately 83% and 73%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.
Internet Business Group

For the three months ended March 31, 2009, Internet Business Group revenue was $3.8 million, an increase of $2.1 million, or 124%, over the same period of 2008. This increase in revenue is a result of strong growth from all products in the Internet Business Group. For the three months ended March 31, 2009, our internet advertising and sponsorship revenue included approximately $0.8 million from www.WrongDiagnosis.com, the website acquired from Adviware in October 2008. In addition, revenue from Connecting Point included approximately $0.5 million related to our agreement with Fresenius Medical Care North America, signed in June 2008. Revenue from quality reports to consumers also increased due to sales of our Watchdog subscription services.
Strategic Health Solutions
For the three months ended March 31, 2009, Strategic Health Solutions revenue was $0.6 million, an increase of $0.1 million, or 24%, over the same period of 2008.
Cost of ratings and advisory revenue. For the three months ended March 31, 2009, cost of ratings and advisory revenue was $1.9 million, or 15% of ratings and advisory revenue, compared to $1.6 million, or 17% of ratings and advisory revenue, for the three months ended March 31, 2008. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due in part to the cost to acquire data remaining relatively flat. In addition, sales consultant costs have been relatively consistent while ratings and advisory revenue have increased.
Sales and marketing costs. Sales and marketing costs for the three months ended March 31, 2009 were $3.3 million, or 27% of ratings and advisory revenue. Sales and marketing costs were $2.4 million, or 26% of ratings and advisory revenue, for the three months ended March 31, 2008. The increase in sales and marketing costs in the three months ended March 31, 2009 over the same period in 2008 is mainly due to the increase in commission expenses which are recorded upon contract execution. In addition, sales and marketing expenses increased to promote internet advertising on our websites at www.WrongDiagnosis.com and www.CureResearch.com, which we acquired in October 2008.

Product development costs. Product development costs for the three months ended March 31, 2009 were $2.2 million, or 17% of ratings and advisory revenue. Product development costs were $1.7 million, or 18% of ratings and advisory revenue, for the three months ended March 31, 2008. This increase is principally due to additional personnel hired to support product development efforts, including both the improvement of existing products and the development of new product offerings. In particular, we added personnel to focus on advertising initiatives, as well as several projects that are in process with our search engine partners. We also continue to invest in initiatives to both improve our existing data, as well as bring new and actionable data to consumers. In addition, we continue to invest in the improvement of physician data. The physician data that we maintain relates to nearly 800,000 physicians. We continue to acquire new physician data and refine our data-matching process to improve both the impact and the accuracy of this information.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2009 were $2.5 million, or 20% of ratings and advisory revenue. General and administrative expenses were $2.0 million, or 22% of ratings and advisory revenue, for the three months ended March 31, 2008. This increase is principally due to additional personnel and additional leased office space.
Operating income. Operating income for the three months ended March 31, 2009 was $2.5 million, a $1.0 million increase, or 66%, over the three months ended March 31, 2008.
Noncontrolling interest. Noncontrolling interest, net of tax, which represents HealthCo, LLC’s share of the operating loss of Healthcare Credit Solutions, LLC, was $51,000 for the three months ended March 31, 2009 compared to $66,000 for the three months ended March 31, 2008.
Income taxes. Income taxes increased to $946,000 for the three months ended March 31, 2009 from $628,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009 and 2008, our effective income tax rate was approximately 37%.
Net income attributable to Health Grades, Inc. As a result of the foregoing, net income attributable to Health Grades, Inc. for the three months ended March 31, 2009 was $1.6 million or $0.05 per diluted share, compared to $1.2 million or $0.03 per diluted share, for the same period of 2008.
Recently Adopted Accounting Pronouncements
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfetitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. We retrospectively adopted FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 decreased the previously reported March 31, 2008 diluted earnings per share by $0.01 and had no effect on basic earnings per share for the three months ended March 31, 2008.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP measures. FSP FAS 142-3 became effective for us January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement became effective for us January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our financial position, cash flows or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. Pursuant to the transition provisions of SFAS 160, we adopted SFAS 160 on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our Condensed Consolidated Balance Sheet relates to a third party’s interest in our majority owned subsidiary, Healthcare Credit Solutions LLC. At December 31, 2008, the noncontrolling interest balance of $0 that was previously recorded as a minority interest in the mezzanine section of the Consolidated Balance Sheet has been reclassified to noncontrolling interest in the equity section of the Condensed Consolidated Balance Sheet. Noncontrolling interest in the amount of $104,291 on the Condensed Consolidated Statement of Income for the three months ended March 31, 2008 was originally presented before income tax expense. The retrospective presentation of SFAS 160 requires the noncontrolling interest to be presented after income tax expense, and we have presented noncontrolling interest net of income tax expense for the three months ended March 31, 2008. There was no impact on net income attributable to Health Grades, Inc. or the net income used in computing earnings per share.
In May 2008, the FASB issued Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 was issued to include the GAAP hierarchy in the accounting literature established by the FASB. SFAS 162 became effective for us on January 1, 2009. The adoption of SFAS 162 did not have a material impact on our financial position, cash flows or results of operations.
There were no other new accounting pronouncements issued during the three months ended March 31, 2009 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2009, we had $14.8 million in cash and cash equivalents, a 31% increase from the balance at December 31, 2008. The increase is due to $4.2 million of cash provided by operations, which was partially offset by $0.7 million from purchases of property and equipment during the three months ended March 31, 2009.
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit intended to provide an additional source of funding for any future acquisitions and to supplement liquidity, if needed. The total amount available on the revolving line of credit is $5.0 million. Interest will be charged at the greater of 5% or the bank’s prime rate plus 0.5%. The outstanding balance is collateralized by substantially all of our assets, and we are required to maintain certain financial ratios and operating income.
As of March 31, 2009, we had a working capital deficit of $0.7 million, a decrease of $1.3 million from working capital deficit of $2.1 million as of December 31, 2008. Included in current liabilities as of March 31, 2009 is $18.6 million in deferred revenue, which principally represents contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services. We also have available a standby letter of credit with Silicon Valley Bank in the amount of approximately $45,000, which was provided in January 2005 in connection with our entry into a lease for our office in Golden, Colorado. This standby letter of credit is secured by the cash and cash equivalents we maintain with Silicon Valley Bank. We currently have no other credit arrangements.
For the three months ended March 31, 2009, cash provided by operations was $4.2 million compared to cash provided by operations of $4.0 million for the three months ended March 31, 2008, an increase of $0.2 million. Net cash flow used in investing activities was $0.7 million for the three months ended March 31, 2009, compared to $0.5 million for the three months ended March 31, 2008, an increase of cash used of $0.2 million. During the three months ended March 31, 2009 and 2008, we incurred $0.7 million and $0.5 million, respectively, in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. For the three months ended March 31, 2009, net cash flow provided by financing activities was $1,000. For the three months ended March 31, 2008, net cash flow used in financing activities was $5.9 million. Included in cash flow used in financing activities for the three months ended March 31, 2008 was $6.5 million in purchases of treasury stock that were primarily made under our stock repurchase program. We did not repurchase any of our shares of common stock under our stock repurchase program during the three months ended March 31, 2009.

Since June 22, 2006 and through March 31, 2009, under a stock repurchase program approved by our board of directors, we have repurchased 4,242,202 shares of our common stock for an aggregate purchase price of $19,572,461, which includes commissions and fees of $169,936. As of March 31, 2009, we have 757,798 shares remaining under the stock repurchase program.
During the three months ended March 31, 2009, the number of our common shares issued increased by 7,734 shares due to the exercise of stock options. We received approximately $10,000 in cash from the exercise of these stock options. As of March 31, 2009, we have outstanding options to purchase approximately 4.6 million shares of our common stock, at a weighted average exercise price of $0.40 per share. Therefore, we anticipate that additional options will be exercised. We also record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the award. During the restriction period, a grantee of an RSA may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote these shares. Some RSA holders have the right to receive dividends or other distributions paid on the shares underlying the RSAs. For the three months ended March 31, 2009, our common shares issued increased by 114,900 shares due to RSA grants.
We are obligated to pay contingent consideration with respect to the acquisition of the websites www.WrongDiagnosis.com and www.CureResearch.com of up to $1.2 million annually for 2009 and 2010 based on certain future levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid. We currently anticipate our 2009 contingent consideration obligation to be approximately $600,000, or 50%, of the maximum amount payable for 2009. Our anticipated amount is subject to change based upon actual results for the twelve months ended December 31, 2009.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal, maintain substantial liquidity and achieve an acceptable rate of return. We seek to achieve this objective through an investment policy that establishes guidelines of eligible types of securities and credit requirements for each investment.
Changes in prevailing interest rates will cause the market value of our investments to fluctuate. To minimize this risk, we maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of March 31, 2009, our total investment in these accounts amounted to $12.1 million. This amount is included in the cash and cash equivalents on our balance sheet. For the three months ended March 31, 2009, interest earned on these accounts was $7,000.
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
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
Reference is made to the disclosure in our Form 10-K for the year ended December 31, 2008 under Item 3, “Legal Proceedings,” relating to the indemnification of our Chief Executive Officer and the derivative action brought by Daniel C. Cadle in December 2006. See also the disclosure in Note 4 of the notes to the condensed consolidated financial statements contained in this report.
Gotham/Primarius Complaint
Reference is made to the disclosure in our Form 10-K for the year ended December 31, 2008 under Item 3, “Legal Proceedings,” relating to the Gotham/Primarius litigation. See also the disclosure in Note 4 of the notes to the condensed consolidated financial statements contained in this report.
ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer to our Form 10-K for the year ended December 31, 2008 for information concerning risks and uncertainties that could negatively impact us.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On January 16, 2009, we issued warrants to purchase 125,000 shares of our common stock. The warrants were issued to the majority member of Alijor, LLC, as consideration for our acquisition of Alijor, LLC. Each warrant entitles the holder to purchase one share of our common stock at $5.00 per share until January 16, 2014. We issued the warrants to an “Accredited Investor” in reliance on Section 506 of Regulation D of the United States Securities Act of 1933, as amended.
Issuer Repurchases of Equity Securities
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the repurchase program, purchases may be made at management’s discretion from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2009, we did not repurchase any shares of our common stock. From the inception of the repurchase program through March 31, 2009, we have repurchased 4,242,202 shares of our common stock recorded as treasury stock at an average purchase price per share of $4.61, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936.
The following chart provides information regarding common stock purchases by us for the three months ended March 31, 2009.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs

January 1, 2009 through January 31, 2009	227	$2.06	—	757,798

February 1, 2009 through February 28, 2009	777	2.34	—	757,798

March 1, 2009 through March 31, 2009	456	2.15	—	757,798

Total	1,460	$2.24	—	757,798

(1)	Includes shares purchased representing the portion of employee payroll taxes associated with vested restricted stock awards.

ITEM 6. EXHIBITS
Exhibits —

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: May 11, 2009	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President/CFO