Form 10-Q
period 2009-06-30
HEALTH GRADES INC
filed 2009-08-10
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On August 1, 2009, 29,742,075 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	JUNE 30,	DECEMBER 31,
	2009	2008
	(Unaudited)

ASSETS
Cash and cash equivalents	$13,733,230	$11,327,741
Accounts receivable, net	5,876,123	9,563,163
Prepaid income taxes	—	12,603
Prepaid expenses and other	1,017,933	1,087,914

Total current assets	20,627,286	21,991,421

Property and equipment, net	3,055,925	2,451,210
Intangible assets, net	750,613	854,613
Goodwill	9,104,790	9,104,060
Deferred income taxes	884,573	683,866

Total assets	$34,423,187	$35,085,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$269,662	$224,252
Accrued payroll, incentive compensation and related expenses	2,429,599	3,352,294
Accrued expenses	665,407	629,359
Current portion of capital lease obligations	2,131	1,898
Current portion of deferred rent	160,829	—
Deferred revenue	15,071,435	19,713,079
Income taxes payable	419,396	—
Deferred income taxes	118,474	130,493

Total current liabilities	19,136,933	24,051,375

Long-term portion of capital lease obligations	—	984
Long-term portion of deferred rent	168,589	309,131

Total liabilities	19,305,522	24,361,490

Commitments and contingencies

Stockholders’ equity:
Health Grades, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 53,610,172 and 52,744,438 shares issued as of June 30, 2009 and December 31, 2008, respectively	53,609	52,743
Additional paid-in capital	99,409,705	98,242,403
Accumulated deficit	(50,658,493)	(54,026,164)
Treasury stock, 24,220,258 and 23,982,694 shares as of June 30, 2009 and December 31, 2008, respectively	(33,552,489)	(33,545,302)

Total Health Grades, Inc. equity	15,252,332	10,723,680
Noncontrolling interest	(134,667)	—

Total stockholders’ equity	15,117,665	10,723,680

Total liabilities and stockholders’ equity	$34,423,187	$35,085,170

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2009	2008		2009	2008

Revenue:
Ratings and advisory revenue	$12,476,011	$9,291,370		$24,859,894	$18,421,187
Other	6,012	6,113		11,025	12,105

Total revenue	12,482,023	9,297,483		24,870,919	18,433,292

Expenses:
Cost of ratings and advisory revenue	1,819,329	1,545,410		3,730,059	3,118,142

Gross margin	10,662,694	7,752,073		21,140,860	15,315,150

Operating expenses:
Sales and marketing	3,077,792	2,380,652		6,371,737	4,758,426
Product development	2,245,227	1,712,168		4,396,633	3,401,997
General and administrative	2,687,349	2,000,486		5,195,613	3,979,113

Income from operations	2,652,326	1,658,767		5,176,877	3,175,614

Other:
Interest income	6,598	127,291		13,677	328,401
Interest expense	(545)	(51)		(612)	(116)
Equity earnings of investment	34,000	—		34,000	—

Income before income taxes	2,692,379	1,786,007		5,223,942	3,503,899
Income tax expense	1,044,889	695,799		1,990,938	1,323,387

Net income	1,647,490	1,090,208		3,233,004	2,180,512
Net loss attributable to the noncontrolling interest, net of tax	83,959	117,966		134,667	184,157

Net income attributable to Health Grades, Inc.	$1,731,449	$1,208,174		$3,367,671	$2,364,669

Net income per common share (basic)	$0.06	$0.04	*	$0.12	$0.08	*

Weighted average number of common shares used in computation (basic)	27,620,616	28,297,065	*	27,425,797	28,687,585	*

Net income per common share (diluted)	$0.06	$0.04	*	$0.11	$0.07	*

Weighted average number of common shares used in computation (diluted)	31,075,566	32,904,871	*	30,878,668	33,347,481	*

*
Reflects the implementation of FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities.” See “Recently Adopted Accounting Pronouncements” in Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$3,367,671	$2,364,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850,724	568,850
Bad debt expense	86,246	—
Non-cash equity compensation expense	509,957	80,608
Tax benefit from stock option exercise	(213,800)	(171,339)
Deferred income taxes	(212,726)	(116,804)
Noncontrolling interest	(134,667)	(184,157)
Change in operating assets and liabilities:
Accounts receivable	3,600,794	2,797,374
Prepaid expenses and other assets	65,658	101,220
Accounts payable	45,410	(116,271)
Accrued payroll, incentive compensation and related expenses	(922,695)	(259,802)
Accrued expenses	(75,770)	428,820
Income taxes payable	649,673	511,130
Deferred revenue	(4,641,644)	(2,724,733)
Deferred rent	24,610	(33,521)

Net cash provided by operating activities	2,999,441	3,246,044

INVESTING ACTIVITIES
Purchase of property and equipment	(1,139,621)	(794,098)
Business acquisition costs	(730)	—

Net cash used in investing activities	(1,140,351)	(794,098)

FINANCING ACTIVITIES
Payments under capital lease obligations	(751)	(1,522)
Excess tax benefits from stock-based payment arrangements	213,800	171,339
Exercise of common stock options	340,537	364,522
Purchase of treasury stock	(7,187)	(7,719,934)

Net cash provided by (used in) financing activities	546,399	(7,185,595)

Net increase (decrease) in cash and cash equivalents	2,405,489	(4,733,649)
Cash and cash equivalents at beginning of period	11,327,741	23,369,368

Cash and cash equivalents at end of period	$13,733,230	$18,635,719

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Recently Adopted Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions that occurred after the balance sheet date in its financial statements and the disclosures that an entity shall make about the events or transactions that occurred after the balance sheet date. SFAS 165 became effective for us on June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, cash flows or results of operations.
In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfetitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. We retrospectively adopted FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 decreased our previously reported basic earnings per share for the six months ended June 30, 2008 by $0.01 and had no effect on diluted earnings per share for the six months ended June 30, 2008 or the previously reported basic or diluted earnings per share for the three months ended June 30, 2008.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP measures. FSP FAS 142-3 became effective for us on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for us on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our financial position, cash flows or results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. Pursuant to the transition provisions of SFAS 160, we adopted SFAS 160 on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our Condensed Consolidated Balance Sheet relates to a third party’s interest in our majority owned subsidiary, Healthcare Credit Solutions LLC. At December 31, 2008, the noncontrolling interest balance of $0 that was previously recorded as a minority interest in the mezzanine section of the Consolidated Balance Sheet has been reclassified to noncontrolling interest in the equity section of the Condensed Consolidated Balance Sheet. Noncontrolling interest for the three and six months ended June 30, 2008 in the amount of $117,966 and $184,157, respectively, on the Condensed Consolidated Statement of Income originally presented before income tax expense. The retrospective presentation of SFAS 160 requires the noncontrolling interest to be presented after income tax expense, and we have presented noncontrolling interest net of income tax expense for the three and six months ended June 30, 2008. There was no impact on net income attributable to Health Grades, Inc. or the net income used in computing earnings per share.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, Amendments to FASB Interpretation 46(R) (“SFAS 167). SFAS 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. SFAS 167 also addresses the effect of changes required by SFAS 166 on FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and concerns regarding the application of certain provisions of Interpretation No. 46(R), including concerns that the accounting and disclosures under the Interpretation do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS 167 is effective for interim and annual periods that begin after November 15, 2009. We do not expect the application of SFAS 167 will have a material impact on our financial position, cash flows or operating results.
NOTE 2 — INTERNALLY DEVELOPED SOFTWARE
In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $559,000 and $490,000 of software development costs incurred during the six months ended June 30, 2009 and 2008, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense related to internally developed software for the three and six months ended June 30, 2009 was approximately $148,000 and $292,000, respectively, and approximately $81,000 and $149,000 for the three and six months ended June 30, 2008, respectively.

NOTE 3 — LINE OF CREDIT AND LETTER OF CREDIT
Line of Credit
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at June 30, 2009. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and minimum operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable.
As of June 30, 2009, we had $0 outstanding on the line of credit.
Letter of Credit
In connection with the lease we executed in December 2004 for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount of the standby letter of credit, as required by the lease, was decreased to $45,000 on February 15, 2009.
As of June 30, 2009, the available amount of the standby letter of credit was $45,000. The amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
NOTE 4 — LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the six months ended June 30, 2009, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $436,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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

See Note 11 for an update on certain matters involving the indemnification of our Chief Executive Officer.
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
In addition, in September and October 2006, our Board of Directors and our counsel received communications from counsel to Daniel C. Cadle demanding a review of the indemnification payments made by us on Mr. Hicks’ behalf and raising certain other issues. In December 2006, Daniel C. Cadle filed a putative shareholder derivative complaint in the U.S. District Court for the District of Colorado against several of our current and former members of our Board of Directors, Mr. Hicks and our Chief Financial Officer (collectively, the “defendants”). Mr. Cadle alleged, among other items, that the defendants wasted and continued to waste corporate assets and opportunities by permitting the indemnification described above, that Mr. Hicks converted assets properly belonging to us and our stockholders to his own use and benefit by accepting the indemnification payments and that the defendants violated Colorado and Delaware state and federal law by concealing material information or making materially misleading statements in our quarterly and annual financial reports regarding these matters. Mr. Cadle sought a recovery to our company of the attorneys fees paid to indemnify Mr. Hicks, participatory damages to himself personally as well as any attorneys’ fees he incurred in this matter. Mr. Cadle also sought injunctive relief to prevent us from continuing to indemnify Mr. Hicks. In April 2007, the defendants filed a motion to dismiss the shareholder derivative complaint. The defendants’ motion to dismiss the shareholder derivative complaint was granted by the U.S. District Court in June 2007, and the plaintiff appealed the dismissal of the complaint to the 10th Circuit Court of Appeals. In April 2008, the 10th Circuit Court of Appeals affirmed the dismissal of the shareholder derivative complaint. In June 2008, the U.S. District Court denied our motion for attorneys’ fees in this case.
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
NOTE 5 — COMMON STOCK
Equity Compensation Plan
A summary of stock option activity for the six months ended June 30, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2008	4,576,405	$0.41
Granted	—	—
Exercised	(509,234)	0.67
Forfeited	—	—
Expired	(6,667)	4.08

Outstanding at June 30, 2009	4,060,504	$0.38	2.65	$14,410,207

Vested or expected to vest at June 30, 2009	4,060,504	$0.38	2.65	$14,410,207

Exercisable at June 30, 2009	4,046,754	$0.36	2.64	$14,410,207

A summary of the status of nonvested restricted stock activity for the six months ended June 30, 2009 is as follows:

	Number of	Weighted Average
	Restricted Stock	Grant-Date Fair
	Awards	Value Per Share

Nonvested at December 31, 2008	1,725,360	$4.15
Granted	356,500	2.71
Vested	(8,482)	5.62
Forfeited	(234,865)	3.82

Nonvested at June 30, 2009	1,838,513	$3.91

Expected to vest at June 30, 2009	747,826	$3.69

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense are as follows for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of ratings and advisory revenue	$27,324	$11,396	$54,638	$39,694
Sales and marketing	114,555	(17,983)	220,418	(26,544)
Product development	29,230	13,035	57,300	43,914
General and administrative	92,634	40,724	177,601	23,544

Total stock-based compensation expense	$263,743	$47,172	$509,957	$80,608

NOTE 6 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008(1)	2009	2008(1)
Numerator for both basic and diluted earnings per share:
Net income	$1,731,449	$1,208,174	$3,367,671	$2,364,669

Denominator:
Denominator for basic net income per common share—weighted average shares	27,620,616	28,297,065	27,425,797	28,687,585
Effect of dilutive securities:
Stock options and restricted stock awards	3,454,950	4,607,806	3,452,871	4,659,896

Denominator for diluted net income per common share—adjusted weighted average shares	31,075,566	32,904,871	30,878,668	33,347,481

Net income per common share (basic)	$0.06	$0.04	$0.12	$0.08

Net income per common share (diluted)	$0.06	$0.04	$0.11	$0.07

(1)
Presentation and certain computational changes have been made in connection with the adoption of FSP EITF 03-6-1 to compute earnings per share (EPS). The impact of this retrospective application was to reduce basic EPS for the six months ended June 30, 2008 by $0.01. See “Recently Adopted Accounting Pronouncements” in Note 1.

For the three and six months ended June 30, 2009, the number of our issued and outstanding shares of common stock increased by 501,500 and 509,234 shares, respectively, due to the exercise of stock options. For the three and six months ended June 30, 2009, we received approximately $0.3 million in payment of the exercise price of the options. We record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the awards. During the restriction period, a grantee of an RSA may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote such shares. Some RSA holders have the right to receive any dividends or other distributions paid on such shares. For the three and six months ended June 30, 2009, our common shares issued and outstanding increased by 241,600 and 356,500 shares due to grants of RSAs, respectively. During the three and six months ended June 30, 2008, the number of our issued and outstanding shares of common stock increased by 1,000 and 216,378, respectively, shares due to the exercise of stock options. For the three and six months ended June 30, 2008, we received approximately $0.4 million in payment of the exercise price of the options. For the three and six months ended June 30, 2008, the number of our common shares issued and outstanding increased by 15,400 and 32,450, respectively shares due to grants of RSAs.
NOTE 7 — BUSINESS ACQUISITION
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
We are obligated to pay to Adviware contingent cash consideration of up to $1.2 million annually for 2009 and 2010 based on certain future levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid. See Note 11 for an update on matters regarding the contingent consideration payable.
The results of operations from the Adviware acquisition have been included in the condensed consolidated financial statements as of the acquisition date, October 13, 2008. Supplemental information on an unaudited pro forma basis, as if the Adviware acquisition had been consummated at the beginning of each of the periods presented, is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
	(unaudited)
Revenue	$9,652,547	$19,124,905
Net income attributable to Health Grades, Inc.	$1,242,793	$2,412,052
Net income per share — diluted	$0.04	$0.07
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
Upon adoption, and as of June 30, 2009, we had no unrecognized tax benefits — that is, the tax effect of differences between tax return positions and the benefits recognized in our financial statements. We are subject to income taxes in the U.S. federal jurisdiction and various states. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense.
NOTE 9 — SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $1,562,282 and $929,125 for the six months ended June 30, 2009 and 2008, respectively. Cash paid for interest expense amounted to $612 and $116 for the six months ended June 30, 2009 and 2008, respectively.

Non-cash financing and investing are as follows for the six months ended June 30:

	2009	2008
Property and equipment included in accrued expenses	$111,818	$140,000
Data acquired with stock warrants	100,000	—
Property and equipment acquired with capital lease	—	1,628
NOTE 10 — RELATED PARTY TRANSACTIONS
On March 17, 2009, Mats Wahlström was named a director of the Company. Mr. Wahlström is co-CEO of Fresenius Medical Care North America (“FMCNA”) and President and CEO of Fresenius Medical Services. We provide services to FMCNA pursuant to an Internet Agreement (the “Agreement”) which became effective June 1, 2008. Under the Agreement, FMCNA sponsors the physician-quality reports of all of its practicing nephrologists found on www.healthgrades.com, and pays the Company approximately $1.9 million annually. For the three and six months ended June 30, 2009 we recognized approximately $0.5 million and $1.0 million, respectively, of revenue in connection with the Agreement.
NOTE 11 — SUBSEQUENT EVENTS
Management has reviewed subsequent events occurring through August 10, 2009. Subsequent events are as follows:
Indemnification of our Chief Executive Officer
Briefing before the 10th Circuit was completed on July 6, 2009. Mr. Hicks expects to receive a ruling from the 10th Circuit within the next six months with respect to the collection agency parties’ appeal of the judgment and Mr. Hicks’ appeal of the denial of his award of prejudgment interest.
Contingent Consideration
We are obligated to pay contingent consideration with respect to the acquisition of the websites www.WrongDiagnosis.com and www.CureResearch.com of up to $1.2 million annually for 2009 and 2010 based on levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid. The maximum payment for page views in 2009 is approximately $600,000, and the maximum payment for revenue is approximately $600,000. We do not anticipate any contingent payment related to page views will be met. We currently anticipate that the revenue target will be met and our 2009 contingent consideration obligation will be approximately $600,000, or 50%, of the maximum amount payable for 2009. Our anticipated payment amount is subject to change based upon actual results for the twelve months ended December 31, 2009. As of August 10, 2009, Tier I of the revenue target representing 25% of the contingent consideration obligation, or approximately $150,000, was achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements in this report, including but not limited to statements concerning sufficiency of available funds, contingent consideration payable and exercises of stock options are “forward looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and as referenced under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”). Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on the following:
Revenue Growth and Client Retention — We believe revenue growth and client retention are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 reflected our success in several Provider Services and Internet Business Group product areas. For our Provider Services business group, we continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”), Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs and improved our retention rate for existing clients. For our Internet Business Group, we have experienced significant growth as a result of increased traffic to our websites, which include www.healthgrades.com and www.WrongDiagnosis.com. The increase in traffic has lead to increased revenues from internet advertising and our quality reports and associated subscription services for physicians and hospitals.
Provider Services
In the current economic environment, both our hospital clients and prospects are facing significant challenges. In a recent study published by a leading hospital association, 55% of all hospitals are seeing a moderate to severe decrease in inpatient admissions and 59% are experiencing a moderate to severe decrease in elective procedures. The challenges hospitals are facing affects HealthGrades through a lengthening of the sales cycle and through hospitals that would typically purchase our products but chose not to do so for budgetary reasons. In addition, the three months ended June 30 typically results in lower new sales compared to the third and fourth fiscal quarters for us because we publish the majority of our annual ratings in the fall. Therefore, the second quarter typically results in the least amount of new sales for our provider business. Based on our history, we anticipate acceleration in our new sales with the launch of our new annual ratings in the latter part of the third quarter. We also continue to add to our sales team and increase our leadership in this area.
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
For the six months ended June 30, 2009, we retained or signed new contracts representing approximately 76% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 75% for the six months ended June 30, 2008. This increase in contracts retained is primarily a result of our efforts to ensure that our clients view us as strategic partners. For contracts that expired at the end of their three-year term, our retention rate is lower, especially with respect to our QAI clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during their three-year term, our price points for renewals may have increased significantly at the expiration of the contract.
Internet Business Group
Revenue from our Internet Business Group includes internet advertising, quality report sales and our Connecting Point and Focal Point Offerings. Such revenue is dependent upon the traffic and perception of our websites. We continue to add staff with expert knowledge in Search Engine Optimization (“SEO”) and internet advertising. Our efforts have led us to successfully monetize this increased traffic. With approximately 15 million total unique visitors per month, the combined traffic from our web properties, www.healthgrades.com and www.WrongDiagnosis.com, currently ranks us 8th on ComScore’s overall healthcare properties. In addition to our SEO efforts and licensing our data to other web publishers, the addition of www.WrongDiagnosis.com has contributed significantly to our growth.
We earn revenues from sales of advertisements on our websites through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our website) and activity based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners). Advertisements are served via direct placement, agency or ad network relationships. We have been gaining traction in the medical device and pharmaceutical industries and have begun running direct advertising campaigns, which have premium market pricing.

RESULTS OF OPERATIONS
Revenue Overview

	Three months ended	Three months ended	Six months ended	Six months ended
Product Area	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Provider Services	$7,808,106	$7,130,337	$15,763,599	$14,069,060

Internet Business Group	4,101,027	1,702,821	7,939,645	3,418,223

Strategic Health Solutions	566,878	458,212	1,156,650	933,904

Total	$12,476,011	$9,291,370	$24,859,894	$18,421,187

We provide revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our quality reports to consumers, revenue from our Connecting Point program (formerly known as Internet Patient Acquisition™) and website advertising and sponsorship revenue. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consulting firms, payers and others, as well as revenue derived from our majority interest subsidiary, Healthcare Credit Solutions LLC.
Ratings and advisory revenue. Ratings and advisory revenue for the three months ended June 30, 2009 increased $3.2 million, or 34%, to $12.5 million from $9.3 million over the three months ended June 30, 2008. For the six months ended June 30, 2009, ratings and advisory revenue increased $6.5 million, or 35%, to $24.9 million from $18.4 million over the six months ended June 30, 2008. The revenue growth was principally driven by an increase in our Provider Services and Internet Business Group products. For the three and six months ended June 30, 2009, Provider Services revenue increased $0.7 million and $1.7 million, respectively, compared to the same periods ended June 30, 2008. For the three and six months ended June 30, 2009, Internet Business Group revenue increased $2.4 million and $4.5 million, respectively, compared to the same periods ended June 30, 2008.
Provider Services
For the three months ended June 30, 2009, Provider Services revenue was $7.8 million, an increase of $0.7 million, or 10%, over the three months ended June 30, 2008. For the six months ended June 30, 2009, Provider Services revenue was $15.8 million, an increase of $1.7 million, or 12%, over the six months ended June 30, 2008. This increase reflects increased revenue from both our marketing and quality-improvement products. For the six months ended June 30, 2009 and 2008, 36% and 40%, respectively, of all new sales in Provider Services were to existing clients. For the six months ended June 30, 2009 and 2008, we retained or signed new contracts representing approximately 76% and 75%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.
Internet Business Group
For the three months ended June 30, 2009, Internet Business Group revenue was $4.1 million, an increase of $2.4 million, or 141%, over the three months ended June 30, 2008. For the six months ended June 30, 2009, Internet Business Group revenue was $7.9 million, an increase of $4.5 million, or 132%, over the six months ended June 30, 2008. This increase in revenue is a result of growth from all products in the Internet Business Group. For the three and six months ended June 30, 2009, our internet advertising and sponsorship revenue included $1.0 million and $1.8 million, respectively, from www.WrongDiagnosis.com, the website acquired from Adviware in October 2008. In addition, for the six months ended June 30, 2009, revenue from Connecting Point included approximately $1.0 million related to our agreement with Fresenius Medical Care North America, signed in June 2008. Revenue from quality reports to consumers also increased due to sales of our Watchdog subscription services.
Strategic Health Solutions
For the three months ended June 30, 2009, Strategic Health Solutions revenue was $0.6 million, an increase of $0.1 million, or 24% over the three months ended June 30, 2008. For the six months ended June 30, 2009, Strategic Health Solutions revenue was $1.2 million, an increase of $0.3 million, or 24%, over the six months ended June 30, 2008.

Cost of ratings and advisory revenue. For the three and six months ended June 30, 2009, cost of ratings and advisory revenue was $1.8 million and $3.7 million, or 15% of ratings and advisory revenue, compared to $1.5 million and $3.1 million, or 17% of ratings and advisory revenue, for the three and six months ended June 30, 2008, respectively. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due in part to the cost to acquire data remaining relatively flat. In addition, sales consultant costs have been relatively consistent while ratings and advisory revenue have increased. Furthermore, the decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is a result of the change in revenue mix due to the growth in Internet Business Group revenue, which has a higher gross margin.
Sales and marketing costs. Sales and marketing costs for the three and six months ended June 30, 2009 were $3.1 million and $6.4 million, or 25% and 26%, respectively, of ratings and advisory revenue. Sales and marketing costs were $2.4 million and $4.8 million, or 26% of ratings and advisory revenue, for the three and six months ended June 30, 2008, respectively. The increase in sales and marketing costs in the three and six months ended June 30, 2009 over the same period in 2008 is mainly due to an increase in sales personnel, associated travel expenses and investments we have made in our sponsorship and advertising business. In addition, sales and marketing expenses increased to promote internet advertising on our websites at www.WrongDiagnosis.com and www.CureResearch.com, which we acquired in October 2008.
Product development costs. Product development costs for the three and six months ended June 30, 2009 were $2.2 million and $4.4 million, or 18% of ratings and advisory revenue. Product development costs were $1.7 million and $3.4 million, or 18% of ratings and advisory revenue, for the three and six months ended June 30, 2008, respectively. This increase is principally due to additional personnel hired to support product development efforts, including both the improvement of existing products and the development of new product offerings. In particular, we added personnel to focus on advertising initiatives, as well as several projects that are in process with our search engine partners. We also continue to invest in initiatives to both improve our existing data, as well as bring new and actionable data to consumers. In addition, we continue to invest in the improvement of physician data. The physician data that we maintain relates to nearly 800,000 physicians. We continue to acquire new physician data and refine our data-matching process to improve both the impact and the accuracy of this information.
General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2009 were $2.7 million and $5.2 million, or 22% and 21% of ratings and advisory revenue, respectively. General and administrative expenses were $2.0 million and $4.0 million, or 22% of ratings and advisory revenue, for the three and six months ended June 30, 2008, respectively. This increase is principally due to additional personnel and additional leased office space to support our growth.
Operating income. Operating income for the three months ended June 30, 2009 was $2.7 million, a $1.0 million increase, or 60%, over the three months ended June 30, 2008. Operating income for the six months ended June 30, 2009 was $5.2 million, a $2.0 million increase, or 63%, over the six months ended June 30, 2008.
Income taxes. Income taxes increased to $1,045,000 and $1,991,000 for the three and six months ended June 30, 2009, respectively, from $696,000 and $1,323,000 for the three and six months ended June 30, 2008, respectively. For the three months ended June 30, 2009 and 2008, our effective income tax rate was approximately 39%. For the six months ended June 30, 2009 and 2008, our effective income tax rate was approximately 38%.
Noncontrolling interest. Noncontrolling interest, which represents HealthCo, LLC’s share of the operating loss of Healthcare Credit Solutions LLC, was $84,000 and $135,000 for the three and six months ended June 30, 2009, respectively, compared to $118,000 and $184,000 for the three and six months ended June 30, 2008, respectively.
Net income attributable to Health Grades, Inc. As a result of the foregoing, net income attributable to Health Grades, Inc. was $1.7 million and $3.4 million, or $0.06 and $0.11 per diluted share for the three and six months ended June 30, 2009, respectively, compared to $1.2 million and $2.4 million, or $0.04 and $0.07 per diluted share, for the three and six months ended June 30, 2008, respectively.
Recently Adopted Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 165, Subsequent Events (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions that occurred after the balance sheet date in its financial statements and the disclosures that an entity shall make about the events or transactions that occurred after the balance sheet date. SFAS 165 became effective for us on June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial position, cash flows or results of operations.

In June 2008, FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain nonforfetitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. We retrospectively adopted FSP EITF 03-6-1 on January 1, 2009. The adoption of FSP EITF 03-6-1 decreased our previously reported basic earnings per share for the six months ended June 30, 2008 by $0.01 and had no effect on diluted earnings per share for the six months ended June 30, 2008 or the previously reported basic or diluted earnings per share for the three months ended June 30, 2008.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP measures. FSP FAS 142-3 became effective for us on January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) became effective for us on January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on our financial position, cash flows or results of operations.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. Pursuant to the transition provisions of SFAS 160, we adopted SFAS 160 on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our Condensed Consolidated Balance Sheet relates to a third party’s interest in our majority owned subsidiary, Healthcare Credit Solutions LLC. At December 31, 2008, the noncontrolling interest balance of $0 that was previously recorded as a minority interest in the mezzanine section of the Consolidated Balance Sheet has been reclassified to noncontrolling interest in the equity section of the Condensed Consolidated Balance Sheet. Noncontrolling interest for the three and six months ended June 30, 2008 in the amount of $117,966 and $184,157, respectively, on the Condensed Consolidated Statement of Income originally presented before income tax expense. The retrospective presentation of SFAS 160 requires the noncontrolling interest to be presented after income tax expense, and we have presented noncontrolling interest net of income tax expense for the three and six months ended June 30, 2008. There was no impact on net income attributable to Health Grades, Inc. or the net income used in computing earnings per share.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2009, the FASB issued Statement of Financial Accounting Standard No. 167, Amendments to FASB Interpretation 46(R) (“SFAS 167). SFAS 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. SFAS 167 also addresses the effect of changes required by SFAS 166 on FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and concerns regarding the application of certain provisions of Interpretation No. 46(R), including concerns that the accounting and disclosures under the Interpretation do not always provide timely and useful information about an entity’s involvement in a variable interest entity. SFAS 167 is effective for interim and annual periods that begin after November 15, 2009. We do not expect the application of SFAS 167 will have a material impact on our financial position, cash flows or operating results.
There were no other new accounting pronouncements issued during the six months ended June 30, 2009 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2009, we had $13.7 million in cash and cash equivalents, a 21% increase from the balance at December 31, 2008. The increase is due to $3.0 million of cash provided by operations, which was partially offset by $1.1 million used for purchases of property and equipment during the six months ended June 30, 2009.
As of June 30, 2009, we had working capital of $1.5 million, an increase of $3.6 million from a working capital deficit of $2.1 million as of December 31, 2008. Included in current liabilities as of June 30, 2009 is $15.1 million in deferred revenue, which principally represents contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at August 10, 2009. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and minimum operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. As of June 30, 2009, we had $0 outstanding on the line of credit and we were in compliance with all such covenants.
We also have available a standby letter of credit with Silicon Valley Bank in the amount of $45,000, which was provided in January 2005 in connection with our entry into a lease for our office in Golden, Colorado. This standby letter of credit is secured by the cash and cash equivalents we maintain with Silicon Valley Bank. We currently have no other credit arrangements.
For the six months ended June 30, 2009, cash provided by operations was $3.0 million compared to cash provided by operations of $3.2 million for the six months ended June 30, 2008, a decrease of $0.2 million. Net cash flow used in investing activities was $1.1 million for the six months ended June 30, 2009, compared to $0.8 million for the six months ended June 30, 2008, an increase of cash used of $0.3 million. During the six months ended June 30, 2009 and 2008, we incurred $1.1 million and $0.8 million, respectively, in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. For the six months ended June 30, 2009, net cash flow provided by financing activities was $0.5 million. For the six months ended June 30, 2008, net cash flow used in financing activities was $7.2 million.
Included in cash flow used in financing activities for the six months ended June 30, 2008 was $7.7 million in purchases of treasury stock that were primarily made under our stock repurchase program. We did not repurchase any shares of our common stock under our stock repurchase program during the six months ended June 30, 2009. Since June 22, 2006 and through June 30, 2009, under a stock repurchase program approved by our board of directors, we have repurchased 4,242,202 shares of our common stock for an aggregate purchase price of $19,572,461, which includes commissions and fees of $169,936. As of June 30, 2009, we have 757,798 shares available for repurchase under the stock repurchase program.
During the six months ended June 30, 2009, the number of issued and outstanding shares of our common stock increased by 509,234 shares due to the exercise of stock options. We received approximately $341,000 in cash from the exercise of these stock options. As of June 30, 2009, we have outstanding options to purchase approximately 4.1 million shares of our common stock, at a weighted average exercise price of $0.38 per share. Therefore, we anticipate that additional options will be exercised. We also record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the award. During the restriction period, a grantee of an RSA may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote these shares. Some RSA holders have the right to receive dividends or other distributions paid on the shares underlying the RSAs. For the six months ended June 30, 2009, the issued and outstanding shares of our common stock increased by 356,500 shares due to grants of RSAs.

As of August 10, 2009, we have capital expenditure obligations for approximately $0.6 million related to software licenses. We expect an additional $0.7 million of capital expenditures for the remainder of 2009. Our total 2009 capital expenditures are anticipated to be up to $2.5 million. We expect to fund all capital expenditures though current operations.
We are obligated to pay contingent consideration with respect to the acquisition of the websites www.WrongDiagnosis.com and www.CureResearch.com of up to $1.2 million annually for 2009 and 2010 based on levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid. The maximum payment for page views in 2009 is approximately $600,000, and the maximum payment for revenue is approximately $600,000. We currently anticipate that the revenue target will be met and our 2009 contingent consideration obligation to be approximately $600,000, or 50%, of the maximum amount payable for 2009. Our anticipated payment amount is subject to change based upon actual results for the twelve months ended December 31, 2009. As of August 10, 2009, Tier I of the revenue target representing 25% of the contingent consideration obligation, or approximately $150,000, was achieved.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal, maintain liquidity and achieve an acceptable rate of return. We seek to achieve these objectives through an investment policy that establishes guidelines of eligible types of securities and credit requirements for each investment.
Changes in prevailing interest rates will cause the market value of our investments to fluctuate. To minimize this risk, we maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of June 30, 2009, our total investment in these accounts amounted to $11.1 million. This amount is included in the cash and cash equivalents on the Consolidated Balance Sheet. For the six months ended June 30, 2009, interest earned on these accounts was $14,000.
As of August 10, 2009, we had no borrowings under our revolving line of credit. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments.
We have not utilized derivative financial instruments in our investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2009.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
Reference is made to the disclosure in our Form 10-K for the year ended December 31, 2008 under Item 3, “Legal Proceedings,” relating to the indemnification of our Chief Executive Officer and the derivative action brought by Daniel C. Cadle in December 2006. See also the disclosure in Note 4 and Note 11 of the notes to the condensed consolidated financial statements contained in this report.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the repurchase program, purchases may be made at management’s discretion from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the six months ended June 30, 2009, we did not repurchase any shares of our common stock under the stock repurchase program. From the inception of the repurchase program through June 30, 2009, we have repurchased 4,242,202 shares of our common stock recorded as treasury stock at an average purchase price per share of $4.61, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936.
The following chart provides information regarding common stock purchases by us for the three months ended June 30, 2009.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs

April 1, 2009 through April 30, 2009	277	$2.05	—	757,798

May 1, 2009 through May 31, 2009	415	3.11	—	757,798

June 1, 2009 through June 30, 2009	547	3.77	—	757,798

Total	1,239	$3.16	—	757,798

(1)	Shares purchased represent the portion of employee payroll taxes associated with vested restricted stock awards.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On June 24, 2009, we held our Annual Meeting of Stockholders. At the meeting, the stockholders voted on the election of five members of the Board of Directors. The voting results are set forth below.

NAME OF NOMINEE	FOR	WITHHELD
Kerry R. Hicks	25,470,172	313,812
Leslie S. Matthews	23,872,679	1,911,305
John J. Quattrone	25,067,976	716,008
Mary Boland	23,733,416	2,050,568
Mats Wahlström	23,799,736	1,984,248
ITEM 5. OTHER INFORMATION
Line of Credit
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at June 30, 2009. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and minimum operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable.
ITEM 6. EXHIBITS
Exhibits —

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.1	Loan and Security Agreement dated April 13, 2009 between Health Grades, Inc. and Silicon Valley Bank

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: August 10, 2009	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President / CFO