Form 10-Q
period 2009-09-30
HEALTH GRADES INC
filed 2009-11-09
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On November 1, 2009, 29,784,391 shares of the Registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$14,151,624	$11,327,741
Accounts receivable, net	9,053,237	9,563,163
Prepaid income taxes	—	12,603
Prepaid expenses and other	1,422,271	1,087,914

Total current assets	24,627,132	21,991,421

Property and equipment, net	3,065,143	2,451,210
Intangible assets, net	698,613	854,613
Goodwill	9,712,110	9,104,060
Deferred income taxes	820,447	683,866

Total assets	$38,923,445	$35,085,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$170,021	$224,252
Accrued payroll, incentive compensation and related expenses	3,288,466	3,352,294
Accrued expenses	1,312,187	629,359
Current portion of capital lease obligations	984	1,898
Current portion of deferred rent	243,380	—
Deferred revenue	15,650,948	19,713,079
Income taxes payable	195,581	—
Deferred income taxes	265,900	130,493

Total current liabilities	21,127,467	24,051,375

Long-term portion of capital lease obligations	—	984
Long-term portion of deferred rent	102,508	309,131

Total liabilities	21,229,975	24,361,490

Commitments and contingencies

Stockholders’ equity:
Health Grades, Inc. stockholders’ equity
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 54,033,901 and 52,744,438 shares issued as of September 30, 2009 and December 31, 2008, respectively	54,033	52,743
Additional paid-in capital	100,075,991	98,242,403
Accumulated deficit	(48,844,434)	(54,026,164)
Treasury stock, 24,269,647 and 23,982,694 shares as of September 30, 2009 and December 31, 2008, respectively	(33,678,100)	(33,545,302)

Total Health Grades, Inc. equity	17,607,490	10,723,680
Noncontrolling interest	85,980	—

Total stockholders’ equity	17,693,470	10,723,680

Total liabilities and stockholders’ equity	$38,923,445	$35,085,170

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2009	2008		2009	2008

Revenue:
Ratings and advisory revenue	$13,302,333	$10,023,373		$38,162,227	$28,444,560
Other	11,712	6,684		22,737	18,789

Total revenue	13,314,045	10,030,057		38,184,964	28,463,349

Expenses:
Cost of ratings and advisory revenue	1,773,750	1,604,983		5,503,809	4,723,125

Gross margin	11,540,295	8,425,074		32,681,155	23,740,224

Operating expenses:
Sales and marketing	3,240,474	2,677,158		9,612,211	7,435,584
Product development	2,214,636	1,889,339		6,611,269	5,291,336
General and administrative	3,209,594	1,894,964		8,405,207	5,874,077

Income from operations	2,875,591	1,963,613		8,052,468	5,139,227

Other:
Interest income	2,841	94,428		16,518	422,829
Interest expense	(31)	(90)		(643)	(206)
Equity earnings of investment	—	—		34,000	—

Income before income taxes	2,878,401	2,057,951		8,102,343	5,561,850
Income taxes	1,109,762	789,065		3,100,700	2,112,452

Net income	1,768,639	1,268,886		5,001,643	3,449,398
Net loss attributable to noncontrolling interest	45,420	53,069		180,087	237,226

Net income attributable to Health Grades, Inc.	$1,814,059	$1,321,955		$5,181,730	$3,686,624

Net income per common share (basic)	$0.07	$0.05	*	$0.19	$0.13	*

Weighted average number of common shares used in computation (basic)	27,782,227	28,185,206	*	27,524,240	28,518,894	*

Net income per common share (diluted)	$0.06	$0.04	*	$0.17	$0.11	*

Weighted average number of common shares used in computation (diluted)	31,431,346	32,635,913	*	31,063,009	33,115,972	*

*
Reflects the retroactive presentation of recognizing unvested share-based compensation awards that contain nonforfeitable rights to dividends in the computation of basic earnings per share. See “Recently Adopted Accounting Pronouncements” in Note 1 for additional information.

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008
OPERATING ACTIVITIES
Net income	$5,181,730	$3,686,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,263,828	879,499
Bad debt expense	86,246	—
Loss on disposal of assets	402	—
Non-cash equity compensation expense	1,407,789	327,518
Tax benefit from stock option exercise	(176,606)	(125,977)
Deferred income taxes	(1,174)	41,322
Noncontrolling interest	(180,087)	(237,226)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	423,680	(1,552,316)
Prepaid expenses and other assets	(338,680)	(16,751)
Accounts payable	(54,231)	(145,770)
Accrued payroll, incentive compensation and related expenses	(63,828)	494,208
Accrued expenses	51,976	378,477
Income taxes payable	385,798	229,409
Deferred revenue	(4,062,131)	(436,340)
Deferred rent	41,080	(22,447)

Net cash provided by operating activities	3,965,792	3,500,230

INVESTING ACTIVITIES
Purchase of property and equipment	(1,598,631)	(1,149,578)
Business acquisition costs	(730)	—

Net cash used in investing activities	(1,599,361)	(1,149,578)

FINANCING ACTIVITIES
Payments under capital lease obligations	(1,898)	(1,706)
Excess tax benefits from stock-based payment arrangements	176,606	125,977
Exercise of common stock options	415,542	384,089
Purchase of treasury stock	(132,798)	(9,826,115)

Net cash provided by (used in) financing activities	457,452	(9,317,755)

Net increase (decrease) in cash and cash equivalents	2,823,883	(6,967,103)
Cash and cash equivalents at beginning of period	11,327,741	23,369,368

Cash and cash equivalents at end of period	$14,151,624	$16,402,265

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Certain prior year balances have been reclassified in order to conform to current year presentation as a result of presenting the noncontrolling interest within equity on the Condensed Consolidated Balance Sheets and after income before taxes on the Condensed Consolidated Statements of Income.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Health Grades, Inc. and our controlled subsidiary, Healthcare Credit Solutions LLC (collectively, the “Company”, “we”, “us” or “our”). All significant intercompany accounts have been eliminated in consolidation.
Recently Adopted Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions that occurred after the balance sheet date in its financial statements and the disclosures that an entity shall make about the events or transactions that occurred after the balance sheet date. This guidance became effective for us on June 30, 2009. The adoption of the guidance did not have a material impact on our financial position, cash flows or results of operations.
In June 2008, FASB issued guidance which concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. We retrospectively adopted this guidance on January 1, 2009. The adoption of this guidance decreased our previously reported basic and diluted earnings per share for the nine months ended September 30, 2008 by $0.01 and had no effect on the previously reported basic or diluted earnings per share for the three months ended September 30, 2008.
In April 2008, the FASB issued guidance that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other GAAP measures. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.
In April 2009, the FASB issued guidance that amends and clarifies accounting provisions related to business combinations to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.

In December 2007, the FASB issued guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We adopted this guidance on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our Condensed Consolidated Balance Sheets relates to a third party’s interest in our majority owned subsidiary, Healthcare Credit Solutions LLC. At December 31, 2008, the noncontrolling interest balance of $0 that was previously recorded as a minority interest in the mezzanine section of the Condensed Consolidated Balance Sheets has been reclassified to noncontrolling interest in the equity section of the Condensed Consolidated Balance Sheets. Noncontrolling interest for the three and nine months ended September 30, 2008 in the amount of $53,069 and $237,226, respectively, on the Condensed Consolidated Statements of Income was originally presented before income tax expense. The retrospective presentation of this guidance requires the noncontrolling interest to be presented after income tax expense, and we have presented noncontrolling interest net of income tax expense for the three and nine months ended September 30, 2008. There was no impact on net income attributable to Health Grades, Inc. or the net income used in computing earnings per share.
In May 2008, the FASB issued guidance that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. This guidance was issued to include the GAAP hierarchy in the accounting literature established by the FASB. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables stating that when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance will be effective for us January 1, 2011. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.
In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes required by other guidance, and concerns regarding the application of certain provisions related to accounting for variable interest entities, including concerns that the accounting and disclosures under the guidance does not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance will be effective for us January 1, 2010. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.
NOTE 2 – INTERNALLY DEVELOPED SOFTWARE
In accordance with guidance related to internally developed software, we capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $871,000 and $582,000 of software development costs incurred during the nine months ended September 30, 2009 and 2008, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over their useful life, which we expect to be three years. Amortization expense related to internally developed software for the three and nine months ended September 30, 2009 was approximately $115,000 and $407,000, respectively, and approximately $109,000 and $259,000 for the three and nine months ended September 30, 2008, respectively.

NOTE 3 – LINE OF CREDIT AND LETTER OF CREDIT
Line of Credit
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at September 30, 2009. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and minimum operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. As of September 30, 2009, we were in compliance with all covenants.
As of September 30, 2009, we had $0 outstanding on the line of credit.
Letter of Credit
In connection with a lease we executed in December 2004 for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount of the standby letter of credit, as required by the lease, was decreased to $45,000 on February 15, 2009.
As of September 30, 2009, the available amount of the standby letter of credit was $45,000. The amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank.
NOTE 4 – LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the nine months ended September 30, 2009, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $836,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
In July 2007, Mr. Hicks filed a motion for leave to file a second amended complaint and to refer claims to arbitration in which he alleged that certain of the collection agency parties, after the October 2006 arbitration hearing, continued to engage in conduct substantially similar to that upon which the arbitrator entered his compensatory and punitive damages order in May 2007. The collection agency parties opposed the relief sought by Mr. Hicks. On October 17, 2007, the court granted Mr. Hicks’ motion for leave to file a second amended complaint. A supplemental complaint asserting claims for defamation and outrageous conduct against certain of the collection agency parties was filed on October 29, 2007, in accordance with the court’s order. Those claims have been referred to arbitration. The claims Mr. Hicks asserts in the arbitration are for defamation and outrageous conduct against the collection agency parties. Mr. Hicks has filed motions to attempt to narrow the issues to be heard based upon the findings made by the arbitrator in his May 2007 ruling. The collection agency parties have raised claims against Mr. Hicks for abuse of process, “frivolous and spurious lawsuit” and “attorneys’ fees.” Mr. Hicks filed a motion to dismiss the counterclaims. All counterclaims have been dismissed voluntarily or by order of the Arbitrator, except the Buckeye Respondents’ counterclaim for abuse of process. The hearing on these claims commenced on August 10, 2009 for one week. Additional hearing days were added and the evidence should conclude on or before December 3, 2009.
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
Our Board of Directors initially agreed to indemnify Mr. Hicks in December 2004. The determination to indemnify Mr. Hicks was based on, among other things, the fact that the dispute related to Mr. Hicks’ efforts and personal financial commitment to provide funds to us in December 1999, without which we likely would not have remained viable. Mr. Hicks has advised us that he intends to reimburse us for all indemnification expenses we have incurred and continue to incur from the proceeds of any final awards paid to him, net of any income taxes payable by him resulting from the awards.
By a letter to our Board of Directors dated February 13, 2006, Daniel C. Cadle made allegations directed at us, Mr. Hicks, the attorneys representing Mr. Hicks in the arbitration and the late arbitrator. The principal allegations appear to be that we, Mr. Hicks, and the attorneys conspired to enter into an illegal arrangement with an account officer of the bank whose loan was the initial subject of the arbitration, without the bank’s knowledge, that enabled us to indirectly obtain funds from the bank and, in conspiracy with the late arbitrator, prevented the collection agency parties from reporting the alleged conduct to government authorities. Mr. Cadle threatened suit if he was not paid $10.3 million. We believe these allegations are absurd and completely without merit. To our knowledge, neither Mr. Cadle nor any of the other collection agency parties has sought to assert any such “claims” against us in the arbitration. We will vigorously contest any such litigation that may be brought against us by the collection agency parties.
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
In December 2008, Plaintiffs moved to file a third amended complaint. Following argument on the motion, the court granted the Plaintiffs leave to file an amended complaint. Plaintiffs filed the third amended complaint on February 17, 2009. The third amended complaint adds Kerry Hicks, our Chief Executive Officer, as a defendant and asserts claims against him for violation of Section 20(a) of the Exchange Act and for fraud. Aside from the addition of Mr. Hicks as defendant, the substantive allegations of the third amended complaint are the same as the second amended complaint. Discovery in the matter is ongoing. Documents have been exchanged, but no depositions have yet taken place.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these other actions are unlikely to materially affect our financial position.
NOTE 5 – COMMON STOCK
Equity Compensation Plan
A summary of stock option activity for the nine months ended September 30, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2008	4,576,405	$0.41
Granted	—	—
Exercised	(548,663)	0.76
Forfeited	—	—
Expired	(6,667)	4.08

Outstanding at September 30, 2009	4,021,075	$0.36	2.41	$18,462,151

Vested or expected to vest at September 30, 2009	4,021,075	$0.36	2.41	$18,462,151

Exercisable at September 30, 2009	4,007,325	$0.35	2.39	$18,457,476

A summary of the status of nonvested restricted stock activity for the nine months ended September 30, 2009 is as follows:

	Number of	Weighted Average
	Restricted Stock	Grant-Date Fair
	Awards	Value Per Share

Nonvested at December 31, 2008	1,725,360	$4.15
Granted	740,800	3.42
Vested	(139,344)	5.20
Forfeited	(253,828)	3.83

Nonvested at September 30, 2009	2,072,988	$3.86

Expected to vest at September 30, 2009	1,141,649	$3.74

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense are as follows for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Cost of ratings and advisory revenue	$65,561	$27,883	$120,199	$67,576
Sales and marketing	323,003	106,323	543,422	79,779
Product development	31,788	26,317	89,088	70,231
General and administrative	477,480	86,389	655,080	109,932

Total stock-based compensation expense	$897,832	$246,912	$1,407,789	$327,518

Stock-based compensation expense for the three and nine months ended September 30, 2009 includes $589,492 related to restricted stock previously granted to members of our executive management team. The shares vest upon the achievement of performance metrics based upon certain annual revenue and operating income targets. As of September 30, 2009, we concluded that a performance target related to annual revenue was probable of achievement. We expect to recognize an additional $293,877 of expense related to this performance target over the next fifteen months. There was no expense related to performance vesting for the three or nine months ended September 30, 2008.
NOTE 6 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008(1)	2009	2008(1)
Numerator for both basic and diluted earnings per share:
Net income	$1,814,059	$1,321,955	$5,181,730	$3,686,624

Denominator:
Denominator for basic net income per common share—weighted average shares	27,782,227	28,185,206	27,524,240	28,518,894
Effect of dilutive securities:
Stock options and restricted stock awards	3,649,119	4,450,707	3,538,769	4,597,078

Denominator for diluted net income per common share—adjusted weighted average shares	31,431,346	32,635,913	31,063,009	33,115,972

Net income per common share (basic)	$0.07	$0.05	$0.19	$0.13

Net income per common share (diluted)	$0.06	$0.04	$0.17	$0.11

(1)
Presentation and certain computational changes have been made in connection with the adoption of guidance requiring unvested share-based compensation awards that contain nonforfeitable rights to dividends when computing earnings per share. The impact of this retrospective application was to reduce basic and diluted earnings per share for the nine months ended September 30, 2008 by $0.01. See “Recently Adopted Accounting Pronouncements” in Note 1.

For the three and nine months ended September 30, 2009, the number of our issued and outstanding shares of common stock increased by 39,429 and 548,663 shares, respectively, due to the exercise of stock options. For the three and nine months ended September 30, 2009, we received approximately $0.1 million and $0.4, million, respectively, in payment of the exercise price of the options. We record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the awards. During the restriction period, a grantee of an RSA may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote such shares. Some RSA holders have the right to receive any dividends or other distributions paid on such shares. For the three and nine months ended September 30, 2009, our common shares issued and outstanding increased by 384,300 and 740,800 shares due to grants of RSAs, respectively. During the three and nine months ended September 30, 2008, the number of our issued and outstanding shares of common stock increased by 32,656 and 249,034 shares, respectively, due to the exercise of stock options. For the three and nine months ended September 30, 2008, we received approximately $20,000 and $0.4 million, respectively, in payment of the exercise price of the options. For the three and nine months ended September 30, 2008, the number of our common shares issued and outstanding increased by 250,700 and 283,150, respectively, shares due to grants of RSAs.
NOTE 7 — NONCONTROLLING INTEREST
The following schedule shows the effect of changes in Health Grades, Inc.’s ownership interest in our subsidiary, Healthcare Credit Solutions, LLC, on Health Grades, Inc.’s equity for the nine months ended September 30:

	2009	2008

Net income attributable to Health Grades, Inc.	$5,181,730	$3,686,624
Decrease in Health Grades, Inc. additional paid-in capital for purchase of 12.9% of Healthcare Credit Solutions LLC	(266,067)	—

Change from net income attributable to Health Grades, Inc. and transfers to noncontrolling interest	$4,915,663	$3,686,624

NOTE 8 — BUSINESS ACQUISITION
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
We are obligated to pay to Adviware contingent cash consideration of up to $1.2 million in each of 2009 and 2010 based on certain future levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when earned. As of September 30, 2009, contingent consideration of approximately $0.6 million has been earned. As such, this amount has been accrued and recorded as an increase to goodwill.
The results of operations from the Adviware acquisition have been included in the condensed consolidated financial statements as of the acquisition date, October 13, 2008. Supplemental information on an unaudited pro forma basis, as if the Adviware acquisition had been consummated at the beginning of each of the periods presented, is as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Revenue	$10,510,683	$29,635,588
Net income attributable to Health Grades, Inc.	$1,431,959	$3,844,011
Net income per share — diluted	$0.04	$0.12
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

NOTE 9 – INCOME TAXES
On January 1, 2007, we adopted the provisions of accounting guidance related to income taxes where tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.
Upon adoption, and as of September 30, 2009, we had no unrecognized tax benefits – that is, the tax effect of differences between tax return positions and the benefits recognized in our financial statements. We are subject to income taxes in the U.S. and various states. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense.
NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes amounted to $2,724,366 and $1,841,785 for the nine months ended September 30, 2009 and 2008, respectively. Cash paid for interest expense amounted to $643 and $90 for the nine months ended September 30, 2009 and 2008, respectively.
Non-cash financing and investing are as follows for the nine months ended September 30:

	2009	2008
Property and equipment included in accrued expenses	$23,532	$50,479
Data acquired with stock warrants	100,000	—
Accrued contingent consideration in business combination	607,320	—
Purchase of additional ownership interest in subsidiary	266,067	—
Property and equipment acquired with capital lease	—	1,628
NOTE 11 – RELATED PARTY TRANSACTIONS
On March 17, 2009, Mats Wahlström was named a director of the Company. Mr. Wahlström is co-CEO of Fresenius Medical Care North America (“FMCNA”) and President and CEO of Fresenius Medical Services. We provide services to FMCNA pursuant to an Internet Agreement (the “Agreement”), which became effective June 1, 2008. Under the Agreement, FMCNA sponsors the physician-quality reports of all of its practicing nephrologists found on www.healthgrades.com, and pays the Company approximately $1.9 million annually. For the three and nine months ended September 30, 2009, we recognized approximately $0.5 million and $1.5 million, respectively, of revenue in connection with the Agreement.
NOTE 12 – SUBSEQUENT EVENTS
We evaluated our September 30, 2009 financial statements for subsequent events through November 9, 2009, the date the financial statements were available to be issued. We are not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on revenue growth and client retention, which we believe are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 reflected our success in several Provider Services and Internet Business Group product areas. For our Provider Services business group, we continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”), Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs and improved our retention rate for existing clients. For our Internet Business Group, we have experienced significant growth as a result of increased traffic to our websites, which include www.healthgrades.com and www.WrongDiagnosis.com. The increase in traffic has lead to increased revenue from internet advertising and our quality reports and associated subscription services for physicians and hospitals.
Provider Services
In the current economic environment, both our hospital clients and prospects are facing significant financial challenges. In a recent study published by a leading hospital association, 55% of all hospitals are experiencing a moderate to severe decrease in inpatient admissions and 59% are experiencing a moderate to severe decrease in elective procedures. The challenges hospitals are facing affects us through a lengthening of the sales cycle and through hospitals that would typically purchase our products are choosing not to do so for budgetary reasons. However, we are beginning to see acceleration in sales with the launch of our new fall annual hospital ratings. We also continue to add to our sales team and improve our leadership in this area.
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
For the nine months ended September 30, 2009, we retained or signed new contracts representing approximately 80% of the annual contract value of hospitals whose contracts had first or second year anniversary dates, compared to 78% for the nine months ended September 30, 2008. This increase in contracts retained is primarily a result of our efforts to ensure that our clients view us as strategic partners. For contracts that expired at the end of their three-year term, our retention rate is lower, especially with respect to our QAI clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during the three-year term, our price points for renewals may have increased significantly by the expiration of the contract.

Internet Business Group
Revenue from our Internet Business Group includes internet advertising and sponsorship, quality report sales and our Connecting Point and Focal Point offerings. Our Connecting Point program is designed to increase the efficiency and profitability of participating sponsoring entities and physicians through marketing and patient education. Our Focal Point program allows marketers to reach targeted patient populations through exclusive sponsorship packages, which gives brand access to chosen patients. Revenue from our Internet Business Group is dependent upon the traffic and perception of our websites. We continue to add staff with expert knowledge in Search Engine Optimization (“SEO”) and internet advertising. Our efforts have led us to successfully monetize this increased traffic. With approximately 17 million total unique visitors per month, the combined traffic from our principal web properties, www.healthgrades.com and www.WrongDiagnosis.com, currently ranks us eighth on overall healthcare properties by ComScore, a global leader in measuring the digital world and the preferred source of digital marketing intelligence. In addition to our SEO efforts and licensing our data to other web publishers, the addition of www.WrongDiagnosis.com has contributed significantly to our growth.
We earn revenue from sales of advertisements on our websites through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our website) and activity based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners). Advertisements are served via direct placement, agency or ad network relationships. We have been gaining traction in the medical device and pharmaceutical industries and have begun running direct advertising campaigns, which have premium market pricing.
RESULTS OF OPERATIONS
Revenue Overview

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
Product Area	2009	2008	2009	2008

Provider Services	$7,778,065	$7,371,214	$23,541,665	$21,440,269

Internet Business Group	4,957,029	2,116,348	12,896,673	5,534,571

Strategic Health Solutions	567,239	535,811	1,723,889	1,469,720

Total	$13,302,333	$10,023,373	$38,162,227	$28,444,560

We provide revenue information with respect to three business areas: Provider Services, Internet Business Group and Strategic Health Solutions. Our Provider Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes internet and sponsorship revenue, the sale of our quality reports to consumers and revenue from our Connecting Point (formerly known as Internet Patient Acquisition™) and Focal Point offerings. Our Strategic Health Solutions revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consulting firms, payers and others, as well as revenue derived from our majority interest subsidiary, Healthcare Credit Solutions LLC.
Ratings and advisory revenue. Ratings and advisory revenue for the three months ended September 30, 2009 increased $3.3 million, or 33%, to $13.3 million from $10.0 million over the three months ended September 30, 2008. For the nine months ended September 30, 2009, ratings and advisory revenue increased $9.8 million, or 34%, to $38.2 million from $28.4 million over the nine months ended September 30, 2008. The revenue growth was principally driven by an increase in our Provider Services and Internet Business Group products, as discussed below.
Provider Services
For the three months ended September 30, 2009, Provider Services revenue was $7.8 million, an increase of $0.4 million, or 6%, over the three months ended September 30, 2008. For the nine months ended September 30, 2009, Provider Services revenue was $23.5 million, an increase of $2.1 million, or 10%, over the nine months ended September 30, 2008. This increase reflects increased revenue from both our marketing and quality-improvement products. For the nine months ended September 30, 2009 and 2008, 34% and 33%, respectively, of all new sales in Provider Services were to existing clients. For the nine months ended September 30, 2009 and 2008, we retained or signed new contracts representing approximately 80% and 78%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.

Internet Business Group
For the three months ended September 30, 2009, Internet Business Group revenue was $5.0 million, an increase of $2.8 million, or 134%, over the three months ended September 30, 2008. For the nine months ended September 30, 2009, Internet Business Group revenue was $12.9 million, an increase of $7.4 million, or 133%, over the nine months ended September 30, 2008. This increase in revenue is a result of growth from all products in the Internet Business Group. For the three and nine months ended September 30, 2009, our internet advertising and sponsorship revenue included $1.3 million and $3.2 million, respectively, from www.WrongDiagnosis.com, the website acquired from Adviware in October 2008. In addition, for the nine months ended September 30, 2009, revenue from Connecting Point included approximately $1.5 million related to our agreement with Fresenius Medical Care North America, signed in June 2008. Revenue from quality reports to consumers also increased $1.8 million over the nine months ended September 30, 2008, due to sales of our Watchdog subscription services.
Strategic Health Solutions
For the three months ended September 30, 2009, Strategic Health Solutions revenue was $0.6 million, unchanged from the three months ended September 30, 2008. For the nine months ended September 30, 2009, Strategic Health Solutions revenue was $1.7 million, an increase of $0.2 million, or 17%, over the nine months ended September 30, 2008.
Cost of ratings and advisory revenue. For the three and nine months ended September 30, 2009, cost of ratings and advisory revenue was $1.8 million and $5.5 million, or 13% and 14% of ratings and advisory revenue, compared to $1.6 million and $4.7 million, or 16% and 17% of ratings and advisory revenue, for the three and nine months ended September 30, 2008, respectively. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due in part to the cost to acquire data remaining relatively flat. In addition, sales consultant costs have been relatively consistent while ratings and advisory revenue has increased. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue also is a result of the change in revenue mix due to the growth in Internet Business Group revenue, which has a higher gross margin.
Sales and marketing costs. Sales and marketing costs for the three and nine months ended September 30, 2009 were $3.2 million and $9.6 million, or 24% and 25%, respectively, of ratings and advisory revenue. Sales and marketing costs were $2.7 million and $7.4 million, or 27% and 26% of ratings and advisory revenue, for the three and nine months ended September 30, 2008, respectively. The increase in sales and marketing costs in the three and nine months ended September 30, 2009 over the same periods in 2008 is mainly due to an increase in expenses in stock-based compensation, sales personnel, associated travel expenses and investments we have made in our sponsorship and advertising business. In addition, sales and marketing expenses increased to promote internet advertising on our websites at www.WrongDiagnosis.com and www.CureResearch.com, which we acquired in October 2008.
Product development costs. Product development costs for the three and nine months ended September 30, 2009 were $2.2 million and $6.6 million, or 17% of ratings and advisory revenue. Product development costs were $1.9 million and $5.3 million, or 19% of ratings and advisory revenue, for the three and nine months ended September 30, 2008, respectively. This increase is principally due to additional personnel hired to support product development efforts, including both the improvement of existing products and the development of new product offerings. In particular, we added personnel to focus on advertising initiatives, as well as several projects that are in process with our search engine partners. We also continue to invest in initiatives to both improve our existing data, as well as bring new and actionable data to consumers. In addition, we continue to invest in the improvement of physician data. The physician data that we maintain relates to nearly 800,000 physicians. We continue to acquire new physician data and refine our data-matching process to improve both the impact and the accuracy of this information.
General and administrative expenses. General and administrative expenses for the three and nine months ended September 30, 2009 were $3.2 million and $8.4 million, or 24% and 22% of ratings and advisory revenue, respectively. General and administrative expenses were $1.9 million and $5.9 million, or 19% and 21% of ratings and advisory revenue, for the three and nine months ended September 30, 2008, respectively. This increase is principally due to stock-based compensation expense, personnel hired and additional leased office space to support our growth.
Operating income. Operating income for the three months ended September 30, 2009 was $2.9 million, a $0.9 million increase, or 46%, over the three months ended September 30, 2008. Operating income for the nine months ended September 30, 2009 was $8.1 million, a $3.0 million increase, or 57%, over the nine months ended September 30, 2008.
Income taxes. Income taxes increased to $1.1 million and $3.1 million for the three and nine months ended September 30, 2009, respectively, from $0.8 million and $2.1 million for the three and nine months ended September 30, 2008, respectively. For the three months ended September 30, 2009 and 2008, our effective income tax rate was approximately 39% and 38%, respectively. For the nine months ended September 30, 2009 and 2008, our effective income tax rate was approximately 38%.

Noncontrolling interest. Noncontrolling interest, which represents HealthCo, LLC’s share of the operating loss of Healthcare Credit Solutions LLC, was $45,000 and $180,000 for the three and nine months ended September 30, 2009, respectively, compared to $53,000 and $237,000 for the three and nine months ended September 30, 2008, respectively.
Net income attributable to Health Grades, Inc. As a result of the foregoing, net income attributable to Health Grades, Inc. was $1.8 million and $5.2 million, or $0.06 and $0.17 per diluted share for the three and nine months ended September 30, 2009, respectively, compared to $1.3 million and $3.7 million, or $0.04 and $0.11 per diluted share, for the three and nine months ended September 30, 2008, respectively.
Recently Adopted Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions that occurred after the balance sheet date in its financial statements and the disclosures that an entity shall make about the events or transactions that occurred after the balance sheet date. This guidance became effective for us on June 30, 2009. The adoption of the guidance did not have a material impact on our financial position, cash flows or results of operations.
In June 2008, FASB issued guidance which concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. We retrospectively adopted this guidance on January 1, 2009. The adoption of this guidance decreased our previously reported basic and diluted earnings per share for the nine months ended September 30, 2008 by $0.01 and had no effect on the previously reported basic or diluted earnings per share for the three months ended September 30, 2008.
In April 2008, the FASB issued guidance that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other GAAP measures. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.
In April 2009, the FASB issued guidance that amends and clarifies accounting provisions related to business combinations to address application issues raised by preparers, auditors and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.
In December 2007, the FASB issued guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We adopted this guidance on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our Condensed Consolidated Balance Sheets relates to a third party’s interest in our majority owned subsidiary, Healthcare Credit Solutions LLC. At December 31, 2008, the noncontrolling interest balance of $0 that was previously recorded as a minority interest in the mezzanine section of the Condensed Consolidated Balance Sheets has been reclassified to noncontrolling interest in the equity section of the Condensed Consolidated Balance Sheets. Noncontrolling interest for the three and nine months ended September 30, 2008 in the amount of $53,069 and $237,226, respectively, on the Condensed Consolidated Statements of Income was originally presented before income tax expense. The retrospective presentation of this guidance requires the noncontrolling interest to be presented after income tax expense, and we have presented noncontrolling interest net of income tax expense for the three and nine months ended September 30, 2008. There was no impact on net income attributable to Health Grades, Inc. or the net income used in computing earnings per share.

In May 2008, the FASB issued guidance that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP for nongovernmental entities. This guidance was issued to include the GAAP hierarchy in the accounting literature established by the FASB. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables stating that when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance will be effective for us January 1, 2011. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.
In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes required by other guidance, and concerns regarding the application of certain provisions related to accounting for variable interest entities, including concerns that the accounting and disclosures under the guidance does not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance will be effective for us January 1, 2010. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.
There were no other new accounting pronouncements issued during the nine months ended September 30, 2009 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2009, we had $14.2 million in cash and cash equivalents, a 25% increase from the balance of $11.3 million at December 31, 2008. The increase is due to $4.0 million of cash provided by operations, which was partially offset by $1.6 million used for purchases of property and equipment during the nine months ended September 30, 2009.
As of September 30, 2009, we had working capital of $3.5 million, an increase of $5.6 million from a working capital deficit of $2.1 million as of December 31, 2008. Included in current liabilities as of September 30, 2009 is $15.7 million in deferred revenue, which principally represents contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the revolving line of credit at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the Loan and Security Agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at November 9, 2009. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and minimum operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. We were in compliance with all such covenants as of September 30, 2009. As of September 30, 2009, we had $0 outstanding on the line of credit and we were in compliance with all such covenants.
We also have available a standby letter of credit with Silicon Valley Bank in the amount of $45,000, which was provided in January 2005 in connection with our entry into a lease for our office in Golden, Colorado. As of November 9, 2009, the amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank. We currently have no other credit arrangements.

For the nine months ended September 30, 2009, cash provided by operations was $4.0 million compared to cash provided by operations of $3.5 million for the nine months ended September 30, 2008, an increase of $0.5 million. Net cash flow used in investing activities was $1.6 million for the nine months ended September 30, 2009, compared to $1.1 million for the nine months ended September 30, 2008, an increase of cash used of $0.5 million. During the nine months ended September 30, 2009 and 2008, we incurred $1.6 million and $1.1 million, respectively, in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. For the nine months ended September 30, 2009, net cash flow provided by financing activities was $0.5 million. For the nine months ended September 30, 2008, net cash flow used in financing activities was $9.3 million.
Included in cash flow used in financing activities for the nine months ended September 30, 2008 was $9.8 million in purchases of treasury stock that were primarily made under our stock repurchase program. We did not repurchase any shares of our common stock under our stock repurchase program during the nine months ended September 30, 2009. Since June 22, 2006 and through September 30, 2009, under a stock repurchase program approved by our board of directors, we have repurchased 4,242,202 shares of our common stock for an aggregate purchase price of $19,572,461, which includes commissions and fees of $169,936. As of September 30, 2009, we have 757,798 shares available for repurchase under the stock repurchase program.
During the nine months ended September 30, 2009, the number of issued and outstanding shares of our common stock increased by 548,663 shares due to the exercise of stock options by our employees. We received approximately $416,000 in cash from the exercise of these stock options. As of September 30, 2009, there are outstanding options to purchase approximately 4.0 million shares of our common stock, at a weighted average exercise price of $0.35 per share. Therefore, we anticipate that additional options will be exercised. We also record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the award. During the restriction period, a grantee of an RSA may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote these shares. Some RSA holders have the right to receive dividends or other distributions paid on the shares underlying the RSAs. For the nine months ended September 30, 2009, the issued and outstanding shares of our common stock increased by 740,800 shares due to grants of RSAs.
Stock-based compensation expense for the three and nine months ended September 30, 2009 include $589,492 related to restricted stock previously granted to members of our executive management team. The shares vest upon the achievement of performance metrics based upon certain annual revenue and operating income targets. As of September 30, 2009, we concluded that a performance target related to annual revenue was probable of achievement. We expect to recognize an additional $293,877 of expense related to this performance target over the next fifteen months. There was no expense related to performance vesting for the three or nine months ended September 30, 2008.
As of November 9, 2009, we anticipate that our total 2009 capital expenditures will be approximately $2.1 million. For the nine months ended September 30, 2009, we have incurred $1.7 million of capital expenditures. We expect to fund all capital expenditures through current operations.
We are obligated to pay contingent consideration with respect to the acquisition of the websites www.WrongDiagnosis.com and www.CureResearch.com of up to $1.2 million in each of 2009 and 2010 based on levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid. The maximum payment for page views in 2009 is approximately $0.6 million, and the maximum payment for revenue is approximately $0.6 million. As of November 9, 2009, Tier IV of the revenue target representing 50% of the contingent consideration obligation, or approximately $0.6 million, was achieved. Our anticipated payment amount is subject to change based upon actual results for the year ending December 31, 2009.
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
Changes in prevailing interest rates will cause the market value of our investments to fluctuate. To minimize this risk, we maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of September 30, 2009, our total investment in these accounts amounted to $11.4 million. This amount is included in the cash and cash equivalents on the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2009, interest earned on these accounts was $17,000.
As of November 9, 2009, we had no borrowings outstanding under our revolving line of credit. We do not believe we are exposed to material direct risks associated with changes in interest rates other than with our cash and cash equivalents and short-term investments.
We have not utilized derivative financial instruments in our investment portfolio.
ITEM 4. CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2009.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the repurchase program, purchases may be made at management’s discretion from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the nine months ended September 30, 2009, we did not repurchase any shares of our common stock under the stock repurchase program. From the inception of the repurchase program through September 30, 2009, we have repurchased 4,242,202 shares of our common stock recorded as treasury stock at an average purchase price per share of $4.61, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936.
The following chart provides information regarding common stock purchases by us for the nine months ended September 30, 2009.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs

July 1, 2009 through July 31, 2009	29,833	$4.12	—	757,798

August 1, 2009 through August 31, 2009	292	4.78	—	757,798

September 1, 2009 through September 30, 2009	301	4.21	—	757,798

Total	30,426	$4.13	—	757,798

(1)	Shares purchased represent the portion of employee payroll taxes associated with vested restricted stock awards.
ITEM 6. EXHIBITS
Exhibits –

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(b).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: November 9, 2009	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President / CFO

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(a).

31.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(a).

32.1	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(b).

32.2	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(b).