Form 10-K
period 2009-12-31
HEALTH GRADES INC
filed 2010-03-16
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $68,385,141. Such aggregate market value was computed by reference to the closing sale price of the Common Stock as reported on the Nasdaq Global Select Market on such date. For purposes of making this calculation only, the registrant has defined “affiliates” as including all executive officers, directors and beneficial owners of more than five percent of the registrant’s Common Stock.
On March 1, 2010, 29,824,514 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain parts of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting are incorporated by reference in to Part III of this report.

Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that address, among other things, the availability of healthcare data, sufficiency of available funds, anticipated future revenues, anticipated capital expenditures, exercises of stock options and impact of interest rates in our investment account. These statements may be found under “Item 1-Business,” “Item 1A-Risk Factors,” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as in this Report generally. We generally identify forward-looking statements in this report using words like “believe,” “intend,” “expect,” “may,” “will,” “should,” “plan,” “project,” “contemplate,” “anticipate” or similar statements. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including: non-renewal or cancellation of contracts, unanticipated capital expenditures, failure to achieve anticipated revenue increases, decline in our stock price, and material changes in our balances of cash, cash equivalents and short-term investments. In addition, other factors that could cause actual events or results to differ materially from those discussed in the forward-looking statements are addressed in “Risk Factors” in Item 1A and matters set forth in this report generally. We undertake no obligation to update publicly any forward-looking statements.

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
We operate in one business segment. See our Financial Statements in Item 8 for our revenue, profits and losses and total assets for the last three years.
On our website at www.healthgrades.com, we currently provide ratings or profile information relating to the following healthcare providers:
•	Over 5,500 hospitals;
•	Over 800,000 physicians in more than 125 specialties;
•	Over 175,000 dentists in 10 specialties;
•	Over one million alternative specialty providers (e.g., acupuncturists, chiropractors, mental health professionals) in more than 40 specialties; and
•	Over 15,000 nursing homes.
We offer services to hospitals in three major capacities: 1) professional services that help hospitals build a quality perception with their internal staff, consumers, and physicians; 2) professional services that help hospitals improve their clinical process and quality; and 3) online marketing programs through our web properties that provide brand awareness for client hospitals. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide professional services within a hospital’s marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital), at a service line level (e.g. cardiac, pulmonary, vascular) and at a medical issue level (e.g., within the cardiac service line-coronary bypass surgery, heart attack, heart failure). In our clinical process and quality improvement services, we offer physician-led quality improvement engagements and other quality improvement analyses and services for any hospitals that are seeking to understand how to improve their clinical processes and how to sustain the improvements over time. The online marketing programs enable hospitals to sponsor physician profiles, promote their hospital brand and facilitate a real-time, local connection between online patients and providers.
In addition, we provide basic and detailed profile information on a variety of providers and facilities. We make this information available to consumers, employers, benefits consulting firms and payers to assist them in selecting healthcare providers. Basic profile information for certain providers is available free of charge on our website, www.healthgrades.com. For a fee, we offer healthcare quality reports with respect to hospitals, nursing homes and physicians. These paid reports provide more detailed information than is available free of charge on our website. Included in fee-based physician reports are Five-Star Doctor designations. These designations identify leading physicians based on their affiliation with a recognized hospital related to the physician’s specialty, state or federal sanctions, malpractice and board certification. Report pricing and content varies based upon the type of provider, type of report and whether the user is a consumer or a healthcare professional (for example, a medical professional underwriter).
We also provide the Connecting Point™ and Patient Direct ConnectTM programs under which a hospital, hospital system or single specialty provider can sponsor applicable physician profiles. Services to our clients and the sponsored physicians include assistance in creating and enhancing their professional and marketing information displayed in certain categories of the HealthGrades proprietary search site accessible at www.healthgrades.com. For a fee, our clients receive sponsored physician enhanced listings and profiles, client banner advertisements and sponsored links on sponsored physician profiles and client profiles, and client banner advertisements on search results pages. Physician Quality Reports™ for physicians who are participating in these programs are made available to consumers without charge. These programs are designed to give physicians and their sponsoring entity an opportunity to engage in a cost-effective complement to other traditional marketing mediums such as telephone directories, newspapers, radio and billboards. In addition, unlike many of the traditional marketing mediums, we provide the ability to measure the success of these online marketing efforts through our performance reporting, which tracks, among other things, the number of consumers who view the physician’s premium profile and, for Patient Direct Connect, appointment requests and telephone calls.

Additionally, we provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations that license our Health Management Suite of products, which include the following modules: Hospital Quality Guide™, Physician Quality Guide™, Nursing Home Quality Guide™, Home Health Quality Guide™ and Treatment Cost Calculator. This information can be customized so that, for example, an employee can have online access to quality data relating to healthcare providers within the provider network who are available under the employee’s particular health plan. We also license our hospital and physician data for health plans to integrate their own provider directories and for internal analytics.
Our internet advertising platform generates additional revenue from traffic at our website, www.healthgrades.com. We earn revenues from sales of advertisements on our websites through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our website) and activity-based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners).
In October 2008, we acquired the websites www.WrongDiagnosis.com and www.CureResearch.com in connection with our acquisition of certain operating assets of Adviware Pty Ltd. (“Adviware”).This acquisition increased our on-line presence by adding these websites to our healthcare properties. These websites provide detailed information for users to research symptoms (e.g., pain, fever, rash), diseases (e.g., diabetes, cancer, depression) and diagnoses. Also, in late 2008, we expanded beyond remnant advertising networks, including Google AdSense, to expand the channels through which our inventory is sold, increasing the overall value of that inventory. This includes direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with in-text advertising and contracting with advertising networks.
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
The www.healthgrades.com website is a healthcare information website that provides rating and other profile information regarding a variety of providers and facilities, among others. Our goal is to provide healthcare information that enables consumers to locate and connect with the right provider at their time of need.
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
For each particular medical issue chosen by the user, other than those relating to maternity care, women’s health, bariatric surgery and appendectomy, we provide a rating system of five stars, three stars or one star (five stars is the highest rating) for virtually every hospital in the United States. We base all of our ratings, except ratings on maternity care, bariatric surgery, and appendectomy, on the three most currently available years of Medicare Provider Analysis and Review (MedPAR) data that we license from the Centers for Medicare and Medicaid Services (CMS). MedPAR and state databases contain the inpatient records of Medicare patients and all patients in the states that allow the use of their data, respectively. We apply transparent, but proprietary, algorithms to the data to account for variations in risk in order to make the data comparable from hospital to hospital. In the initial analysis of the data, a separate data set is created for each group of patients who have a specific procedure or diagnosis (e.g., coronary bypass surgery, total hip replacement), based on International Classification of Diseases, Clinical Modification (ICD-9-CM) coding. The ICD-9-CM is the widely adopted system of assigning codes to diagnoses and procedures associated with hospital utilization in the United States. The quality measure for some procedures or diagnoses is mortality, while the quality measure for others is major complications.
Generally, 70% to 80% of hospitals studied are classified as three stars. The three star rating is applied when there is no statistical difference between a hospital’s predicted and actual performance. Approximately 10% to 15% of hospitals are rated five stars, which indicates their performance is statistically better than expected. Approximately 10% to 15% of hospitals are rated one star, meaning that their performance was statistically worse than expected.

For our maternity care, bariatric surgery and appendectomy ratings, which also are subject to the five star rating system, we use state all-payer files from 19 individual states derived from the inpatient records of persons who utilize hospitals in those states. The 19 states represented on the site are: Arizona, California, Florida, Iowa, Maine, Maryland, Massachusetts, Nevada, New Jersey, New York, Oregon, Pennsylvania, Rhode Island, Texas, Utah, Vermont, Virginia, Washington and Wisconsin. This data are derived from all discharges for these 19 states from 2004-2008. For maternity care, we analyzed several factors, such as neonatal mortality, rate of vaginal and cesarean delivery complications, volume of vaginal and cesarean deliveries and “patient choice” or non-clinically indicated cesarean delivery complications for each hospital within these 19 states. We then developed a system that assigned a weight to each factor based on our assessment of its importance to the quality of maternity care. Based upon the application of this system, the top 15% of hospitals in these 19 states receive five stars, the middle 70% receive three stars and the bottom 15% receive one star.
For the women’s health ratings, the ratings are based upon Medicare outcomes for female patients in 16 diagnoses and procedures. Bariatric surgery and appendectomy ratings are based on the presence of major complications. These ratings are created using the same methodology as the MedPAR ratings, but are based on the state all-payer files available in these 19 states.
Institutional and Service Line Hospital Awards — We recognize exceptional quality outcomes at an institutional level (e.g., hospital clinical excellence and patient safety) as well as at a service line level. Hospitals that achieve distinction from us for their exceptional quality outcomes receive our Distinguished Hospital Award for Clinical Excellence™ (DHA-CE). This is an annual award that we typically announce at the beginning of each calendar year. In February 2010, 269 hospitals nationwide received the DHA-CE designation, which identifies hospitals with clinical outcomes in the top 5% in the country.
To be considered for the DHA-CE, a hospital had to have received star ratings in at least 19 of the 26 HealthGrades procedures and diagnoses ratings using MedPAR data. After creating a list of hospitals that met the above criteria, we took the following steps to determine the DHA-CE recipients for 2010:
1.	Calculated the average overall star rating for each hospital by averaging all their MedPAR-based ratings.
2.	Calculated the average z-score (standard score) for each hospital by averaging all their MedPAR-based z-scores.
3.	Ranked hospitals in descending order by their average star rating.
4.	Broke ranking ties by average z-score.
5.	Selected the top 269 hospitals as 2010 DHA-CE recipients.
Hospitals that have received a DHA-CE award for the most consecutive years of the eight years we have designated this award are awarded HealthGrades’ America’s 50 Best Hospital Award. To identify America’s 50 Best Hospitals, we used a two-step process:
1.	Hospitals that were DHA-CE recipients for all of the last seven or eight years were identified.
2.	Hospitals that were DHA-CE recipients for all of the last six years were identified.
•	The six-year recipients were sorted by z-score, using the average z-score from the most recent DHA-CE analysis.
•	The top hospitals from this list were then added to the list from step 1 to create a list of America’s 50 Best Hospitals.
For the 2010 award year, hospitals were segregated into two groups: teaching and non-teaching. Teaching status was primarily determined based on information in the Medicare Cost Reports, with additional input from Indirect Medical Education payments and the Council of Teaching Hospitals.
Hospitals that achieve distinction from us for their exceptional patient safety performance receive our annual Patient Safety Excellence Award™ (PSEA). This distinction is based on 12 of the Agency for Healthcare Research and Quality’s (AHRQ) Patient Safety Indicators (PSI’s) (including, among others, post-operative hip fracture, post-operative hemorrhage or hematoma and post-operative sepsis) and recognizes exceptional experience regarding the number and type of patient safety incidents within a hospital. We utilize the PSI software developed by AHRQ to determine the patient safety rates for each individual PSI. We then create an overall patient safety score for every hospital utilizing the PSI software developed by AHRQ. For our 2009 and 2010 award years, we segregated hospitals between teaching and non-teaching. In order to achieve distinction, hospitals were required to have an average overall HealthGrades star rating of at least 2.5, have a HealthGrades star rating in a minimum number of 16 of the 26 medical issues we rate using MedPAR data and 9 of 12 PSI’s. The top 15%, or 238 hospitals, that met these criteria, ranked in descending order by their average overall patient safety score, from each of the groups (teaching and non-teaching) were awarded the PSEA designation.
In 2009, recipients of the PSEA represented less than 5% of the total hospitals evaluated. Nationwide, 112 teaching hospitals and 130 non-teaching hospitals received the PSEA designation in 2009.

Hospitals that rank in the top 15% nationally in patient experience receive our Outstanding Patient Experience Award™ (OPEA). The ratings are based on patient satisfaction survey results that hospital patients provide as part of a new federal initiative to increase public reporting of hospital performance. For the 2010 award year, we analyzed patient satisfaction data for over 2,500 hospitals in the United States using Hospital Consumer Assessment of Healthcare Providers and Systems (HCAHPS) hospital survey data obtained from the CMS. The HCAHPS data cover patients discharged between July 2007 and June 2008. To be considered for the OPEA, a hospital had to have:
•	More than 100 survey responses;
•	At least 50 acute care beds; and
•	A minimum HealthGrades average star rating of 2.5.
Each year we issue Specialty Excellence Awards™ to hospitals performing in the top ten percent in the United States in clinical excellence in each of the following 17 specialty care areas: bariatric surgery, cardiac care, cardiac surgery, critical care, coronary intervention, gastrointestinal, gastrointestinal surgery, general surgery, joint replacement, orthopedic, prostatectomy, pulmonary, spine surgery, stroke, vascular, maternity care and women’s health.
Our Transplant Excellence Award™ identifies hospitals that are among the best in the United States in transplantation. We used risk-adjusted data distributed by the Scientific Registry of Transplant Recipients (SRTR) Program to identify the top organ transplantation centers for the following four organs: heart, kidney, liver and lung. To be considered for our Transplant Excellence Award, a transplant center had to meet the following qualifications using SRTR data:
•	Three-year patient survival — Hospitals must have a statistically higher than expected three-year patient survival rate.
•	Waitlist mortality rate — Hospitals must have a waitlist mortality rate that is statistically lower or not statistically different than expected.
Physician Quality Reports — We provide quality information on over 800,000 physicians. This information includes, to the extent available through our data sources, primary and secondary specialty areas, medical school attended, years since medical school, residency, memberships, fellowships, address, telephone number, board certification, malpractice data, hospital affiliation and federal or state medical board sanction information. This data is compiled from a variety of public and private data sources. As not all physician information is identified by a specific physician identifier (e.g., Unique Physician Identification Number, or UPIN), we have developed an extensive matching process designed to properly match the various data elements that we compile from numerous data sources to the appropriate physician. Currently, our Physician Quality Report is available to consumers for $12.95 per physician report. A second physician report is free within the same order and any additional reports after the second report may be purchased for $9.95. Consumers who purchase a Physician Quality Report receive a report for the selected physician and, for comparative purposes, five additional randomly selected reports of physicians practicing in the same specialty and geographic area. Consumers have the option to add a Medical Cost Report to their purchase for an additional $4.95. Consumers may also purchase a Medical Malpractice Report for $7.95. Malpractice Reports are available for physicians practicing in the following states: California, Connecticut, Florida, Georgia, Idaho, Illinois, Indiana, Maryland, Massachusetts, New Jersey, New York, North Dakota, Oregon, Tennessee, Texas, Vermont, Virginia, and West Virginia. We utilize online media to attract a significant percentage of the visitors to our website. Currently, the majority of the traffic to our website is derived through major search engines and is displayed as part of the “free” search engine results. However, we also pay for certain keywords that enable our website to be displayed in certain “paid” search results.
Included in our physician quality reports are the Five-Star Doctor designation. To help consumers evaluate and compare physicians, we analyzed objective physician data to identify leading physicians in 23 separate specialties across the U.S. The Five-Star Doctor designation identifies leading physicians based on their affiliation with a recognized hospital related to the physician’s specialty, state or federal sanctions, malpractice and board certification. To make the Five-Star list, a physician must:
•
Be affiliated with a hospital that is highly rated for quality of care by us, or recognized by the National Cancer Institute or Commission on Cancer, in the clinical area related to the physician’s specialty.

•	Not had their license on probation, suspended, surrendered or revoked since 2000.
•	Be free of state or federal disciplinary actions or sanctions for the last five years.
•	Be free of malpractice judgments, adverse arbitration awards or monetary settlements for the last five years.
•
Be board certified in their practice specialty by the American Board of Medical Specialties®, the American Osteopathic Association Bureau of Osteopathic Specialists or the American Board of Facial Plastic and Reconstructive Surgery.

WatchDog Subscription — Along with our Physician Quality Reports, we offer a 14-day free trial in our WatchDog notification services. This subscription provides email notifications to patients to allow them to track any changes to their physicians’ profiles including data included in the Physician Quality Reports and patient surveys. Currently, our WatchDog notification service is available for $9.95 per subscriber per month with no limit to the number of physicians the subscriber may track.

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
Patient Direct Connect — Patient Direct Connect is viewed as an alternative to traditional hospital marketing activities. This program facilitates a real-time, local connection between online patients and providers. Under the Patient Direct Connect program, a hospital or hospital system purchases advertising placements on HealthGrades’ website, www.healthgrades.com. Program services to our clients include assistance in creating and enhancing our hospital clients’ professional and marketing information displayed in certain categories of the site. For a fee, our clients are provided with the opportunity to engage and assist patients searching for provider information. Physician Quality Reports for physicians who are participating in our Patient Direct Connect program are made available to consumers without charge.
Nursing Home Ratings — We provide ratings of the performance of nursing homes across the United States that are Medicare or Medicaid certified and active in these programs. We typically update these ratings on a monthly basis. In preparing the ratings, we analyze licensing survey data from CMS’s Online Survey Certification and Reporting (OSCAR) database and complaint survey data from CMS’s Skilled Nursing Facility Complaint database. Licensing surveys are inspections that assess compliance with standards of patient care such as staffing, quality of care and cleanliness. Complaint surveys are investigations of complaints and serious problems. We exclude nursing homes whose most recent survey date was more than 20 months prior to the date the data was received by us. Stand-alone Medicare and/or Medicaid nursing homes are analyzed apart from Medicare, hospital-based nursing homes. We do not rate Medicare, hospital-based nursing homes because these facilities are designed for short-term patient care. In addition, nursing homes with only one licensing survey are not included in our analysis. The ratings are assigned on a state by state basis, rather than nationally, because the surveys from which information is derived are conducted by state agencies and there may be variations between the states’ survey processes and results. The highest rated 30% of nursing homes receive five stars, the middle 40% receive three stars, and the bottom 30% receive one star.
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
Services for Hospitals — We offer professional services that provide business development tools and marketing assistance for hospitals seeking to distinguish themselves with respect to their clinical quality. We also provide physician-led professional services and analytical products for hospitals seeking to understand and improve their quality. Our programs, described in more detail below, primarily cover the following clinical service lines:
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
We offer our SQI program to highly rated providers only after our ratings are completed. We do not adjust our ratings based on whether a provider is willing to license with us. The license may be in a single service line (e.g., cardiac) or multiple service lines (for example, cardiac, neurosciences and orthopedics). In addition, the SQI program provides ongoing access to our marketing services and resources, including our in-house healthcare consultants, tailored to the hospital’s specific needs.
Strategic Quality Partnership (SQP). The SQP program recognizes clinical excellence in hospitals across our range of service lines. Hospitals that contract with us for the SQP program receive all of the SQI features described above with respect to all of the service areas we rate. In addition, hospitals can reference the additional DHA-CE designation. Hospital clients are provided with additional marketing and planning assistance with respect to the DHA-CE designation as well as a trophy for display at the hospital. This program also includes a quality analysis module to help hospitals understand their ratings and how they can continue to improve their quality.
America’s 50 Best Hospitals. Hospitals that are one of the America’s 50 Best Hospitals and that contract with us receive the following:
•	All of the SQP features described above;
•	Either the America’s 50 Best Hospitals trophy or the standard DHA-CE trophy;
•	Customized video featuring a HealthGrades executive congratulating the hospital on the America’s 50 Best Hospitals Award;
•	One additional on-site visit by a HealthGrades senior consultant for Chief Executive Officer media training; and
•	Services for the client’s Chief Executive Officer to help the client learn how to best discuss quality with the media.
Patient Safety Excellence Award (PSEA). Under our PSEA program, we license the commercial use of our corporate mark and applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence, including:
•	HealthGrades name and logo;
•	Patient Safety Excellence Award designation and trophy for that year; and
•	Marketing messages developed by HealthGrades.
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
Quality Report for Hospital Professionals™ — Patient Safety. We provide reports that analyze hospitals’ performance within 12 patient safety indicators established by the AHRQ, compare their performance against the best practice benchmark, the national average and their state average and detail the strengths and weaknesses of their patient safety profile.
Health Management Suite — We license access to, and customize our database for, employers, benefits consulting firms, payers and others. We offer our customers these modules in a standard format without customization for specific geographic areas or provider networks, through our Health Management Suite product. For an additional fee, customers can integrate our modules within their online provider directories, and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules. Depending on the client’s needs, we can customize our content for the intended users. Modules currently available are as follows:
Find a High-Quality Provider:
Hospitals — Interactive, fully searchable hospital quality information for the nation’s over 5,500 hospitals rated by us. Reports feature one, three and five-star hospital ratings based on mortality and complication rates up to 180 days after hospitalization and include the hospital’s average cost for each procedure.
Physicians — Online profiles of over 800,000 physicians covering 125 different specialties with numerous data elements, including the doctor’s board certifications, malpractice history and sanction information. Data also include the average cost of services as well as patient experience survey results from those who have visited with the physician.
Nursing Homes — Compare nursing homes side-by-side with inspection data for over 15,000 facilities nationwide and state licensing survey information that outlines a facility’s overall quality.
Home Health — Ratings for more than 8,000 home health agencies nationwide based on four consecutive years of data including complaint investigation information and violations.
Estimate Healthcare Costs:
Treatment Cost Calculator — Featuring costs for 56 procedures, 200 tests including diagnostic x-rays, pathology and laboratory tests, and cost information including list prices, negotiated rates and out-of-pocket-expenses to help individuals plan healthcare spending.
Healthcare Quality Reports for Professionals — We offer comprehensive quality information to organizations that need current and historical quality information on nursing homes and hospitals. Our primary customers are medical professional liability insurers and underwriters. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.
Nursing Home Quality Report for Professionals™ — We currently offer the following three categories of reports on nursing homes: Nursing Home Quality Report; Executive Summary Report and Risk Assessment Report. Our Nursing Home Quality Report contains detailed information on ownership, certification history, staffing and patient demographics as well as performance and ranking data from health, state complaint and licensing surveys. Our Executive Summary Report summarizes this information. Our Risk Assessment Report is a textual analysis of the Nursing Home Quality Report that highlights potential problem areas within a facility that require risk management.
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

Healthcare Quality Reports for Consumers — We offer comprehensive quality reports to consumers that provide current and historical quality information on hospitals and nursing homes. In addition, we offer reports on physicians that contain detailed information with respect to education, professional licensing history and other items.
Hospital Quality Report™ for Consumers — Our Hospital Quality Reports for Consumers include:
•	Ratings for all procedures and diagnoses rated by HealthGrades for the hospital;
•	Survey data prepared in connection with the Leapfrog Group;
•	Our methodology and helpful hints for choosing a hospital; and
•	Cost data.
Nursing Home Quality Report™ for Consumers — Our Nursing Home Quality Reports for Consumers include:
•	Our rating for the particular nursing home;
•	Health survey history with descriptions and severity of the deficiencies for the last four licensing surveys;
•	Instances of repeated deficiencies;
•	How the nursing home compares to others in the state; and
•	Our methodology and helpful hints for choosing a nursing home.
Physician Quality Report™ for Consumers — Our Physician Quality Reports for Consumers include (where available):
•	Addresses and phone numbers;
•	Specialties;
•	Board certification information;
•	Education information, including medical school, year graduated and residency, fellowships and internships;
•	Physician memberships and associations;
•	Malpractice data;
•	State and federal sanction information (if any) within the last 5 years;
•	Name and address of area hospitals and affiliated hospitals;
•	Group practice;
•	Gender;
•	Languages spoken;
•	National comparative statistics in board certification, years in practice and sanction activity regarding physicians in the same specialty field; and
•	Information on how to choose a physician with a checklist and guide.
Currently, our physician profiles include the following tabs:
•	Physician profile (free) — includes physician’s name, specialties and health plans accepted among other items;
•	Office locations (free) — includes address, phone number and other physicians practicing at the same office;
•	Ratings (free) — experience surveys completed by our users;
•	Hospital ratings (free) — hospital name and our ratings by clinical services area for hospitals at which the physician is affiliated;
•	Awards and recognition (fee-based) — displays HealthGrades Five-Star and Recognized recognition, as well as memberships (i.e., AMA);
•	Education (fee-based) — displays medical school and residency;
•
Background check (fee-based) — a premium physician quality report that includes information on board certification, malpractice history, federal and state sanctions from all 50 states, among other items; and,

•	Procedure costs (fee-based) — detailed cost information for a variety of medical procedures.

Content and Data Licensing. We offer to web property owners and operators a license to specific portions of our healthcare-related content and resources which provide users access to our proprietary or licensed rating and other information regarding hospitals and physicians.
Pharmaceutical and Medical Device Solutions — In addition to reaching consumers at the point of a medical decision, we believe the demographics for HealthGrades’ consumers are highly relevant for pharmaceutical and medical device brands that want to grow market share.
Internet Advertising — We currently display advertisements on the majority of our physician profile pages utilizing Google AdSense and DoubleClick’s advertising network. DoubleClick is our ad serving engine. In October 2008, we acquired certain operating assets of Adviware, which increased our on-line presence by adding the websites www.WrongDiagnosis.com and www.CureResearch.com to our healthcare properties. Also, in late 2008, we expanded beyond remnant advertising networks, including Google AdSense, to expand the channels through which our inventory is sold, increasing the overall value of that inventory. This includes direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with in-text advertising and contracting with advertising networks.
Competition
With respect to our quality services for hospitals, we face competition from data providers such as Thomson Reuters and healthcare consulting companies such as Deloitte, Thomson Reuters (Solucient), SG2 and Marshall Steele that offer certain consulting services to hospitals. Many of these companies have well established consulting practices with a large number of employees dedicated to these services. The ability to demonstrate the value of quality improvement consulting programs, name brand recognition and cost are the principal factors that affect our competitive position.
We face competition with respect to our service offerings to employers, benefits consulting firms, payers, consumers and others from companies that provide online information and decision support tools regarding healthcare providers and physicians. Several companies currently offer online healthcare information and support tools such as WebMD and Ingenix. WebMD has a well-established web platform which is widely known as the most trafficked healthcare website on the internet today for general healthcare content. However, we believe that the approximately 19,000,000 unique consumers who visit our websites (www.healthgrades.com, www.WrongDiagnosis.com and www.CureResearch.com) each month are active consumers who are searching for targeted information such as selection of a healthcare provider. We believe that the ability to provide accurate and comprehensive healthcare information in a manner that is cost-effective to the client is the principal factor that affects competition in this area.
We compete, with respect to internet advertising, with online health publishers, such as WebMD and UCompareHealthcare and internet advertising companies, as well as companies that offer traditional media advertising opportunities. We face competition from numerous other companies, both in attracting internet users and in generating revenue from advertisers and sponsors. Competition for users includes websites that provide health-related information, both commercial and not-for-profit sites, and sites that publish healthcare and user generated content. Additionally, we compete for advertisers and sponsors with both healthcare-related and non-healthcare related content and services. Non-healthcare related advertising segments we compete in include travel, automotive, retail and consumer package goods.
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

A provision of the federal Social Security Act, commonly known as the Anti-Kickback Statute, prohibits kickbacks, rebates and bribes in return for referrals of federal healthcare program services. This law provides an extremely broad base for finding violations. Indeed, any remuneration, direct or indirect, offered, paid, solicited, or received, in return for referrals of patients or business for which payment may be made in whole or in part under Medicare, or a state healthcare program (Medicaid) could be considered a violation of law. The language of the Anti-Kickback Statute also prohibits payments made to anyone to induce them to “recommend purchasing, leasing, or ordering any good, facility, service, or item for which payment may be made in whole or in part” by a federal healthcare program. Criminal penalties under the Anti-Kickback Statute include fines up to $25,000, imprisonment for up to 5 years, or both. In addition, acts constituting a violation of the Anti-Kickback Statute may lead to additional civil penalties, such as fines, assessments and exclusion from participation in the Medicare and Medicaid programs.
To provide more direct guidance on the interpretation of the Anti-Kickback Statute, the Office of Inspector General, or OIG, of the Department of Health and Human Services (DHHS) has developed regulations regarding what types of business arrangements are not to be considered violative of the law and to develop criteria to be applied to any new arrangement to determine whether it is acceptable under the law. The regulations are known as “Safe Harbors” and address activities that may technically violate the Anti-Kickback Statute, but are not to be considered as illegal when structured to conform to the proposed regulation. The OIG has also set forth specific procedures by which the DHHS, through the OIG, in consultation with the Department of Justice (DOJ), will issue advisory opinions to outside parties regarding the interpretation and applicability of anti-kickback and certain other statutes relating to federal and state healthcare programs.
Whenever an arrangement exists with an entity capable of providing services reimbursed by Medicare or Medicaid, the arrangement must be analyzed to determine if the Anti-Kickback Statute is implicated (i.e., can the arrangement be characterized as involving remuneration intended to induce referrals for the provision of covered services). Because our customers will, in some instances, be healthcare providers, we must be mindful of state and federal laws; that is, we want to be sure that any payments to us will not be considered a payment for a referral of patients or business from HealthGrades.
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
There is a potential that our arrangements could fall within the personal services and management agreement safe harbor regulation enacted under the anti-Kickback Statute. The personal services and management agreement safe harbors provide that payments under such agreements will not constitute remuneration under the Anti-Kickback Statute if the payments meet seven criteria, including that the agreement is set out in writing and is signed by the parties, and that aggregate compensation is set in advance, is consistent with fair market value and does not take into account the volume or value of any referrals or business generated between the parties. Unless an arrangement meets all of the terms of a safe harbor, the government could attempt to draw an inference that payments made constitute remuneration and that at least one purpose of the remuneration is to induce referrals. However, failure to meet the safe harbors does not render an arrangement per se unlawful. We believe that our operations comply with applicable legal regulatory requirements of the Anti-Kickback Statute’s personal services and/or management agreement safe harbor. However, some of these laws have been applied to payments by physicians for marketing and referral services and could constrain our relationships, including financial and marketing relationships with customers such as hospitals. It also is possible that additional or changed laws, regulations or guidelines could be adopted in the future that could affect our business.
Many states have laws that prohibit payment of kickbacks or other payment of remuneration to those in a position to control the referral of patients similar to the Anti-Kickback Statute, but the prohibitions may apply to remuneration related to the referral of business or patients covered by any healthcare payer, including commercial insurance. Therefore, it is possible that our activities may be found not to comply with these laws. Noncompliance with such laws could subject us to penalties and sanctions. We do not believe that we are in violation of any legal requirements under such state laws.
In addition to the Anti-Kickback Statute, filing of false claims to the federal government is prohibited by federal criminal and civil statutes. Criminal provisions prohibit knowingly filing false claims, making false statements or claims to be made by others. Civil provisions under the federal False Claims Act (FCA) prohibit the filing of claims, or causing the filing of claims, that the person filing knew were false. Criminal penalties include fines and imprisonment. Civil penalties under the FCA include fines up to $11,000 per claim, plus treble damages, for each claim filed. In addition, under the Deficit Reduction Act of 2005, states are encouraged to enact their own false claims laws, which could increase the number of false claims suits at the state level. Although we are not filing claims ourselves, liability under the FCA can extend to those who cause the filings of claims. In May 2009, the President signed the Fraud Enforcement and Recovery Act which amended the FCA, granting the government and whistleblowers greater enforcement latitude. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims to the government by our customers, there could be false claims liability, although we endeavor to provide advice that cannot be so construed.

A federal law know as the “Stark Law” prohibits a physician from referring a Medicare patient for certain designated health services (DHS) to an entity with which the physician or an immediate family member has a financial relationship, unless the referral is protected by one or more exceptions provided by law. DHS includes a wide range of ancillary healthcare services in a number of broad categories, including all inpatient and outpatient hospital services. Violations of the Stark Law may result in a number of penalties, including Medicare nonpayment of claims for DHS provided as a result of a prohibited referral, an obligation to refund amounts paid as a result of a prohibited referral and civil monetary penalties for knowing violations. While the Stark Law does not apply to our business, our hospital and physician customers must comply with the Stark Law. We do not believe that our business subjects our customers to risk under the Stark Law, though interpretations of the Stark Law are constantly evolving and changes in the law itself or the regulatory guidance could impair our business.
Health Care Legislation. It is our belief that the Medicare Prescription Drug Improvement and Modernization Act of 2003 has not had a major impact on our arrangements with providers. Future legislation, including the healthcare reform proposals currently under consideration by Congress, may be introduced and considered by Congress and state legislatures that is designed to change access to and payment for healthcare services in the United States. We can make no prediction as to whether future legislation will be enacted or, if enacted, the effect that such legislation will have on us.
Privacy of Information and the Health Insurance Portability and Accountability Act of 1996 (HIPAA)
Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health related information or other private information about the user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other payers. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:
•	state privacy and confidentiality laws;
•	state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;
•	Medicaid laws;
•
the U.S. Health Insurance Portability and Accountability Act of 1996, or HIPAA, as described in detail below, and related rules promulgated by the United States Department of Health and Human Services (HHS); and

•	CMS standards for electronic transmission of health data
Under HIPAA, Congress set national standards for the protection of health information created, maintained or transmitted by health plans, healthcare clearinghouses and certain healthcare providers (“covered entities”). Under the law and regulations known collectively as the Privacy and Security Rules, covered entities must implement standards to protect and guard against the misuse of individually identifiable health information. Although we are not a covered entity, we believe that we have complied with the applicable standards. Failure to timely implement these standards could, under certain circumstances, trigger the imposition of civil or criminal penalties.
The Privacy and Security Rules do not replace federal, state, or other laws that grant individuals even greater privacy protections, and covered entities are free to retain or adopt more protective policies or practices.
Most healthcare providers and payers do not carry out all of their healthcare activities and functions by themselves. Instead, they often use the services of a variety of other persons or businesses. The Privacy and Security Rules allow covered entities to disclose protected health information to business associates if the covered entities obtain satisfactory assurances that the business associate will use the information only for the purposes for which it was engaged, will safeguard the information from misuse, and will comply with certain other requirements under the Privacy and Security Rules. Covered entities may disclose protected health information to an entity in its role as a business associate only to help the covered entity carry out its healthcare functions — not for the business associate’s independent use or purposes, except as needed for the proper management and administration of the business associate. Although we are not a covered entity, we may be asked to enter into business associate agreements with covered entities. A portion of the American Recovery and Reinvestment Act of 2009, known as the Health Information Technology for Economic and Clinical Health Act (the HITECH Act), expanded the scope and application of HIPAA, including among other things, applying certain privacy and security provisions directly to business associates. Application of these rules to business associates is a significant change. Previously, if a breach involving a business associate occurred, the covered entity could just terminate the contract if the breach was not remedied. Responsibility and liability rested with the covered entity. Under the HITECH Act, the business associate now has responsibility and liability directly for a breach.

Under the HITECH Act, covered entities and business associates will face criminal and civil liability for failure to comply with HIPAA. Criminal penalties may be imposed against persons who obtain or disclose protected health information without authorization. In addition, a state’s Attorney General can bring civil actions against a person on behalf of residents adversely affected by violations of either HIPAA or the HITECH Act. The Attorney General can either seek to enjoin further violations or obtain monetary damages on behalf of the residents harmed. DHSS is also beginning to perform periodic audits of healthcare providers to ensure that required policies under the HITECH Act are in place. Finally, individuals harmed by violations will be able to recover a percentage of monetary penalties or a monetary settlement based upon methods established by DHHS for this private recovery. To the extent we have entered into such agreements, we believe that we are in compliance with the requirements of those agreements.
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
Government Regulation of the Internet, Data and Privacy
The internet is currently the subject of a number of statutes and regulations, and the trend for the future could include an increase in the quantity and the complexity of regulation. Any new or revised law or regulation pertaining to the internet, or the application or interpretation of existing laws and regulations, could decrease demand for our services, increase our cost of doing business, decrease the availability of the data we obtain and use from third parties, increase the costs of online marketing, or otherwise cause our business to suffer.
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
In addition, the regulation of the internet outside the United States may affect our cost of doing business, directly or indirectly, in the long run. For example, privacy law in the European Union and in a number of other countries is far more restrictive then U.S. privacy law in terms of how personal information may be collected, stored, processed, transmitted, and shared with others. As a result, we may not be able to profitably expand our business to the European Union or other countries that have similar laws, and we may not be able to realize the benefits of reducing costs by outsourcing any of our operations that involve the processing of personal information to such countries. Further, the more restrictive privacy and other internet-related laws and regulations in other countries have served as a model for newer and more restrictive privacy and other internet-laws and regulations in the United States.
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

We own federal trademark registrations for the marks HealthGrades, HealthGrades Checkmark & Star Logo, and the phrase, “Guiding America to Better Healthcare.” We have also registered with the United States Copyright Office the HealthGrades Hospital Ratings Database, HealthGrades Hospital Awards Database, and HealthGrades Hospital Patient Safety Database. These Database Copyright registrations are updated on a quarterly basis. We applied for and received a copyright for the HealthGrades Checkmark & Star Logo.
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
Employees
As of December 31, 2009, we had 209 employees, most of whom were located at our corporate offices in Golden, Colorado. Of these employees, 87 were engaged in sales and marketing, client consulting or client administrative support, 90 in product development (including information technology/web development) and 32 in general and administrative (including finance, accounting and IT infrastructure). We are not subject to any collective bargaining agreements.
Available Information
Our internet address is www.healthgrades.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (SEC). Our SEC reports can be accessed through the “Investor Relations” section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Item 1A.	Risk Factors
Our short and long-term success is subject to many factors beyond our control. If any of the following risks, as well as any risks described elsewhere in this Form 10-K, actually occur, our business, financial condition or results of operations could suffer. Other risks not presently known to us or not presently thought to be material could also affect our business, our financial condition or results of operations. Because of these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
RISKS RELATED TO OUR BUSINESS
Our business will suffer if we are not able to obtain reliable data as a basis for our healthcare information.
To provide our healthcare information, we must have comprehensive, reliable data. We obtain this data from a number of public and private sources. Currently, the information we utilize to compile our hospital ratings is acquired from CMS and 19 individual states. For the year ended December 31, 2009, revenues derived from SQP, SQI, and QAI products accounted for approximately 60% of our total ratings and advisory revenue. These products are based exclusively on our hospital ratings. Moreover, some of our Health Management Suite modules are based on information acquired from CMS. Our business could suffer if CMS or our other data sources began charging for use or access to this data, or cease to make such information available, and suitable alternative sources were not identified on a timely basis. Moreover, our ability to attract and retain customers depends on the reliability of the information that we use and license. If our information is inaccurate or otherwise erroneous, our reputation and customer following could be damaged. In the past, we have had disputes with two providers of information who sought to terminate our arrangements based on allegations, which we denied, that our use of the information violated the terms of our agreements with the providers. We have located alternate sources of information or modified the scope of information provided in response to these disputes. Nevertheless, our failure to obtain suitable information, if needed to use in place of information provided by a source that stops providing information or that charges substantially more for such data, could hurt our business.
Failure to effectively manage the growth of our operations and infrastructure could disrupt our operations and prevent us from maintaining or increasing profitability.
We have expanded meaningfully in the past few years and we continue to seek to increase our sales efforts, attract new clients, maintain existing clients and develop new products. To manage our growth, we must successfully attract qualified personnel and successfully integrate new personnel into our operations. Our failure to manage personnel and otherwise appropriately manage expansion of our business could adversely affect our business and future growth. If our website traffic continues to grow and we do not maintain the appropriate infrastructure to support the growth and new technologies, our business will be harmed.
Our proprietary rights may not be fully protected.
If we fail to adequately protect our intellectual property rights, our business could be harmed by making it easier for our competitors to duplicate our products and services. While we have certain trademarks and copyrights that have been registered with the U.S. Patent and Trademark Office and the U.S. Copyright Office, respectively, such trademarks and copyrights may not offer adequate protection. In addition, we require some of our employees to enter into confidentiality and invention assignment agreements and, in more limited cases, non-competition agreements. Nevertheless, our efforts to establish and protect our proprietary rights may be inadequate to prevent imitation of our services or branding by others or may be subject to challenge by others. Furthermore, our ability to protect some of our proprietary rights is uncertain because legal standards relating to the validity, enforceability and scope of intellectual property rights in internet-related industries are uncertain and are still evolving. In addition, although we have obtained copyright registrations for some of our databases, such registrations and existing laws may not allow us to adequately protect the underlying data contained in such databases. Accordingly, third parties may contend they are free to use portions of the data contained in such databases. Also, our current rights and existing laws do not preclude competitors from independently developing businesses with functionality or features substantially equivalent or superior to our business. Any infringement, misappropriation or third-party development could have a material adverse effect on us.
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

In addition to the risk of failing to adequately protect our proprietary rights, there is a risk that we may become subject to claims that we infringe upon the proprietary rights of others. The possibility of inadvertently infringing upon the proprietary rights of others is increased for businesses such as ours because there is significant uncertainty regarding the applicability to the internet of existing laws regarding matters such as copyrights and other intellectual property rights. A claim of intellectual property infringement may cause us to incur significant expenses to defend against the claim. If we are not successful in defending against an infringement claim, we could be liable for substantial damages or may be prevented from offering some aspects of our services. We may be required to make royalty payments, which could be substantial, to a party claiming that we have infringed their rights. These events could damage our business. Any significant litigation could cause us to incur substantial expense to protect our rights.
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
To expand our audience of online users, increase our online traffic and increase interest in our other healthcare information services, we must strengthen recognition of our brand name. To be successful in this effort, consumers must perceive us as a trusted source of healthcare information; hospitals and other providers must perceive us as an effective marketing and sales channel for their services and products; and employees, payers, insurers, and others must perceive us as a source of valuable information that can be used to enhance the quality and cost-effectiveness of healthcare. We may be required to increase our marketing budget substantially in our efforts to strengthen brand name recognition. This will increase our costs, and our business will suffer if our efforts are not productive.
If we were to lose the services of Kerry Hicks or other members of our executive management team, we may not be able to execute our business strategy.
Our future success depends in a large part upon the continued service of key members of our executive management team. In particular, our Chief Executive Officer (CEO), Kerry Hicks, is critical to the overall management of HealthGrades as well as the development of our technology, our culture and our strategic direction. All of our executive officers, with the exception of Kerry Hicks, our CEO, and David Hicks, one of our Executive Vice Presidents, are at-will employees. We do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

Our business will suffer if we are unable to attract, retain and motivate highly skilled employees.
Our ability to execute our business plan and be successful depends upon our ability to attract, retain and motivate highly skilled employees when needed. As we expand our business, we will need to hire additional personnel to support our information technology operations in particular. We may be unable to retain our key employees or attract or retain other highly qualified employees in the future. If we do not succeed in attracting new personnel as needed and retaining and motivating our current personnel, our business will suffer.
We may experience system failures that could interrupt our services.
The success of our websites and activities related to the websites will depend on the capacity, reliability and security of our network infrastructure. We rely on telecommunications providers to provide the external telecommunications infrastructure necessary for internet communications. We also depend on providers of online content and services for some of the content and applications that we make available through www.healthgrades.com and www.WrongDiagnosis.com. Any significant interruptions in our services or increases in response time could result in the loss of potential or existing users or customers. Although we maintain insurance for our business, we cannot guarantee that our insurance will be adequate to compensate us for losses that may occur or to provide for costs associated with business interruptions.
We must be able to operate our website 24 hours a day, 7 days a week, without material interruption. To operate without interruption, we and our telecommunication and content providers must guard against:
•	damage from fire, power loss and other natural disasters;
•	communications failures;
•	software and hardware errors, failures or crashes;
•	security breaches, computer viruses and similar disruptive problems; and
•	other potential interruptions.
Our websites may be required to accommodate a high volume of traffic and deliver frequently updated information. Users of our websites may experience slower response times or system failures due to increased traffic on our websites or a variety of other reasons. We could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. Any significant interruption of our website operations could damage our business.
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
We may rely on third parties to supplement or provide ancillary content for our website. The availability of such content could be restricted or terminated by such third parties or substantial fees may be imposed for our continued use.
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

Our rating and measuring systems, data and content may not be protected by intellectual property laws. We may not be able to prevent our competitors and others from developing and using similar rating and measuring systems or from reproducing or publishing our data and content.
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

•
Our websites face competition from numerous other companies, both in attracting users and in generating revenue from advertisers and sponsors. We compete for users with online services and websites that provide health-related information, including both commercial sites and not-for-profit sites. We also compete for advertisers and sponsors with providers of both healthcare-related and non-healthcare related content and services.

•
There are numerous items outside of our control that may limit our ability to accurately forecast or generate revenues from this area, including, but not limited to: advertisers’ budgets and buying patterns, the time between the initial contact with an advertising network, agency or potential advertiser or sponsor and the execution of a contract, which may be lengthy, and seasonal factors relating to the prevalence of specific health conditions that may affect the timing of promotional campaigns for specific products, among other items.

•	If unable to provide quality graphics and content to attract users and advertisers to our websites, our advertising revenues may be adversely affected.

•	Technologies have been developed that can block the display of our ads.

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
Our online business has a limited operating history and participates in relatively new and rapidly changing markets. Many companies with business plans based on providing healthcare information and related services through the internet have failed to be profitable and some have filed for bankruptcy and/or ceased operations. Even if demand from users exists, we cannot assure this aspect of our business will continue to be profitable.
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
Some of these competitors are larger, have greater financial, marketing, technical and product development resources and have more experience in providing healthcare information than us. These competitors may also be better known than us. We cannot assume that we will be able to compete successfully against these competitors.
The recent global economic downturn may impact our business, operating results or financial condition.
The recent global economic downturn has caused disruptions and volatility in the global financial markets and increased rates of default and bankruptcy, and has impacted the levels of consumer spending. These and other macroeconomic developments could negatively affect our business, operating results or financial conditions. For example, current or potential customers, such as hospitals, may delay or decrease spending with us or may not pay us or may delay payments for previously purchased products or services. If consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our websites and fewer purchases of our consumer reports. Reduction in healthcare spending, as in elective surgeries, may adversely affect our business. Also, if the banking system or the financial markets remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.
Acquisitions could be risky and may place significant strain on our management systems and resources, which could negatively impact our operations.
In 2008 we acquired certain operating assets of Adviware, and may acquire other companies or businesses in the future. Acquisitions of companies entail numerous risks, including:
•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;

•	loss of key employees of acquired operations;

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	unanticipated expense related to acquisitions, including significant transaction costs, which, under accounting rules, are required to be expensed rather than capitalized;

•	the impairment of relationships with employees and customers of either an acquired company or our own business;

•	the potential for acquisitions to result in dilutive issuances of our equity securities; and

•	the potential unknown liabilities associated with acquired business.

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
Healthcare reform and the cost of regulatory compliance could negatively affect our business.
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
•
increase the costs of regulatory compliance and, if found by a court of competent jurisdiction to have engaged in improper practices, subject us or our customers to criminal or civil monetary fines or other penalties

A federal law commonly known as the Anti-Kickback Statute prohibits kickbacks, rebates and bribes in return for referrals of federal healthcare program services. This law provides an extremely broad base for finding violations. Any remuneration, direct or indirect, offered, paid, solicited or received in return for referrals of patients or business for which payment may be made in whole or in part under Medicare or Medicaid could be considered a violation of the law. The statute also prohibits payments made to anyone to induce them to “recommend purchasing, leasing or ordering any good, facility, service or item for which payment may be made in whole or in part” by Medicare. Similar laws exist in some states.
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
A federal law know as the “Stark Law” prohibits a physician from referring a Medicare patient for certain DHS to an entity with which the physician or an immediate family member has a financial relationship, unless the referral is protected by one or more exceptions provided by law. DHS includes a wide range of ancillary healthcare services in a number of broad categories, including all inpatient and outpatient hospital services. Violations of the Stark Law may result in a number of penalties, including Medicare nonpayment of claims for DHS provided as a result of a prohibited referral, an obligation to refund amounts paid as a result of a prohibited referral and civil monetary penalties for knowing violations. While the Stark Law does not apply to our business, our hospital and physician customers must comply with the Stark Law. We do not believe that our business subjects our customers to risk under the Stark Law, though interpretations of the Stark Law are constantly evolving and changes in the law itself or the regulatory guidance could impair our business.
Federal criminal statutes prohibit knowingly filing false claims or making false statements or causing false statements to be made by others, and certain civil statutes prohibit the filing of claims or causing the filing of claims that one knows were false. Criminal penalties include fines and imprisonment. Civil penalties under the FCA include fines of up to $11,000 per claim plus treble damages, for each filed claim. Although we are not filing claims ourselves, liability under the FCA can extend to those who cause claims to be filed. In addition, under the Deficit Reduction Act of 2005, states are encouraged to enact their own false claims laws, which could increase the number of false claims suits at the state level. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims by the customers, we could be subject to false claims liability.

In addition to the Anti-Kickback Statute, filing of false claims to the federal government is prohibited by federal criminal and civil statutes. Criminal provisions prohibit knowingly filing false claims, making false statements or claims to be made by others. Civil provisions under the FCA prohibit the filing of claims, or causing the filing of claims, that the person filing knew were false. Criminal penalties include fines and imprisonment. Civil penalties under the FCA include fines up to $11,000 per claim, plus treble damages, for each claim filed. In addition, under the Deficit Reduction Act of 2005, states are encouraged to enact their own false claims laws, which could increase the number of false claims suits at the state level. Although we are not filing claims ourselves, liability under the FCA can extend to those who cause the filings of claims. In May 2009, the President signed the Fraud Enforcement and Recovery Act which amended the FCA, granting the government and whistleblowers greater enforcement latitude. To the extent that consulting advice provided to our customers could be construed as aiding or abetting the presentation of false claims to the government by our customers, there could be false claims liability, although we endeavor to provide advice that cannot be so construed.
The internet is subject to many legal uncertainties and potential government laws and regulations that may decrease usage of our websites, increase our cost of doing business or otherwise have a damaging effect on our business.
Laws and regulations in jurisdictions throughout the world have been adopted and will likely continue to be adopted in the future that address internet, data and privacy related issues, including online content, user privacy, pricing, and quality of products and services. This legislation and related enforcement activities could increase our cost of doing business and negatively affect our business. Moreover, the manner in which laws and regulations passed prior to the popular use of the internet may be interpreted to govern issues like property ownership, libel, negligence and personal privacy are applicable to the internet may continue to evolve over time. Currently, U.S. privacy law consists of disparate state and federal statutes regulating specific industries that collect personal data. Some of these laws predate and therefore do not specifically address online activities and information. From time to time, comprehensive legislative and regulatory privacy proposals have been offered for consideration by federal, state and local governments in the United States and may be adopted in the future. Laws and regulations in countries outside the United States restrict the availability of new markets in other countries where those markets would otherwise be available for expansion. Moreover, restrictive privacy and other laws outside the United States serve as a model for new and more restrictive laws inside the United States at both the federal and the state levels. Any new law or regulation pertaining to the internet, or the application or interpretation of existing laws, could decrease usage of our websites, increase our cost of doing business or otherwise cause our business to suffer.
We may be subject to claims brought against us as a result of content we provide.
Consumers access health-related information through our online services, including information regarding particular medical conditions and possible adverse reactions or side effects from medications. If our content, or content we obtain from third parties, contains inaccuracies, it is possible that consumers, health plan members or others may sue us under various causes of action. We may also be sued by physicians or other healthcare providers for claims like libel, slander, defamation and other claims of injury as the result of our content.
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
Consumers sometimes enter private information about themselves or their family members when using our services. Also, our systems record use patterns when consumers access our databases that may reveal health-related information or other private information about the user. In addition, information regarding employee usage of healthcare providers and facilities can also be compiled by our systems in connection with services we offer to employers and other payers. Numerous federal and state laws and regulations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:
•	state privacy and confidentiality laws;
•	state laws regulating healthcare professionals, such as physicians, pharmacists and nurse practitioners;
•	Medicaid and Medicare laws;
•	HIPAA and related rules proposed by the Healthcare Financing Administration; and
•	CMS standards for electronic transmission of health data.
Congress may consider future legislation that would establish more strict standards for protection and use of health information. While we are not gathering patient health information at this time and we are not a covered entity under HIPAA, other third-party websites that consumers access through our websites and employees, payers and other customers may not maintain systems to safeguard any health information they may be collecting. In some cases, we may place our content on computers that are under the physical control of others, which may increase the risk of an inappropriate disclosure of information. For example, we contract out the hosting of our websites to a third-party. A portion of the American Recovery and Reinvestment Act of 2009, known as the Health Information Technology for Economic and Clinical Health Act (the HITECH Act), expanded the scope and application of HIPAA, including among other things, applying certain privacy and security provisions directly to business associates. Application of these rules to business associates is a significant change. Previously, if a breach involving a business associate occurred, the covered entity could just terminate the contract if the breach was not remedied. Responsibility and liability rested with the covered entity. Under the HITECH Act, the business associate now has responsibility and liability directly for a breach.

Under the HITECH Act, covered entities and business associates will face criminal and civil liability for failure to comply with HIPAA. Criminal penalties may be imposed against persons who obtain or disclose protected health information without authorization. In addition, a state’s Attorney General can bring civil actions against a person on behalf of residents adversely affected by violations of either HIPAA or the HITECH Act. The Attorney General can either seek to enjoin further violations or obtain monetary damages on behalf of the residents harmed. DHSS is also beginning to perform periodic audits of healthcare providers to ensure that required policies under the HITECH Act are in place. Finally, individuals harmed by violations will be able to recover a percentage of monetary penalties or a monetary settlement based upon methods established by DHHS for this private recovery. In addition, future laws or changes in current laws may necessitate costly adaptations to our systems.
Online security breaches could harm our business.
Our security measures may not prevent security breaches. Substantial or ongoing security breaches on our system or other internet-based systems could reduce user confidence in our websites, causing reduced usage that would adversely affect our business. The secure transmission of confidential information over the internet is essential to maintain confidence in our websites. We believe that consumers generally are concerned with security and privacy on the internet, and any publicized security problems could inhibit the growth of our provision of healthcare information on the internet.
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
Some provisions of our certificate of incorporation and bylaws and provisions of Delaware law may deter or prevent a takeover attempt, including an attempt that might result in a premium over the market price for our common stock. Our certificate of incorporation requires the vote of 66 2/3% of the outstanding voting securities in order to effect certain actions, including a sale of substantially all of our assets, certain mergers and consolidations and our dissolution or liquidation, unless these actions have been approved by a majority of our directors. Our certificate of incorporation also authorizes our Board of Directors to issue up to 2,000,000 shares of preferred stock having such rights as may be designated by our Board of Directors, without stockholder approval. Our bylaws provide that stockholders must follow an advance notification procedure for certain nominations of candidates for the Board of Directors and for certain other stockholder business to be conducted at a stockholders meeting. The General Corporation Law of Delaware also restricts certain business combinations with interested stockholders upon their acquisition of 15% or more of our common stock.
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
We have never declared or paid any cash dividends on our common stock. We currently intend to retain all future earnings to finance the expansion of our business. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
We lease approximately 60,400 square feet of office space which includes our corporate headquarters, and ancillary space, in Golden, Colorado, with expirations on May 31, 2011 and December 31, 2010, respectively. We are in the process of evaluating our needs to accommodate our anticipated future growth.

Item 3.	Legal Proceedings
Indemnification of our Chief Executive Officer and Derivative Complaint
For the year ended December 31, 2009, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $1.0 million. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
In July 2007, Mr. Hicks filed a motion for leave to file a second amended complaint and to refer claims to arbitration in which he alleged that certain of the collection agency parties, after the October 2006 arbitration hearing, continued to engage in conduct substantially similar to that upon which the arbitrator entered his compensatory and punitive damages order in May 2007. The collection agency parties opposed the relief sought by Mr. Hicks. On October 17, 2007, the court granted Mr. Hicks’ motion for leave to file a second amended complaint. A supplemental complaint asserting claims for defamation and outrageous conduct against certain of the collection agency parties was filed on October 29, 2007, in accordance with the court’s order. Those claims have been referred to arbitration. The claims Mr. Hicks asserts in the arbitration are for defamation and outrageous conduct against the collection agency parties. Mr. Hicks has filed motions to attempt to narrow the issues to be heard based upon the findings made by the arbitrator in his May 2007 ruling. The collection agency parties have raised claims against Mr. Hicks for abuse of process, “frivolous and spurious lawsuit” and “attorneys’ fees.” Mr. Hicks filed a motion to dismiss the counterclaims. All counterclaims have been dismissed voluntarily or by order of the arbitrator, except the Buckeye Respondents’ counterclaim for abuse of process. The hearing on these claims commenced on August 10, 2009 for one week. Additional hearing days were added and the presentation of evidence concluded in December 2009. By Order dated February 18, 2010, the arbitrator found in favor of Mr. Hicks in connection with his defamation and outrageous conduct claims against Daniel C. Cadle and awarded Mr. Hicks compensatory and punitive damages in the amount of $3.2 million. The arbitrator found that the corporate collection agency parties were not responsible for this award. The arbitrator found in favor of Mr. Hicks in connection with the counterclaim for abuse of process that was brought against him. On February 25, 2010, Mr. Hicks filed a motion with the arbitrator seeking post-award, pre-judgment interest.
This arbitration award, like the two prior arbitration awards entered in favor of Mr. Hicks, will be subject to the confirmation process. We understand that Mr. Hicks will file a motion to confirm the arbitration award.
On October 7, 2008, the U.S. District Court entered judgment in favor of Mr. Hicks on both arbitration awards and certified the judgment as immediately appealable. The District Court reversed the arbitrator’s award of prejudgment interest. On October 14, 2008, the Clerk of Courts entered judgment as follows: in favor of Mr. Hicks and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., jointly and severally, in the amount of $415,587; against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and Daniel C. Cadle, jointly and severally, for compensatory and punitive damages in the amount of $1.7 million; and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and William E. Shaulis, jointly and severally, for compensatory and punitive damages in the amount of $210,000; with post judgment interest accruing at the legal rate of 1.59%. The collection agency parties have appealed the judgment to the 10th Circuit Court of Appeals, and Mr. Hicks has appealed the denial of his award of prejudgment interest.
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
On December 7, 2009, the 10th Circuit Court of Appeals affirmed the District Court’s entry of judgment in favor of Mr. Hicks and further ordered that he be awarded approximately $400,000 in post-award, pre-judgment interest. The collection agency parties thereafter sought further review before the 10th Circuit, which was rejected by Order dated February 8, 2010. On February 18, 2010, the U. S. District Court amended its judgment to include the award of post-award, pre-judgment interest, making the total judgment slightly in excess of $2.7 million. We understand that Mr. Hicks will continue to collect the amounts due him under the amended judgment, including collecting on the bond and taking other appropriate action.

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
In December 2008, Plaintiffs moved to file a third amended complaint. Following argument on the motion, the court granted the Plaintiffs leave to file an amended complaint. Plaintiffs filed the third amended complaint on February 17, 2009. The third amended complaint adds Kerry Hicks, our Chief Executive Officer, as a defendant and asserts claims against him for violation of Section 20(a) of the Exchange Act and for fraud. Aside from the addition of Mr. Hicks as defendant, the substantive allegations of the third amended complaint are the same as the second amended complaint. Discovery in the matter is ongoing. Documents have been exchanged, but no depositions have yet taken place. There are numerous outstanding discovery disputes pending before the court. Most recently, the Plaintiffs filed a motion asking the court to order the parties to mediation, which we have opposed.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.

Item 4.	Reserved
Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of December 31, 2009. The executive officers are elected by our Board of Directors to serve for one year or until their successors are duly elected and qualified.

NAME	AGE	POSITION
Kerry R. Hicks	50	Chairman, President and Chief Executive Officer
David G. Hicks	51	Executive Vice President
Samantha Collier, MD	42	Executive Vice President and Chief Medical Officer
Wes Crews	46	Chief Operating Officer
Allen Dodge	41	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Andrea Pearson	41	Executive Vice President
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
SAMANTHA COLLIER, MD has served as our Executive Vice President and Chief Medical Officer since March 2009. She was Senior Vice President of Medical Affairs from January 2005 to March 2009 and a Provider Services Consultant from March 2002 to January 2005.
WES CREWS has served as our Chief Operating Officer since April 2009. Prior to joining us, he was employed with OnTargetjobs, the leading niche job board company that provides online career services, serving as Executive Vice President and General Manager from October 2008 to April 2009, Chief Executive Officer of BioSpace from November 2005 to October 2008, and Chief Executive Officer of Hcareers from January 2008 to October 2008 (BioSpace and Hcareers were business units within OnTargetjobs). From May 2002 to November 2005, he was President and Chief Executive Officer of Infotrieve. Mr. Crews was Chief Operating Officer of The Gale Group, a subsidiary of the Thomson Corporation, from October 1998 to November 2001.
ALLEN DODGE has served as our Executive Vice President since July 2006 and as Chief Financial Officer since May 2001. He was Senior Vice President — Finance from May 2001 to July 2006 and Vice President — Finance/Controller from March 2000 to May 2001. He also served as Corporate Controller from September 1997 to March 2000.
ANDREA PEARSON has served as our Executive Vice President since December 2009. From December 2008 to December 2009, she served as Senior Vice President of Internet Strategy and Operations. Prior to joining HealthGrades, she was employed with Mapquest.com, serving as Vice President and General Manager at MapQuest.com from 2006 to 2008 and Director and General Manager from 2005 to 2006.
Kerry R. Hicks and David G. Hicks are brothers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “HGRD”. The following table sets forth for the indicated periods the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market.

	HIGH	LOW
Year Ended December 31, 2008 First Quarter	$6.13	$5.00
Second Quarter	5.80	4.29
Third Quarter	4.54	2.81
Fourth Quarter	3.10	1.16

Year Ended December 31, 2009 First Quarter	$2.82	$1.90
Second Quarter	4.49	1.63
Third Quarter	5.30	3.76
Fourth Quarter	5.08	3.99
Holders of Record
As of February 10, 2010, there were approximately 204 holders of record of our common stock, and the closing price of our common stock was $4.47 per share as reported by the Nasdaq Global Select Market. Because many of our shares of common stock are held by brokers and other institutional investors on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
This graph assumes an investment of $100 in our common stock, the Nasdaq Stock Market (US) and the Nasdaq Computer & Data Processing Index on December 31, 2004, and covers the period from December 31, 2004 through December 31, 2009 and dividend reinvestment has been assumed. We have never paid dividends on our common stock and have no present plans to do so. Such returns are based on historical results and are not intended to suggest future performance.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/04		12/30/05		12/29/06		12/31/07		12/31/08		12/31/09
Health Grades, Inc.	$100.00		$217.97		$154.82		$205.16		$71.04		$147.92
	$(2.90	)*	$(6.32	)*	$(4.49	)*	$(5.95	)*	$(2.06	)*	$(4.29	)*
Nasdaq Stock Market (US)	$100.00		$102.13		$112.18		$121.67		$58.64		$84.30
Nasdaq Computer & Data Processing Index	$100.00		$103.39		$116.07		$141.83		$81.65		$133.45

*	Health Grades, Inc. closing share price as of respective year-end date

Purchases of Equity Securities by the Issuer
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the repurchase program, purchases may be made at management’s discretion from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. During the twelve months ended December 31, 2009, we did not repurchase any shares of our common stock under the stock repurchase program. From the inception of the repurchase program through December 31, 2009, we have repurchased 4,242,202 shares of our common stock recorded as treasury stock at an average purchase price per share of $4.61, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936.
The following table provides information regarding common stock purchases by us for the three months ended December 31, 2009.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs
October 1, 2009 through October 31, 2009	2,917	$4.78	—	757,798
November 1, 2009 through November 30, 2009	463	4.34	—	757,798
December 1, 2009 through December 31, 2009	16,344	4.13	—	757,798

Total	19,724	$4.23	—	757,798

(1)	Shares purchased represent shares withheld to cover employee payroll taxes associated with the vesting restricted stock awards.

Item 6.	Selected Financial Data
Statement of Operations Data

	Year Ended December 31,
	2009	2008	2007		2006	2005
Ratings and advisory revenue	$52,498,159	$39,663,384	$32,741,610		$27,764,021	$20,794,173

Income from operations	10,466,547	6,685,521	9,198,853	(1)	4,817,122	3,942,424

Net income	$7,102,688	$4,690,769	$6,748,171	(2)	$3,181,510	$4,139,853	(4)

Net income per common share (basic)	$0.26	$0.17	$0.23	(3)	$0.11	$0.15

Weighted average number of common shares used in computation (basic)	27,618,892	28,405,348	29,053,717		28,883,381	27,039,057

Net income per common share (diluted)	$0.23	$0.14	$0.20	(3)	$0.09	$0.12

Weighted average number of common shares and common share equivalents used in computation (diluted)	31,195,096	32,836,987	34,060,414		34,079,526	34,833,521

EPS information for all years presented incorporates accounting guidance regarding unvested share-based payment awards with non-forfeitable dividend rights are to be considered participating securities.

(1)	Income from operations for the year ended December 31, 2007 includes approximately $4.3 million of an arbitration award from Hewitt Associates.

(2)	Net income for the year ended December 31, 2007 includes the arbitration award from Hewitt in the amount of approximately $2.8 million, net of tax.

(3)	Net income per common share basic and diluted for the year ended December 31, 2007 includes approximately $0.10 and $0.08 attributed to the Hewitt award, respectively.

(4)
Net income for the year ended December 31, 2005 includes a $1.5 million reversal of the valuation allowance for deferred tax assets previously reflected in our financial statements. The valuation allowance resulted from uncertainty regarding our ability to realize the benefits of the related deferred tax assets.

Balance Sheet Data

	DECEMBER 31, 2009	DECEMBER 31, 2008		DECEMBER 31, 2007	DECEMBER 31, 2006	DECEMBER 31, 2005
Working capital (deficit)	$5,578,246	$(2,059,954	) (1)	$10,222,065	$7,027,821	$5,024,057
Total assets	46,877,938	35,085,170		36,935,329	31,019,585	23,844,473
Total long-term debt	—	984		2,387	3,863	5,254

(1)	Deficit resulted from use of cash in stock repurchase activity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
In evaluating our financial results and financial condition, management has focused principally on revenue growth and client retention, which we believe are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the year ended December 31, 2009, as compared to the year ended December 31, 2008, reflected our success in several Provider Services and Internet Business Group product areas. For our Provider Services business group, we continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”), Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs and improved our retention rate for existing clients. For our Internet Business Group, we have experienced significant growth as a result of increased traffic to our websites, which include www.healthgrades.com and www.WrongDiagnosis.com. The increase in traffic has led to increased revenue from internet advertising and our quality reports and associated subscription services for physicians and hospitals.
Provider Services
In the current economic environment, both our hospital clients and prospective clients are facing significant financial challenges. In a recent study published by a leading hospital association, 55% of all hospitals are experiencing a moderate to severe decrease in inpatient admissions and 59% are experiencing a moderate to severe decrease in elective procedures. The challenges hospitals are facing affect us through a lengthening of the sales cycle and through hospitals that would typically purchase our products choosing not to do so for budgetary reasons.
As our base of hospital clients grows, one of our principal objectives is to achieve a high rate of retention of these clients. An obstacle to maintaining high retention rates for our SQP and SQI clients is that clients may have lost their high quality ratings on any given contract anniversary date. In addition, for our contracts with hospitals that have also been awarded an overall hospital designation, such as our Distinguished Hospital Award for Clinical Excellence, we have found that in many cases the hospitals terminate their contracts with us if they lose the overall hospital designation. For example, hospitals that contract with us for the SQP program typically have been awarded our Distinguished Hospital Award for Clinical Excellence. In addition, the contracts give hospitals the ability to utilize any additional marketing messages they have for our individual service lines. However, if a hospital does not achieve the Distinguished Hospital Award for Clinical Excellence each year of its agreement, it may not place as much value on the individual service line messages and, therefore, may terminate its agreement with us. We have continued to enhance the services provided in our agreements as well as add service line awards that are designed to increase our ability to retain these clients.
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
For the years ended December 31, 2009 and 2008, we retained or signed new contracts representing approximately 80% of the annual contract value of hospitals whose contracts had first or second year anniversary dates. For contracts that expired at the end of their three-year term, our retention rate is lower, especially with respect to our QAI clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during the three-year term, our price points for renewals may have increased significantly by the expiration of the contract.
Internet Business Group
Revenue from our Internet Business Group includes internet advertising and sponsorship, quality report sales and our Connecting Point and Patient Direct Connect offerings. Our Connecting Point and Patient Direct Connect programs are designed to increase the efficiency and profitability of participating sponsoring entities and physicians through marketing and patient education. Revenue from our Internet Business Group is dependent upon the traffic and perception of our websites. We continue to add staff with expert knowledge in search engine optimization (“SEO”) and internet advertising. Our efforts have led us to successfully monetize this increased traffic. As of February 2010, we have approximately 19,000,000 unique visitors per month of combined traffic from our principal web properties, www.healthgrades.com and www.WrongDiagnosis.com. This traffic ranks us fifth in the overall health site properties by ComScore, a global leader in measuring the digital world and the preferred source of digital marketing intelligence. This rank according to ComScore’s hybrid site measurement, which uses both the traditional panel of user measurement plus measurement beacons we set on our pages. In addition to our SEO efforts and licensing our data to other web publishers, the addition of www.WrongDiagnosis.com has contributed significantly to our growth.

We earn revenue from sales of advertisements on our websites through impression-based advertising (fees earned from the number of times an advertisement appears in pages viewed by users of our website) and activity based advertising (fees earned when our users click on an advertisement or text link to visit the websites of our merchant partners). Advertisements are served via direct placement, agency or ad network relationships. We believe that we have been gaining traction securing advertising in the medical device and pharmaceutical industries and have begun running direct advertising campaigns, which have premium market pricing.
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
We account for stock-based compensation in accordance with the fair value recognition provisions of accounting guidance. Share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected volatility. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited.
If actual results were to differ significantly from the estimates made, the reported results could be materially affected. Compensation cost we recognized under the fair value recognition provisions is recorded in the respective income statement categories based on the offered employees (e.g. sales and marketing, product development).
REVENUE AND EXPENSE COMPONENTS
The following descriptions of the components of revenues and expenses apply to the comparison of results of operations.
Ratings and advisory revenue. We currently operate in one business segment. We provide proprietary, objective healthcare provider ratings and advisory services to our clients. We generate revenue by providing our clients with information and other assistance that enable them to measure, assess, enhance and market healthcare quality. Our target clients include hospitals, employers, benefits consulting firms, payers, insurance companies and consumers. We typically receive a non-refundable payment from our hospital clients at the beginning of each year of the contract term (which is typically three years, subject to a cancellation right by either the client or us, on each annual anniversary date, with certain exceptions). We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective year of the term. Certain of our products represent a one-time delivery of data. For these arrangements, we recognize revenue at the time that the data is delivered.
We also derive revenue from advertising displayed on our primary web properties, www.healthgrades.com and www.WrongDiagnosis.com. We recognize revenue from the sale of impression-based advertisements on our websites in the period in which the advertisements are delivered. The arrangements are evidenced by insertion orders that stipulate the types of advertising to be delivered and the pricing of such advertising. Our customers are billed based on pricing as determined by the insertion order, which may include certain discounts from list price.
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
We expanded beyond remnant advertising networks, including Google AdSense, to expand the channels through which our inventory is sold, increasing the overall value of that inventory. This includes direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with implementing in-text advertising and contracting with advertising networks.
Cost of ratings and advisory revenue. Cost of ratings and advisory revenue consists primarily of the costs associated with the delivery of services related to our SQI, SQP and QAI programs, as well as the costs incurred to acquire the data utilized in connection with these and other services such as our Health Management Suite of products. The cost of delivery of services relates primarily to the client consultants and support staff who provide our services. Also included in cost of ratings and advisory revenue are ad serving fees, which relate to the cost of displaying advertising on our websites.

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
Product development costs. We incur product development costs related to the development and support of our website and the development of applications to support data compilation and extraction for our consulting services. These costs are expensed as incurred unless the criteria for capitalization are met.
General and administrative expenses. General and administrative expenses consist primarily of salaries, employee benefits and other expenses for employees that support our infrastructure such as finance and accounting personnel, certain information technology employees and some of our support staff, facility costs, legal, accounting and other professional fees and insurance costs.
RESULTS OF OPERATIONS
Ratings and Advisory Revenue Overview

	Year ended	Year ended	Year ended
Product Area	December 31, 2009	December 31, 2008	December 31, 2007
Provider Services	$31,696,825	$29,261,442	$25,130,997
Internet Business Group	18,557,246	8,392,948	6,132,250
Strategic Health Solutions	2,244,088	2,008,994	1,478,363

Total	$52,498,159	$39,663,384	$32,741,610

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008
Ratings and advisory revenue. Total ratings and advisory revenue for the year ended December 31, 2009 increased 32% to $52.5 million from $39.7 million for the year ended December 31, 2008 as a result of strong growth from both Provider Services and the Internet Business Group. For the years ended December 31, 2009 and 2008, approximately 50% and 62%, respectively, of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from our marketing services to hospitals increased by $1.8 million to $26.4 million for the year ended December 31, 2009. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals. For 2009, sales of additional services to existing hospitals accounted for nearly 33% of total new contracted sales. Approximately 35% and 21% of our ratings and advisory revenue was derived from sales of our website advertising and sponsorship, quality reports to consumers and Connecting Point and Patient Direct Connect programs for the years ended December 31, 2009 and 2008, respectively. Approximately 9% and 11% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the years ended December 31, 2009 and 2008, respectively. Finally, sales of our quality information to employers, benefits consulting firms, and health plans accounted for approximately 4% and 5% of our ratings and advisory revenue for the year ended December 2009 and 2008, respectively.
Provider Services. For the year ended December 31, 2009, Provider Services revenue, which principally includes sales of hospital marketing products and quality improvement products, was $31.7 million, an increase of $2.4 million, or 8% over the year ended December 31, 2008. This increase principally reflects sales of our marketing products to new hospital clients and increased sales to existing clients. For 2009, nearly 33% of all our new sales in our Provider Services area were to existing clients. For the years ended December 31, 2009 and 2008, we retained, or signed new contracts representing approximately 80% of the annual contract value of hospitals whose contracts had first or second year anniversary dates.
Internet Business Group. For the year ended December 31, 2009, Internet Business Group revenue, which includes sales of internet advertising and sponsorship, quality reports to consumers and revenue from our Connecting Point and Patient Direct Connect offerings, was $18.6 million, an increase of $10.2 million, or 121% over the year ended December 31, 2008. This increase in revenue is a result of strong growth from all products within the Internet Business Group, including the contribution from the www.WrongDiagnosis.com website we acquired in October 2008. For the year ended December 31, 2009, our internet advertising and sponsorship revenue included $4.7 million from www.WrongDiagnosis.com. Our revenue from quality reports to consumers increased to $4.5 million for the year ended December 31, 2009, compared to $2.4 million for the twelve months ended December 31, 2008, due mainly to sales of our Watchdog subscription service. In addition, for the year ended December 31, 2009, revenue from Connecting Point included approximately $2.0 million related to our agreement with Fresenius Medical Care North America, signed in June 2008, compared to approximately $1.1 million for the year ended December 31, 2008.

Strategic Health Solutions. For the year ended December 31, 2009, Strategic Health Solutions revenue, which includes sales of our quality information to employers, benefit consultants, health plans and others and sales of our data, was $2.2 million, an increase of $0.2 million, or 12% over the year ended December 31, 2008.
Cost of ratings and advisory revenue. For the years ended December 31, 2009 and 2008, cost of ratings and advisory revenue was $7.8 million and $6.8 million, respectively, or approximately 15% and 17%, respectfully, of ratings and advisory revenue. The increase in cost of ratings and advisory was due in part to an increase in the number of employees providing support services to our products, including the increase resulting from the growth in website advertising and sponsorship.
Sales and marketing costs. Sales and marketing costs for the year ended December 31, 2009 increased to $13.1 million from $10.8 million for the year ended December 31, 2008. As a percentage of sales, sales and marketing costs decreased to 25% for the year ended December 31, 2009, compared to 27% for the year ended December 31, 2008. The increase in sales and marketing costs for the year ended December 31, 2009 is primarily due to increased sales personnel, travel, SEO costs and investments we have made in our sponsorship and advertising business. In addition, sales and marketing expenses increased due to costs related to the www.WrongDiagnosis.com and www.CureResearch.com websites, which we acquired in October 2008.
Product development costs. Product development costs for the year ended December 31, 2009 increased to $9.4 million from $7.3 million for the year ended December 31, 2008. This increase is primarily due to additional personnel hired to support product development efforts, including both the improvement of existing products and the development of new product offerings. In particular, we added personnel to focus on advertising development initiatives, as well as several projects that are in process with our search engine partners. We also continue to invest in initiatives to both improve our existing data and bring new and actionable data to consumers. We maintain physician data relating to over 800,000 physicians. We continue to acquire new physician data and refine our data-matching process to improve both the impact and the accuracy of its information.
General and administrative expenses. For the year ended December 31, 2009, general and administrative expenses were $11.7 million, an increase of $3.6 million from general and administrative expenses of $8.1 million for the year ended December 31, 2008. This increase is mainly due to increased personnel costs and new hires, software expenses, and the write-off of our investment in Healthcare Credit Solutions. Upon the dissolution of Healthcare Credit Solutions, we wrote-off $0.2 million of certain assets including fixed assets, the non-competition agreement and our investment in the subsidiary.
Other Income. For the year ended December 31, 2009, other income represents a legal settlement in the amount of $0.2 million. No other income was recorded for the year ended December 31, 2008.
Interest income. We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2009, our total investment in these accounts totaled to $15.4 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the year ended December 31, 2009, interest earned on this account was $18,000. Interest income in 2009 decreased by $0.4 million or 96% from the year ended December 31, 2008, principally due to lower average cash balances and lower investment yields resulting from a decrease in market interest rates earned on invested cash. Any further decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.
YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007
Ratings and advisory revenue. Total ratings and advisory revenue for the year ended December 31, 2008 increased 21% to $39.7 million from $32.7 million for the year ended December 31, 2007 as a result of strong growth from Provider Services and the Internet Business Group. Sales of our suite of marketing and quality assessment and improvement products to hospitals were the principal reason for this increase. For the years ended December 31, 2008 and 2007, approximately 62% and 66%, respectively, of our ratings and advisory revenue was derived from our marketing services to hospitals. Revenues from our marketing services to hospitals increased by $3.1 million to $24.6 million for the year ended December 31, 2008. This increase is principally due to the addition of new clients, as well as our continued success selling additional services to existing hospitals. For 2008, sales of additional services to existing hospitals accounted for nearly 34% of total new contracted sales. Approximately 21% and 19% of our ratings and advisory revenue was derived from sales of our quality reports to consumers, Connecting Point program and website advertising and sponsorship revenue for the years ended December 31, 2008 and 2007, respectively. Approximately 11% and 10% of our ratings and advisory revenue was derived from the sale of our quality improvement services to hospitals for the years ended December 31, 2008 and 2007, respectively. Finally, sales of our quality information to employers, benefits consulting firms, and health plans accounted for approximately 5% of our ratings and advisory revenue for the years ended December 31, 2008 and 2007.

Provider Services. For the year ended December 31, 2008, Provider Services revenue, which principally includes sales of hospital marketing products and quality improvement products, was $29.3 million, an increase of $4.1 million, or 16% over the year ended December 31, 2007. This increase principally reflects sales of our marketing products to new hospital clients and increased sales to existing clients. For 2008, nearly 34% of all our new sales in our Provider Services area were to existing clients. For the years ended December 31, 2008 and 2007, we retained, or signed new contracts representing approximately 80% and 70%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.
Internet Business Group. For the year ended December 31, 2008, Internet Business Group revenue, which includes the sale of our quality reports to consumers, revenue from our Connecting Point program and website advertising and sponsorship revenue, was $8.4 million, an increase of $2.3 million, or 37% over the year ended December 31, 2007. This increase in revenue was principally due to our Connecting Point agreement with Fresenius Medical Care North America signed in June 2008, which generated $1.1 million of revenue in 2008. The Company’s internet and sponsorship revenue increased in part due to the contribution from the www.WrongDiagnosis.com we acquired in October 2008. Also contributing to the increase in internet and sponsorship revenue was a full year of advertising revenue on www.healthgrades.com, as compared to revenues only in the second half of 2007. These increases were partially offset by a slight decrease in sales of quality reports to consumers.
Strategic Health Solutions. For the year ended December 31, 2008, Strategic Health Solutions revenue, which includes sales of our quality information to employers, benefit consultants, health plans and others and sales of our data, was $2.0 million, an increase of $0.5 million, or 36% over the year ended December 31, 2007.
Cost of ratings and advisory revenue. For the years ended December 31, 2008 and 2007, cost of ratings and advisory revenue was $6.8 million and $5.3 million, respectively, or approximately 17% and 16%, respectively, of ratings and advisory revenue. The increase in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue was due in part to an increase in the number of employees providing support services to our Provider Services products.
Other Revenue. Other revenue for the year ended December 31, 2007 primarily represents $3.4 million of the $4.5 million total award granted to us by the panel of arbitrators with respect to our claims against Hewitt regarding an agreement between us and Hewitt that was entered into in July 2005. The panel’s award was based upon the three-year minimum annual revenue guarantee to us under the Hewitt agreement. This guarantee was $3.0 million annually for 2007, 2008 and 2009. The panel reduced this amount by its estimate of expected costs of generating these revenues. After deriving a net revenue amount, the panel performed a present value calculation of the net revenue amount utilizing a discount rate of 15%.
Sales and marketing costs. Sales and marketing costs for the year ended December 31, 2008 increased to $10.8 million from $9.1 million for the year ended December 31, 2007. As a percentage of sales, sales and marketing costs increased to 27% for the year ended December 31, 2008, compared to 25% for the year ended December 31, 2007. The increase in sales and marketing for the year ended December 31, 2008 is primarily due to the increase in commission expenses, which are recorded upon contract execution. In addition, sales and marketing costs increased to promote an internet advertising platform that we launched in the second half of 2007.
Product development costs. Product development costs for the year ended December 31, 2008 increased to $7.3 million from $5.5 million for the year ended December 31, 2007. This increase is principally due to additional personnel hired to support our product development efforts, including both the improvement of existing products as well as the development of new product offerings. In particular, we added personnel to focus on advertising initiatives, as well as several projects that are in process with our search engine partners. In addition, we continue to invest in the improvement of our physician data.
General and administrative expenses. For the year ended December 31, 2008, general and administrative expenses were $8.1 million, an increase of $1.1 million from general and administrative expenses of $7.0 million for the year ended December 31, 2007. Included as a reduction in general and administrative expenses for the year ended December 31, 2007 is $0.9 million in legal fees awarded to us by the panel of arbitrators in the Hewitt arbitration that was recorded as a reduction to expenses.
Interest income. We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2008, our total investment in these accounts totaled $9.8 million. This amount is included within the cash and cash equivalents line item of our balance sheet. For the year ended December 31, 2008, interest earned on this account was $0.4 million. Interest income in 2008 decreased by $0.9 million or 68% from the year ended December 31, 2007 principally due to lower cash balances and lower investment yields resulting from a decrease in market interest rates earned on invested cash. Also included in interest income for the year ended December 31, 2007 is $0.2 million from the Hewitt arbitration award. Any further decrease in interest rates in either of these investment accounts would not have a material impact on our financial position.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2009, we had $19.2 million in cash and cash equivalents, a 69% increase from the balance of $11.3 million as of December 31, 2008. The increase is due to $9.2 million of cash provided by operations, which was partially offset by $1.9 million used for purchases of property and equipment during the year ended December 31, 2009.
As of December 31, 2009, we had working capital of $5.6 million, an increase of $7.6 million from a working capital deficit of $2.1 million as of December 31, 2008. Included in current liabilities as of December 31, 2009 is $20.2 million in deferred revenue, which principally represents contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the revolving line of credit at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the Loan and Security Agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at March 16, 2010. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and minimum operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. As of December 31, 2009, we had $0 outstanding on the line of credit and we were in compliance with all such covenants.
As of December 31, 2009, we also had a standby letter of credit with Silicon Valley Bank in the amount of $45,000, which was provided in January 2005 in connection with our entry into a lease for our office in Golden, Colorado. In February 2010, the standby letter of credit expired. We currently have no other credit arrangements.
For the year ended December 31, 2009, cash provided by operations was $9.2 million compared to $6.4 million for the year ended December 31, 2008, an increase of $2.8 million. Net cash flow used in investing activities was $1.9 million for the year ended December 31, 2009, compared to $8.5 million for the year ended December 31, 2008, a decrease of cash used of $6.7 million. In October 2008, we completed our acquisition of Adviware for a purchase price of $6.7 million. During the years ended December 31, 2009 and 2008, we incurred $1.9 million in capital expenditures. The majority of these expenditures were principally for the purchase and development of computer hardware and software. For the year ended December 31, 2009, net cash flow provided by financing activities was $0.5 million. For the year ended December 31, 2008, net cash flow used in financing activities was $9.9 million.
Included in cash flow used in financing activities for the year ended December 31, 2008 was $10.9 million in purchases of treasury stock that were primarily made under our stock repurchase program. We did not repurchase any shares of our common stock under our stock repurchase program during the year ended December 31, 2009. Since June 22, 2006 and through December 31, 2009, under a stock repurchase program approved by our Board of Directors, we have repurchased 4,242,202 shares of our common stock for an aggregate purchase price of $19,572,461, which includes commissions and fees of $169,936. As of December 31, 2009, we have 757,798 shares available for repurchase under the stock repurchase program.
During the year ended December 31, 2009, the number of issued and outstanding shares of our common stock increased by 592,445 shares due to the exercise of stock options by our employees. We received $451,000 in cash from the exercise of these stock options. As of December 31, 2009, there are outstanding options to purchase approximately 4.0 million shares of our common stock at a weighted average exercise price of $0.36 per share. Therefore, we anticipate that additional options will be exercised.
We anticipate that our total 2010 capital expenditures will be between $3.0 million and $3.5 million. For the year ended December 31, 2009, we incurred $1.9 million of capital expenditures. We expect to fund all capital expenditures through operations.
We are obligated to pay contingent consideration to Adviware with respect to the acquisition of the websites www.WrongDiagnosis.com and www.CureResearch.com of up to $1.2 million in each of 2009 and 2010 based on levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid. The maximum payment for page views in 2009 and 2010 is $0.6 million, and the maximum payment for revenue is $0.6 million. As of December 31, 2009, we accrued $0.9 million of contingent consideration obligation for targets achieved in 2009. This amount was paid on February 25, 2010.

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
CONTRACTUAL OBLIGATIONS
The following table sets forth our contractual obligations as of December 31, 2009:

	Payments Due by Period
		Less than 1			More than
	Total	year	1-3 years	3-5 years	5 years
Capital Lease Obligations	$1,000	$1,000	$—	$—	$—
Operating Lease Obligations	1,866,199	1,252,204	613,995	—	—
Employee Contracts	878,835	638,991	239,844	—	—
Purchase Obligations	332,258	248,258	84,000	—	—

Total	$3,078,292	$2,140,453	$937,839	$—	$—

Operating lease obligations relate principally to our office space leases. Employee contracts include obligations for employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. Purchase obligations include certain licensing and other agreements with various parties to access and use data from these parties for the purpose of providing health information on our websites.
NEW ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (FASB) issued guidance that sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions that occurred after the balance sheet date in its financial statements and the disclosures that an entity shall make about the events or transactions that occurred after the balance sheet date. This guidance became effective for us on June 30, 2009. The adoption of the guidance did not have a material impact on our financial position, cash flows or results of operations.
In June 2008, the FASB issued guidance which concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. We retrospectively adopted this guidance on January 1, 2009. The adoption of this guidance decreased our previously reported basic earnings per share for the year ended December 31, 2007 by $0.01 and decreased our previously reported diluted earnings per share for the year ended December 31, 2008 by $0.01.
In April 2008, the FASB issued guidance that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other Generally Accepted Accounting Principles (GAAP) measures. This guidance became effective for us on January 1, 2009. The adoption of this guidance did not have a material impact on our financial position, cash flows or results of operations.
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
In December 2007, the FASB issued guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We adopted this guidance on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our consolidated balance sheets relates to a third party’s interest in our majority owned subsidiary, Healthcare Credit Solutions LLC. At December 31, 2008, the noncontrolling interest balance of $0 that was previously recorded as a minority interest in the mezzanine section of the consolidated Balance Sheets was reclassified to noncontrolling interest in the equity section of the consolidated Balance Sheets. Noncontrolling interest for the year ended December 31, 2008 and 2007 in the amount of $304,004 and $327,835, respectively, on the consolidated statements of income was originally presented before income tax expense. The retrospective presentation of this guidance requires the noncontrolling interest to be presented after income tax expense. There was no impact on net income attributable to Health Grades, Inc. or the net income used in computing earnings per share.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables stating that when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance was effective for us January 1, 2011. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.
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
There were no other new accounting pronouncements issued during the year ended December 31, 2009 that had a material impact or are anticipated to have a material impact on our financial position, operating results or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The primary objective of our investment activities is to preserve principal, maintain substantial liquidity and to achieve an acceptable rate of return. This objective is accomplished by adherence to our investment policy, which establishes guidelines of eligible types of securities and credit requirements for each investment.
Changes in prevailing interest rates will cause the market value of our investments to fluctuate. To minimize this risk, we maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of December 31, 2009, our total investment in these accounts amounted to $15.4 million. This amount is included in the cash and cash equivalents on our consolidated balance sheet. For the year ended December 31, 2009, interest earned on these accounts was $18,000.
We have not utilized derivative financial instruments in our investment portfolio and are not subject to interest rate risks on any borrowings.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Grades, Inc.
We have audited the accompanying consolidated balance sheets of Health Grades, Inc. and subsidiary (collectively, the “Company”) (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Denver, Colorado
March 16, 2010

Health Grades, Inc. and Subsidiary
Consolidated Balance Sheets
As of Ended December 31,

	2009	2008
ASSETS
Cash and cash equivalents	$19,160,529	$11,327,741
Accounts receivable, net	11,389,295	9,563,163
Prepaid income taxes	93,451	12,603
Deferred income taxes	68,416	—
Prepaid expenses and other current assets	1,923,000	1,087,914

Total current assets	32,634,691	21,991,421

Property and equipment, net	3,214,974	2,451,210
Intangible assets, net	481,102	854,613
Goodwill	10,015,770	9,104,060
Deferred income taxes	531,401	683,866

Total assets	$46,877,938	$35,085,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$208,437	$224,252
Accrued payroll, incentive compensation and related expenses	4,199,848	3,352,294
Accrued expenses	2,143,317	629,359
Current portion of capital lease obligations	984	1,898
Current portion of deferred rent	254,797	—
Deferred revenue	20,249,062	19,713,079
Deferred income taxes	—	130,493

Total current liabilities	27,056,445	24,051,375

Long-term portion of capital lease obligations	—	984
Long-term portion of deferred rent	36,427	309,131

Total liabilities	27,092,872	24,361,490

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, and 54,137,333 and 52,744,438 shares issued as of December 31, 2009 and 2008, respectively	54,137	52,743
Additional paid-in capital	100,415,961	98,242,403
Accumulated deficit	(46,923,476)	(54,026,164)
Treasury stock, 24,418,730 and 23,982,694 shares as of December 31, 2009 and 2008, respectively	(33,761,556)	(33,545,302)

Total stockholders’ equity	19,785,066	10,723,680

Total liabilities and stockholders’ equity	$46,877,938	$35,085,170

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Income
Years ended December 31,

	2009	2008	2007
Revenue:
Ratings and advisory revenue	$52,498,159	$39,663,384	$32,741,610
Other	21,867	24,952	3,425,465

	52,520,026	39,688,336	36,167,075

Cost of revenue:
Cost of ratings and advisory revenue	7,839,463	6,759,233	5,323,672

Gross margin	44,680,563	32,929,103	30,843,403

Operating expenses:
Sales and marketing	13,143,398	10,845,768	9,147,911
Product development	9,376,357	7,279,283	5,491,725
General and administrative	11,694,261	8,118,531	7,004,914

Income from operations	10,466,547	6,685,521	9,198,853

Other:
Other income	183,038	—	—
Interest income	18,052	429,757	1,330,903
Interest expense	(1,705)	(2,912)	(1,771)
Equity earnings of investment	34,000	—	—

Income before income taxes	10,699,932	7,112,366	10,527,985
Income tax expense	3,914,152	2,725,601	4,107,649

Net income	6,785,780	4,386,765	6,420,336
Net loss attributable to noncontrolling interest	316,908	304,004	327,835

Net income attributable to Health Grades, Inc.	$7,102,688	$4,690,769	$6,748,171

Net income per common share (basic)	$0.26	$0.17	$0.23

Weighted-average number of common shares used in computation (basic)	27,618,892	28,405,348	29,053,717

Net income per common share (diluted)	$0.23	$0.14	$0.20

Weighted-average number of common shares used in computation (diluted)	31,195,096	32,836,987	34,060,414

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
Years ended
December 31, 2009, 2008 and 2007

	HEALTH GRADES, INC. STOCKHOLDERS
	COMMON STOCK		ADDITIONAL
	$0.001 PAR VALUE		PAID-IN	ACCUMULATED	TREASURY	NONCONTROLLING
	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	INTEREST	TOTAL

Balance at January 1, 2007	48,775,357	$48,775	$94,604,033	$(65,465,104)	$(17,044,656)	$—	$12,143,048

Stock-based compensation expense	—	—	961,715	—	—	—	961,715
Employee stock option exercise	704,184	704	568,921	—	—	—	569,625
Restricted stock awards	1,416,082	1,416	(1,416)	—	—	—	—
Tax benefit from exercise of stock options	—	—	898,597	—	—	—	898,597
1,102,326 shares repurchased	—	—	—	—	(5,612,566)	—	(5,612,566)
Noncontrolling member capital contribution	—	—	—	—	—	404,000	404,000
Change in ownership of noncontrolling interest	—	—	(171,846)	—	—	171,846	—
Noncontrolling interest	—	—	—	—	—	(327,835)	(327,835)
Net income	—	—	—	6,748,171	—	—	6,748,171

Balance at December 31, 2007	50,895,623	50,895	96,860,004	(58,716,933)	(22,657,222)	248,011	15,784,755

Stock-based compensation expense	—	—	450,627	—	—	—	450,627
Employee stock option exercise	1,272,034	1,272	595,565	—	—	—	596,837
Restricted stock awards	576,781	576	(576)	—	—	—	—
Tax benefit from exercise of stock options	—	—	336,783	—	—	—	336,783
2,558,458 shares repurchased	—	—	—	—	(10,888,080)	—	(10,888,080)
Noncontrolling member capital contribution	—	—	—	—	—	56,000	56,000
Noncontrolling interest	—	—	—	—	—	(304,011)	(304,011)
Net income	—	—	—	4,690,769	—	—	4,690,769

Balance at December 31, 2008	52,744,438	52,743	98,242,403	(54,026,164)	(33,545,302)	—	10,723,680

Stock-based compensation expense	—	—	1,620,696	—	—	—	1,620,696
Employee stock option exercise	592,445	593	450,258	—	—	—	450,851
Restricted stock awards	800,450	801	(801)	—	—	—	—
Warrants issued	—	—	100,000	—	—	—	100,000
Tax benefit from exercise of stock options	—	—	269,473	—	—	—	269,473
436,036 shares repurchased	—	—	—	—	(216,254)	—	(216,254)
Change in ownership of noncontrolling interest	—	—	(266,068)	—	—	316,908	50,840
Noncontrolling interest	—	—	—	—	—	(316,908)	(316,908)
Net income	—	—	—	7,102,688	—	—	7,102,688

Balance at December 31, 2009	54,137,333	$54,137	$100,415,961	$(46,923,476)	$(33,761,556)	$—	$19,785,066

See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years ended December 31,

	2009	2008	2007
OPERATING ACTIVITIES
Net income attributable to Health Grades, Inc.	$7,102,688	$4,690,769	$6,748,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,712,850	1,226,164	1,046,254
Bad debt expense	112,459	20,000	—
Loss on disposal of assets	258,841	1,061	25,996
Loss on dissolution of subsidiary	50,840	—	—
Stock based compensation expense	1,620,696	450,627	961,715
Tax benefit from stock option exercises	(269,542)	(308,329)	(871,469)
Deferred income taxes	(46,444)	22,346	(238,570)
Noncontrolling interest	(316,908)	(304,011)	(327,835)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,938,591)	(2,647,822)	1,960,368
Prepaid expenses and other current assets	(839,409)	(210,265)	(124,201)
Accounts payable	(15,815)	(101,787)	(14,703)
Accrued payroll, incentive compensation and related expenses	847,554	1,129,324	384,688
Accrued expenses	195,072	159,661	113,461
Income taxes payable	188,625	310,337	836,152
Deferred revenue	535,983	1,973,927	1,841,778
Deferred rent	(13,584)	6,943	(45,601)

Net cash provided by operating activities	9,185,315	6,418,945	12,296,204

INVESTING ACTIVITIES
Purchases of property and equipment	(1,854,038)	(1,860,066)	(788,346)
Business acquisition	(730)	(6,670,983)	—
Sale of property and equipment	—	—	10,000

Net cash used in investing activities	(1,854,768)	(8,531,049)	(778,346)

FINANCING ACTIVITIES
Payments under capital lease obligation	(1,898)	(2,609)	(1,391)
Excess tax benefits from stock-based payment arrangements	269,542	308,329	871,469
Purchases of treasury stock	(216,254)	(10,888,080)	(5,612,566)
Exercise of common stock options and warrants	450,851	596,837	569,625
Noncontrolling member capital contribution	—	56,000	—

Net cash provided by (used in) financing activities	502,241	(9,929,523)	(4,172,863)

Net increase (decrease) in cash and cash equivalents	7,832,788	(12,041,627)	7,344,995
Cash and cash equivalents at beginning of period	11,327,741	23,369,368	16,024,373

Cash and cash equivalents at end of period	$19,160,529	$11,327,741	$23,369,368

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$1,705	$2,912	$1,771

Income tax paid	$3,750,538	$2,397,979	$3,523,998

NON CASH FINANCING AND INVESTING ACTIVITY
Data acquired with stock warrants	$100,000	$—	$—
Accrued contingent consideration in business combination	$910,980	$—	$—
Property and equipment acquired with capital lease	$—	$1,628	$—
Property and equipment acquired in accounts payable or accrued expenses	$407,906	$36,770	$7,526
Change in ownership interest of subsidiary	$266,068	$—	$171,846
Non-competition agreements contributed to HCS by HealthCo	$—	$—	$404,000
See accompanying notes to consolidated financial statements.

Health Grades, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009 and 2008
1.	DESCRIPTION OF BUSINESS
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
We offer services to hospitals that are either attempting to communicate their clinical excellence to their internal staff, consumers and physicians, or who are working to improve quality. For hospitals that have received high ratings, we offer the opportunity to license our ratings and trademarks and provide assistance in their marketing programs at an institutional level (e.g., hospital clinical excellence and exceptional experience regarding the overall number and type of patient safety incidents within a hospital) at a service line level (e.g. cardiac, pulmonary, vascular) and at a medical issue level (e.g., coronary bypass surgery, community acquired pneumonia, valve replacement surgery). We also offer physician-led quality improvement consulting engagements and other quality improvement analysis and services for hospitals that are seeking to enhance quality.
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
During the second half of 2007, we began to place advertisements on our website and signed our first limited advertising campaign with a pharmaceutical company. In December 2007, we launched a tabbed physician profile which allows consumers to access much of our physician information free of charge. We are currently displaying advertisements on the majority of our physician profile pages utilizing Google AdSense and DoubleClick’s advertising network. DoubleClick is our ad serving engine. In October 2008, we acquired the websites www.WrongDiagnosis.com and www.CureResearch.com from Adviware Pty Ltd. (“Adviware”). Also, in late 2008, we expanded beyond remnant advertising networks, including Google AdSense, to expand the channels through which our inventory is sold, increasing the overall value of that inventory. This includes direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with in-text advertising and contracting with advertising networks.
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
PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of HealthGrades and our controlled subsidiary, Healthcare Credit Solutions, LLC (“HCS”). All significant intercompany accounts have been eliminated in consolidation. Effective December 31, 2009, we dissolved HCS and ceased all business operations. See Note 7 for more information.

REVENUE RECOGNITION
Ratings and advisory revenue
Strategic Quality Initiative, Strategic Quality Partnerships and Quality Assessment and Implementation Programs:
Our ratings and advisory revenue is generated principally from annual fees paid by hospitals that participate in our Strategic Quality Initiative (“SQI”), Strategic Quality Partnership (“SQP”) (formerly, Distinguished Hospital Program or, “DHP”) and Quality Assessment and Implementation (“QAI”) programs. The SQI program provides business development and marketing tools to hospitals that are highly rated on our www.healthgrades.com website. Under the SQI program, we license the HealthGrades name and our “report card” ratings to hospitals. The license may be in a single service line (for example, cardiac) or multiple service lines.
We also assist hospitals in promoting their ratings and measuring the success of their efforts utilizing our team of in-house healthcare consultants.
Our SQI and SQP programs provide a license to highly rated hospitals, enabling them to utilize our name and certain ratings information for an annual period. Another feature of the SQI and SQP programs is a detailed comparison of the data underlying a hospital’s rating to local and national benchmarks. Our SQP program recognizes clinical excellence in hospitals among a range of service lines. Hospitals that contract with us for SQP services receive all of the SQI features described above with respect to their licensed service lines. In addition, if qualified, hospitals can reference the additional Distinguished Hospital Award (“DHA”) designation. Hospital clients are provided with additional marketing and planning assistance related to the DHA designation as well as trophies for display at the hospital. Hospitals that have demonstrated superior and sustained clinical quality, and have consistently received our Distinguished Hospital Award for Clinical Excellence (“DHA-CE”) designation the most consecutive times from 2010 and previous years, are included in America’s 50 Best Hospitals Report, which was issued in February 2010. Patient Safety Excellence Award™ (“PSEA”) recognizes hospitals with the best patient safety records in the nation. This award recognizes exceptional outcomes based on twelve patient safety indicators from the Agency for Healthcare on Quality Research. Under our PSEA program, we license the commercial use of the HealthGrades corporate mark, applicable data and marketing messages that may be used by hospitals to demonstrate third party validation of excellence.
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
Health Management Suite:
Through our Health Management Suite, we provide detailed online healthcare quality information for employers, benefits consulting firms, payers and other organizations. Modules currently available for license are Find a High-Quality Provider (which includes our Hospital Quality Guide, Physician Quality Guide, Nursing Home Quality Guide and Home Health Quality Guide) and Healthcare Budget (which includes our Treatment Cost Calculator). This information can be customized so that, for example, an employee can be provided with online access to quality data relating to healthcare providers within the provider network available under the employee’s health plan. For an additional fee, customers can integrate our modules within their online provider directories, and we can customize our database for specific geographic areas and provider networks as well as modify the look and feel of the modules. Depending on the client’s needs, we can customize our content for the intended users.
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
WatchDog Subscription:
This subscription provides email notifications to patients to allow them to track any changes to their physicians’ profiles including all data included in the Physician Quality Reports and patient surveys. WatchDog notification service is billed monthly to subscribers and revenue is recognized when billed.
Connecting Point™:
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
Patient Direct Connect™:
The Patient Direct Connect program facilitates a real-time, local connection between online patients and providers. Under the Patient Direct Connect program a hospital or hospital system purchases advertising placements on HealthGrades’ website accessible at www.healthgrades.com. Program services to our clients include assistance in creating and enhancing our hospital clients’ professional and marketing information displayed in certain categories of the site. For a fee, our clients are provided with the opportunity to engage and assist patients searching for provider information. Physician Quality Reports™ for physicians who are participating in our Patient Direct Connect program are made available to consumers without charge. Patient Direct Connect is viewed as alternative to traditional hospital marketing activities.
A payment is due from the customer at the beginning of the contract term. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over the respective contract term.
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

We expande beyond remnant advertising networks, including Google AdSense, to expand the channels through which our inventory is sold, increasing the overall value of that inventory. This includes direct sales to advertising agencies that represent the pharmaceutical and medical device industries along with implementing in-text advertising and contracting with advertising networks.
MULTIPLE ELEMENT ARRANGEMENTS
We may, from time to time, enter into transactions containing multiple elements, or deliverables. If an element is determined to be a separate unit of accounting, the revenue for the element is based on verifiable objective evidence of fair value, and recognized at the time of delivery. If the arrangement has an undelivered element, we ensure that we have objective and reliable evidence of the fair value of the undelivered element. Fair value is determined based upon the price charged when the element is sold separately. However, our revenues are substantially derived from arrangements that do not contain multiple deliverables.
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
CONCENTRATION OF CREDIT RISK
Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide number of customers. No single customer accounted for more than 10% of accounts receivable at December 31, 2009 or 2008. Also, during 2009, 2008 and 2007, no individual customer accounted for more the 10% of our revenues.
PRODUCT DEVELOPMENT COSTS
We incur product development costs related to the development and support of our websites, the development of applications to support data compilation and extraction for our consulting services and modification of our quality guides. These costs (which consist primarily of salaries and benefits, consulting fees and other costs related to software development, application development and operations expense) are expensed as incurred unless they meet certain capitalization criteria. During 2009 and 2008, we had several applications that met the criteria for cost capitalization as described in Note 5.
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
INTANGIBLE ASSETS
We review intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future discounted cash flows the assets are expected to generate. If intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We amortize intangible assets with definite lives over their remaining estimated useful lives. See Note 7 for further discussion of our intangible assets.
GOODWILL
Goodwill, which is stated at cost, is evaluated at least annually for impairment. Goodwill is the excess of acquisition cost of an acquired entity over the fair value of assets. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. We compare the fair value of our reporting units to their respective carrying value. If the carrying value exceeds the fair value of the reporting unit, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. We performed our annual test for impairment of our goodwill during the fourth quarters of 2009, 2008 and 2007. These tests resulted in no impairment to our goodwill balance. See Note 7 for further discussion of goodwill.
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
Under the Connecting Point program, initial fees that are due on the effective date of the contract are pro-rated for the period of the time commencing on the effective date and continuing until the last day of the then-current calendar quarter. We record the cash payment as deferred revenue that is then amortized to revenue on a straight-line basis over three months.
LOSS CONTINGENCIES
We are subject to legal proceedings and claims that arise in the ordinary course of our business and to certain other legal proceedings. We expense legal costs as incurred. See Note 13 for further discussion of legal proceedings.
ADVERTISING
Advertising costs are generally expensed as incurred and included in sales and marketing expense in the accompanying consolidated statements of income. Advertising expense totaled approximately $3.0 million, $2.6 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in these amounts are advertising costs of approximately $2.0 million, $1.5 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, paid to various search engine partners. Advertising costs included in prepaid expenses and other current assets in our accompanying consolidated balance sheets as of December 31, 2009 and 2008 are insignificant.
TREASURY STOCK
Treasury stock is recorded at cost. As of December 31, 2009, we had 24,418,730 shares of treasury stock.

NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted-average number of common shares and common share equivalents outstanding during the period. Common share equivalents, (composed of incremental common shares issuable upon the exercise of common stock options, warrants and restricted stock awards) are included in diluted net income per share to the extent these shares are dilutive, utilizing the treasury stock method. The treasury stock method utilizes the weighted-average number of shares outstanding during each year and the assumed exercise of dilutive stock options, warrants and restricted stock, less the number of shares assumed to be purchased using the average market price of our common stock during the year. As of December 31, 2009, 2008 and 2007, options and warrants to purchase 206,583, 94,962 and 55,993 shares of common stock, respectively, were excluded from our calculation of dilutive securities because the exercise prices were above the market price for our common stock.
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31.

	2009	2008	2007
Numerator for both basic and diluted earnings per share:
Net income	$7,102,688	$4,690,769	$6,748,171

Denominator:
Denominator for basic net income per common share—weighted-average shares	27,618,892	28,405,348	29,053,717
Effect of dilutive securities:
Outstanding employee stock options, warrants and restricted stock awards	3,576,204	4,431,639	5,006,697

Denominator for diluted net income per common share—adjusted weighted-average shares and assumed conversion	31,195,096	32,836,987	34,060,414

STOCK-BASED COMPENSATION
We adopted the modified prospective application on our required effective date of January 1, 2006. The modified prospective application requires measurement of compensation cost for all new stock awards and for all stock awards modified, repurchased, or cancelled after the effective date. Total future compensation cost is based upon a measurement of fair value on the date of grant and recognition of compensation expense over the requisite service period based on the straight-line attribution method, for awards expected to vest. In addition, any remaining compensation expense for the portion of stock awards issued prior to and that were outstanding on the effective date for which the requisite service had not been rendered is being recognized as the requisite service is rendered on or after the effective date. The recorded stock-based compensation expense includes our estimate of future forfeitures, whether the stock-based awards were issued prior or subsequent to the effective date.
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
In June 2008, the FASB issued guidance which concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the computation of basic earnings per share using the two-class method. We retrospectively adopted this guidance on January 1, 2009. The adoption of this guidance decreased our previously reported basic earnings per share for the year ended December 31, 2007 by $0.01 and decreased our previously reported diluted earnings per share for the year ended December 31, 2008 by $0.01.
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
In December 2007, the FASB issued guidance that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interests of the noncontrolling owners. We adopted this guidance on January 1, 2009 via retrospective application of the presentation and disclosure requirements. The noncontrolling interest recorded in our consolidated balance sheets relates to a third party’s interest in our majority owned subsidiary, Healthcare Credit Solutions LLC. At December 31, 2008, the noncontrolling interest balance of $0 that was previously recorded as a minority interest in the mezzanine section of the consolidated balance sheets was reclassified to noncontrolling interest in the equity section of the consolidated balance sheets. Noncontrolling interest for the year ended December 31, 2008 and 2007 of $304,004 and $327,835, respectively, on the consolidated statements of income was originally presented before income tax expense. The retrospective presentation of this guidance requires the noncontrolling interest to be presented after income tax expense. There was no impact on net income attributable to Health Grades, Inc. or the net income used in computing earnings per share.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables stating that when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. This guidance will be effective for us on January 1, 2011. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.
In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes required by other guidance, and concerns regarding the application of certain provisions related to accounting for variable interest entities, including concerns that the accounting and disclosures under the guidance does not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance was effective for us on January 1, 2010. We do not expect the application of this guidance will have a material impact on our financial position, cash flows or operating results.
3.	ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following as of December 31:

	2009	2008

Trade accounts receivable	$11,452,461	$9,583,220
Less: allowance for doubtful accounts	63,166	20,057

	$11,389,295	$9,563,163

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

	2009	2008

Furniture and fixtures	$465,828	$455,344
Computer equipment and software	7,170,176	5,512,932
Leasehold improvements and other	475,963	479,686

	8,111,967	6,447,962
Accumulated depreciation and amortization	(4,896,993)	(3,996,752)

Net property and equipment	$3,214,974	$2,451,210

For the years ended December 31, 2009, 2008, and 2007, depreciation and amortization expense related to property and equipment was approximately $1,505,000, $1,088,000 and $907,000, respectively.
5.	INTERNALLY DEVELOPED SOFTWARE
We capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $1.0 million and $0.8 million of software development costs incurred during 2009 and 2008, respectively, related to certain applications developed for internal use. As the applications became ready for their intended use and were placed into service, we began to amortize the costs over their useful lives, which we expect to be three years. Amortization expense related to internally developed software for the years ended December 31, 2009, 2008 and 2007 was approximately $558,000, $368,000 and $262,000, respectively, and is included in the depreciation and amortization expense disclosed in Note 4.
6.	BUSINESS ACQUISITION
In October 2008, we completed the acquisition of certain operating assets of Adviware Pty Ltd., a provider of medical and health information for consumers and health professionals via the websites www.WrongDiagnosis.com and www.CureResearch.com. This transaction was accounted for as a business combination. The preliminary purchase price was approximately $6.7 million, paid in cash, including direct transaction costs of approximately $0.5 million. A valuation analysis of the identifiable assets was prepared; and, based on the analysis, the fair value of assigned to working capital and the domain names was approximately $37,000 and $636,000, respectively. To determine the fair value of the domain names, the relief from royalty method of the income approach was utilized. The relief from royalty method measures the economic benefit that may be attributable to a particular asset by using a market based royalty rate as the starting point for quantifying the economic benefit. The value of the domain names is included with intangible assets on our consolidated balance sheets. The following table summarizes the allocation of the purchase price of Adviware:

		Estimated
	Amount	Useful Life
Prepaid expenses and other current assets	$37,104
Identifiable intangible assets	636,000	5 years
Goodwill	5,997,879	n/a

Total assets acquired	6,670,983

Liabilities assumed	—

Total preliminary purchase price	$6,670,983

Both the identifiable intangible assets and goodwill are deductible for tax purposes.
We are obligated to pay contingent consideration of up to $1.2 million annually for 2009 and 2010 based on certain levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. For the year ended December 31, 2009, Adviware achieved $0.9 million of the contingent consideration payable for 2009. This amount is included in accrued expenses as of December 31, 2009, and has been recorded as goodwill. Future payments will be considered additional purchase price and recorded to goodwill when paid.

The results of operations from the Adviware acquisition have been included in the consolidated financial statements as of the acquisition date. Supplemental information on an unaudited pro forma basis, as if the Adviware acquisition had been consummated at the beginning of each of the periods presented, is as follows:

	Year Ended December 31,
	2008	2007
	(unaudited)	(unaudited)
Revenue	$40,900,359	$37,980,539
Net income	$4,817,274	$7,015,797
Net income per share — diluted	$0.15	$0.21
The unaudited pro forma supplemental information is based on estimates and assumptions, which we believe are reasonable; it is not necessarily indicative of our consolidated financial position or results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The unaudited pro forma supplemental information includes incremental asset amortization and other charges as a result of the acquisition, net of related tax effects.
7.	GOODWILL & INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Balance at December 31, 2007	$3,106,181
Goodwill acquired	5,997,879

Balance at December 31, 2008	9,104,060
Goodwill acquired	911,710

Balance at December 31, 2009	$10,015,770

The components of intangible assets as of December 31 are as follows:

	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Value	Amount	Amortization	Value
Intangible assets with finite lives:
Domain names	$636,000	$154,898	$481,102	$636,000	$27,697	$608,303
Non-competition agreements	404,000	404,000	—	404,000	157,690	246,310
Acquired software and tools	—	—	—	212,300	212,300	—

Total	$1,040,000	$558,898	$481,102	$1,252,300	$397,687	$854,613

Upon our dissolution of HCS, we recognized a loss in the amount of approximately $166,000 related to Non-competition agreements. This amount is included in general and administrative expenses in our consolidated statements of income for the year ended December 31, 2009.
For the years ended December 31, 2009, 2008 and 2007, amortization expense of intangible assets related to domain names was approximately $208,000, $139,000 and $139,000, respectively. The domain names are being amortized over their remaining estimated useful lives of approximately four years. Expected amortization expense related to these assets for the next five years is as follows:

2010	$127,200
2011	127,200
2012	127,200
2013	99,502
2014	—
8.	DEFERRED RENT
As of December 31, 2009 and 2008, we had approximately $291,000 and $305,000, respectively, recorded as deferred rent in our accompanying consolidated balance sheets. Deferred rent relates to cash payments we received from the landlord of our office facility as reimbursement for tenant improvements, approximately one and a half months of construction period rent from the period beginning on the date upon which we accepted delivery of the premises and ending when we actually moved into the facility and reduced initial rent related to our additional office space. Deferred rent will be amortized as a reduction to rent expense over the term of our lease.

9.	LINE OF CREDIT AND LETTER OF CREDIT
Line of Credit
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at December 31, 2009. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and minimum operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. As of December 31, 2009, we were in compliance with all covenants and had $0 outstanding on the line of credit.
Letter of Credit
In connection with a lease we executed in December 2004 for our headquarters in Golden, Colorado, we executed a $500,000 standby letter of credit with Silicon Valley Bank in January 2005 to secure our obligations under the lease. The amount of the standby letter of credit, as required by the lease, was decreased to $45,000 on February 15, 2009.
As of December 31, 2009, the available amount of the standby letter of credit was $45,000. The amount drawn under the standby letter of credit is $0 and is secured by the cash and cash equivalents we maintain with Silicon Valley Bank. In February 2010, the standby letter of credit expired.
10.	COMMON STOCK
Stock Repurchase Program
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the current repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the repurchase program, purchases may be made at management’s discretion from time to time at prevailing prices, subject to certain restrictions on volume, pricing and timing. From the inception of the repurchase program through December 31, 2009, we have repurchased 4,242,202 shares of our common stock recorded as treasury stock at an average purchase price per share of $4.61, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936. We did not repurchase any shares of common stock during the year ended December 31, 2009.
Stock Warrants
On January 16, 2009, we issued 125,000 warrants to purchase shares of our common stock in connection with the purchase of certain data assets. Each warrant entitles the holder to purchase one share of our common stock at $5.00 per share until January 16, 2014. The warrants were fully vested upon grant and were valued at $100,000 based on the Black-Scholes valuation model.
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
Effective July 24, 2006, our stockholders approved an amendment and restatement of the Equity Plan. The Equity Plan was renamed the Health Grades, Inc. 2006 Equity Compensation Plan (the “2006 Plan”). The 2006 Plan reflects amendments that, among other things, extend the term of the Equity Plan to July 23, 2016 and provide for the grants of awards of shares of our common stock and other stock-based awards. The maximum number of shares that may be issued under the 2006 Plan is 13,000,000 shares. This maximum number of authorized shares includes shares to be issued pursuant to the outstanding grants under the Equity Plan, but does not include shares previously issued pursuant to grants under the Equity Plan. Our employees, members of the Board of Directors and certain consultants and advisors are eligible to participate in the 2006 Plan. Our Board of Directors or a committee of the Board of Directors authorizes the grants and vesting of awards under the 2006 Plan. During the year ended December 31, 2009, the amount of cash received from the exercise of stock options was $450,851 and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activity was $597,021. As of December 31, 2009, there were 3,545,376 shares available for future grant under the 2006 Plan.

Historically, we have granted incentive stock options to our employees and non-qualified stock options to our directors and consultants. Such options have a maximum contractual life of ten years. Under the 2006 Plan, we also have issued restricted stock awards (“RSAs”) to employees and directors. RSA grants with service based vesting typically vest over a two to five year period. We have also granted RSAs to our executive officers with certain performance based vesting. We may grant different equity awards with different vesting terms in the future.
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
Tax deductions in excess of recognized compensation costs (“excess tax benefits”) are required to be reported as cash flow from financing activities. Additionally, excess tax benefits may not be recognized as an increase to additional paid-in capital until the corresponding tax deduction actually reduces taxes payable. We will follow the actual ordering of deductions in tax returns in applying this provision and will only recognize excess tax benefits to the extent that they actually reduce taxes payable. We elected to adopt the elective alternative transition method of calculating our initial pool of excess tax benefits available to absorb tax deficiencies.
Stock-based compensation is classified in the same expense line items as cash compensation. We have classified stock-based compensation during the years ended December 31, 2009, 2008 and 2007 within the same expense line items as cash compensation paid to employees.
Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense for the years ended December 31 was as follows:

	2009	2008	2007
Cost of ratings and advisory revenue	$109,764	$86,146	$101,426
Sales and marketing	645,395	131,048	417,802
Product development	109,052	86,401	158,391
General and administrative	756,485	147,032	284,096

Total stock-based compensation expense	$1,620,696	$450,627	$961,715

Related tax benefit	$607,896	$237,330	$237,184

Stock-based compensation expense for the year ended December 31, 2009 includes $588,885 related to restricted stock previously granted to members of our executive management team. The shares vest upon the achievement of performance metrics based upon certain annual revenue and operating income targets. As of September 30, 2009, we concluded that a performance target related to annual revenue was probable of achievement. We expect to recognize an additional $217,395 of expense related to this performance target during the year ended December 31, 2010. There was no expense related to performance vesting for the years ended December 31, 2008 or 2007.

Equity Plan
A summary of stock option activity for the year ended December 31, 2009 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2008	4,576,405	$0.41
Granted	—	—
Exercised	(592,445)	0.76
Forfeited	—	—
Expired	(6,667)	4.08

Outstanding at December 31, 2009	3,977,293	$0.36	2.15	$15,678,871

Vested or expected to vest at December 31, 2009	3,977,293	$0.36	2.15	$15,678,871

Exercisable at December 31, 2009	3,969,793	$0.35	2.14	$15,678,871

The aggregate intrinsic value in the table above represents the difference between the closing price of our common stock on the last trading day of 2009 ($4.29) and the exercise price, multiplied by the number of shares that would have been received by the option holders had all option holders exercised their options on December 31, 2009.
As of December 31, 2009, $18,922 of total unrecognized compensation cost related to stock options granted to employees and directors is expected to be recognized over a weighted-average period of less than one year.
A summary of our stock option activity and related information for the years ended December 31 is as follows:

	2009		2008		2007
		WEIGHTED-		WEIGHTED-		WEIGHTED-
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE	OPTIONS	PRICE
Outstanding at beginning of year	4,576,405	$0.41	5,873,272	$0.45	6,649,543	$0.56
Granted	—	$—	—	$—	—	$—
Exercised	(592,445)	$0.76	(1,272,034)	$0.47	(704,184)	$0.81
Forfeited	—	$—	(834)	$4.62	(36,616)	$4.41
Expired	(6,667)	$4.08	(23,999)	$6.60	(35,471)	$9.91

Outstanding at end of year	3,977,293	$0.36	4,576,405	$0.41	5,873,272	$0.45

Exercisable at end of year	3,969,793	$0.35	4,559,153	$0.40	5,813,842	$0.41

	2009	2008	2007
Weighted-average fair value of options granted during the year:	N/A	N/A	N/A
Intrinsic value of options exercised during the year:	$908,500	$2,632,566	$3,376,505
Fair value of options vested during the year:	$375,136	$129,833	$408,213
Exercise prices for options outstanding and the weighted-average remaining contractual lives of those options at December 31, 2009 are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
RANGE OF		REMAINING	AVERAGE		AVERAGE
EXERCISE	NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
PRICES	OUTSTANDING	LIFE (YEARS)	PRICE	EXERCISABLE	PRICE
$0.06–$0.10	2,953,104	2.11	$0.10	2,953,104	$0.10
$0.30–$0.88	716,888	1.27	0.62	716,888	0.62
$1.01–$1.53	214,967	4.22	1.28	214,967	1.28
$2.85–$2.94	4,000	1.98	2.90	4,000	2.90
$3.00–$3.98	15,500	5.12	3.33	15,500	3.33
$4.10–$4.70	60,834	5.35	4.51	53,334	4.51
$5.36–$6.10	12,000	6.01	5.90	12,000	5.90

$0.06–$6.10	3,977,293	2.15	$0.36	3,969,793	$0.35

2006 Plan
A summary of RSA activity for the year ended December 31, 2009 is as follows:

		Weighted-
		Average
		Grant-Date	Aggregate
		Fair Value	Intrinsic
	Number of RSAs	Per Share	Value
Nonvested at December 31, 2008	1,725,360	$4.15
Granted	800,450	3.49
Vested	(209,599)	4.24
Forfeited	(383,187)	4.04

Nonvested at December 31, 2009	1,933,024	$3.89	$8,292,673

Expected to vest at December 31, 2009	989,585	$3.78	$4,245,320

	2009	2008	2007
Weighted-average fair value of RSAs granted during the year:	$3.49	$3.00	$6.33
Intrinsic value of RSAs vested during the year:	$862,129	$431,207	$257,873
Fair value of shares vested during the year:	$888,281	$595,379	$191,736
As of December 31, 2009, we had approximately $5,496,286 of total unrecognized compensation cost related to nonvested RSAs granted under the 2006 Plan. Of this total, $2,636,235 relates to RSAs whose vesting is contingent upon meeting various performance goals, including annual revenue, operating income and operating margin targets. The remaining unrecognized compensation cost of $2,860,051 associated with nonvested RSAs, which vest solely on fulfilling a service condition, and is expected to be recognized over a weighted-average period of four years.
For the year ended December 31, 2009, we repurchased 52,849 shares of vested RSAs to cover related employment taxes for a total cost of $216,254. We also recorded as treasury stock 383,187 shares of forfeited, unvested RSAs at no cost for the year ended December 31, 2009.
11.	OPERATING LEASES
We have operating leases for our office space and certain office equipment. The lease term for our office space of our Golden, Colorado headquarters expires in May 2011 and our additional office space expires December 2010.
Future minimum payments under the operating leases with terms in excess of one year are summarized as follows for the years ending December 31:

2010	$1,252,204
2011	533,599
2012	80,396
2013	—
Thereafter	—

Total	$1,866,199

Rent expense for the years ended December 31, 2009, 2008 and 2007 under all operating leases was approximately $1,135,000, $865,000 and $546,000, respectively.
12.	INCOME TAXES
We are a corporation subject to federal and certain state and local income taxes. The provision for income taxes is calculated pursuant to the liability method. This method requires recognition of deferred income taxes based on temporary differences between the financial reporting and income tax bases of assets and liabilities, using currently enacted income tax rates and regulations related to the years such temporary differences become deductible and payable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Stock-based compensation expense	$465,592	$195,399
Capitalized start-up costs	417,973	160,361
Accrued liabilities	200,451	150,104
Deferred rent	110,665	115,827
Allowance for doubtful accounts	24,003	7,622
Other	47,593	29,782
Net operating loss carryforwards	239,609	259,576

	1,505,886	918,671
Valuation allowance for deferred tax assets	—	—

Gross deferred tax asset	1,505,886	918,671

Deferred tax liabilities:
Prepaid expenses	704,644	308,186
Intangible assets, net	151,212	31,490
Property and equipment, net	50,213	25,622

Gross deferred tax liability	906,069	365,298

Net deferred tax asset	$599,817	$553,373

The income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Current:
Federal	$3,492,509	$2,387,855	$3,846,923
State	468,087	315,400	499,296

	3,960,596	2,703,255	4,346,219

Deferred:
Federal	(38,577)	19,559	(209,424)
State	(7,867)	2,787	(29,146)

	(46,444)	22,346	(238,570)

Total income tax expense	$3,914,152	$2,725,601	$4,107,649

The total income tax expense differs from amounts currently payable because certain revenues and expenses are reported in the consolidated statements of income in periods that differ from those in which they are subject to taxation. The principal differences relate to different methods of calculating depreciation and deferred rent for financial statement and income tax purposes, currently non-deductible book compensation expense items, currently non-deductible book accruals and reserves and currently deductible book prepaid amounts.
The current income tax expense summarized above for the years ended December 31, 2009, 2008 and 2007 does not include a tax benefit of $269,473, $336,783 and $898,597, respectively, related to certain employee stock option transactions. The excess tax benefit has been recorded as an increase to stockholder’s equity in the accompanying consolidated balance sheets and is reported as financing cash inflows on the accompanying consolidated statement of cash flows.
A reconciliation between the statutory federal income tax rate of 34% and our 36.6%, 38.3% and 39.0% effective tax rates for the years ended December 31, 2009, 2008 and 2007, respectively, is as follows:

	2009	2008	2007
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	2.8	3.0	2.9
Incentive stock option compensation	—	(1.1)	0.7
Non-deductible expenses	1.1	0.8	0.2
Noncontrolling interest	(1.0)	1.5	1.0
Miscellaneous	(0.3)	0.1	0.2

Effective income tax rate	36.6%	38.3%	39.0%

We have approximately $631,000 in net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire from 2019 through 2021. Certain changes in our stock ownership during 2001 resulted in an ownership change pursuant to the tax laws and, due to this change, all of our net operating loss carryforwards are subject to restrictions on the timing of their use.

We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in tax returns that do not meet these recognition and measurement standards.
As of December 31, 2009 and 2008, we had no unrecognized tax benefits. We are subject to income taxes in the U.S. federal, various state and local jurisdictions. Tax consequences within each jurisdiction are subject to the applicable tax laws and regulations of the specific jurisdiction and often require significant judgment to apply. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for any years before 2002. Our policy is to classify any interest incurred on tax deficiencies as interest expense and income tax penalties as part of income tax expense.
13.	LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the year ended December 31, 2009, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees of approximately $1.0 million. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
In July 2007, Mr. Hicks filed a motion for leave to file a second amended complaint and to refer claims to arbitration in which he alleged that certain of the collection agency parties, after the October 2006 arbitration hearing, continued to engage in conduct substantially similar to that upon which the arbitrator entered his compensatory and punitive damages order in May 2007. The collection agency parties opposed the relief sought by Mr. Hicks. On October 17, 2007, the court granted Mr. Hicks’ motion for leave to file a second amended complaint. A supplemental complaint asserting claims for defamation and outrageous conduct against certain of the collection agency parties was filed on October 29, 2007, in accordance with the court’s order. Those claims have been referred to arbitration. The claims Mr. Hicks asserts in the arbitration are for defamation and outrageous conduct against the collection agency parties. Mr. Hicks has filed motions to attempt to narrow the issues to be heard based upon the findings made by the arbitrator in his May 2007 ruling. The collection agency parties have raised claims against Mr. Hicks for abuse of process, “frivolous and spurious lawsuit” and “attorneys’ fees.” Mr. Hicks filed a motion to dismiss the counterclaims. All counterclaims have been dismissed voluntarily or by order of the arbitrator, except the Buckeye Respondents’ counterclaim for abuse of process. The hearing on these claims commenced on August 10, 2009 for one week. Additional hearing days were added and the presentation of evidence concluded in December 2009.
On October 7, 2008, the U.S. District Court entered judgment in favor of Mr. Hicks on both arbitration awards and certified the judgment as immediately appealable. The District Court reversed the Arbitrator’s award of prejudgment interest. On October 14, 2008, the Clerk of Courts entered judgment as follows: in favor of Mr. Hicks and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., jointly and severally, in the amount of $415,587; against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and Daniel C. Cadle, jointly and severally, for compensatory and punitive damages in the amount of $1.7 million; and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and William E. Shaulis, jointly and severally, for compensatory and punitive damages in the amount of $210,000; with post judgment interest accruing at the legal rate of 1.59%. The collection agency parties have appealed the judgment to the 10th Circuit Court of Appeals, and Mr. Hicks has appealed the denial of his award of prejudgment interest.
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
On December 7, 2009, the Tenth Circuit Court of Appeals affirmed the District Court’ s entry of judgment in favor of Mr. Hicks and further ordered that he be awarded approximately $400,000 in post-award, pre-judgment interest.

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
See Note 18 for a description of developments after December 31, 2009 on certain matters concerning the indemnification of our CEO.
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
In December 2008, Plaintiffs moved to file a third amended complaint. Following argument on the motion, the court granted the Plaintiffs leave to file an amended complaint. Plaintiffs filed the third amended complaint on February 17, 2009. The third amended complaint adds Kerry Hicks, our Chief Executive Officer, as a defendant and asserts claims against him for violation of Section 20(a) of the Exchange Act and for fraud. Aside from the addition of Mr. Hicks as defendant, the substantive allegations of the third amended complaint are the same as the second amended complaint. Discovery in the matter is ongoing. Documents have been exchanged, but no depositions have yet taken place. There are numerous outstanding discovery disputes pending before the Court. Most recently, the Plaintiffs filed a motion asking the Court to order the parties to mediation, which we have opposed.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these actions are unlikely to materially affect our financial position.
14.	COMMITMENTS
We have entered into employment agreements that provide two executives with minimum base pay, annual incentive awards and other fringe benefits. We expense all costs related to the agreements in the period that the services are rendered by the employee. In the event of death, disability, termination with or without cause, voluntary employee termination, or change in our ownership, we may be partially or wholly relieved of our financial obligations to such individuals. However, under certain circumstances, a change in control of the Company may provide significant and immediate enhanced compensation to the executives. At December 31, 2009, we were contractually obligated to pay base salary to these executives of approximately $879,000 through June 30, 2011.
We have entered into certain licensing and other agreements with various parties to access and use data from these parties for the purpose of providing health information on our websites. We have the ability to terminate these agreements upon certain conditions. Our remaining purchase obligations under these contracts at December 31, 2009 are approximately $0.3 million over a three-year period. For the years ended December 31, 2009, 2008 and 2007, amounts included in cost of ratings and advisory revenue for purchases under these agreements were approximately $287,000, $362,000 and $401,000, respectively.
15.	EMPLOYEE BENEFIT PLAN
We maintain a defined contribution employee benefit plan (the “Benefit Plan”). The Benefit Plan covers substantially all of our employees and includes a qualified non-elective contribution equal to 3% of annual compensation, applicable to all eligible participants, regardless of whether or not the participant contributes to the Benefit Plan.
Expense under the Benefit Plan, including the qualified non-elective contribution, was approximately $463,000, $361,000 and $305,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
16.	RELATED PARTY TRANSACTION
On March 17, 2009, Mats Wahlström was named a director of the Company. Mr. Wahlström is co-CEO of Fresenius Medical Care North America (“FMCNA”) and President and CEO of Fresenius Medical Services. We provide services to FMCNA pursuant to an Internet Agreement (the “Agreement”), which became effective June 1, 2008. Under the Agreement, FMCNA sponsors the physician-quality reports of all of its practicing nephrologists found on www.healthgrades.com, and pays the Company $1.9 million annually. For the years ended December 31, 2009 and 2008, we recognized $2.0 million and $1.1 million, respectively, of revenue in connection with the Agreement.
On August 13, 2007, we entered into a Consulting Services Agreement, subsequently amended on August 26, 2007, with OmniMedix Institute, a nonprofit corporation dedicated to improving quality, efficiency and equity of healthcare by fostering the proliferation and use of patient-centric health information technologies. The Chairman and Chief Executive Officer of OmniMedix Institute is J.D. Kleinke, a former member of our Board of Directors. Mr. Kleinke resigned from our Board effective March 7, 2008. The Consulting Services Agreement involves the development of a web-based pharmaceutical ratings survey instrument and reporting application for deployment and operation on our website. The aggregate monetary value of the Consulting Services Agreement was $157,000 which was payable over the term of the agreement. For the years ended December 31, 2008 and 2007, we paid $100,611 and $62,500, respectively, pursuant to the Consulting Services Agreement all of which is capitalized on our consolidated balance sheets within the financial statement line “Property and equipment, net”. All obligations under the Consulting Services Agreement were satisfied as of December 31, 2008. No related party expense is included in the consolidated statements of income for the years ended December 31, 2009, 2008 or 2007.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008.

2009	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$12,383,883	$12,476,011	$13,302,333	$14,335,932
Other	5,013	6,012	11,712	(870)

Total revenue	12,388,896	12,482,023	13,314,045	14,335,062

Expenses:
Cost of ratings and advisory revenue	1,910,730	1,819,329	1,773,750	2,335,654

Gross margin	10,478,166	10,662,694	11,540,295	11,999,408

Operating expenses:
Sales and marketing	3,293,945	3,077,792	3,240,474	3,531,187
Product development	2,151,406	2,245,227	2,214,636	2,765,088
General and administrative	2,508,264	2,687,349	3,209,594	3,289,054

Income from operations	2,524,551	2,652,326	2,875,591	2,414,079

Other:
Other	—	—	—	183,038 (1)
Interest income	7,079	6,598	2,841	1,534
Interest expense	(67)	(545)	(31)	(1,062)
Equity earnings of investment	—	34,000	—	—

Income before income taxes	2,531,563	2,692,379	2,878,401	2,597,589
Income tax expense	946,049	1,044,889	1,109,762	813,452

Net income	1,585,514	1,647,490	1,768,639	1,784,137
Net loss attributable to noncontrolling interest	50,708	83,959	45,420	136,821

Net income attributable to Health Grades, Inc.	1,636,222	1,731,449	1,814,059	1,920,958

Net income per share (basic)	$0.06	$0.06	$0.07	$0.07

Weighted average shares outstanding (basic)	27,228,819	27,620,616	27,782,227	27,829,234

Net income per share (diluted)	$0.05	$0.06	$0.06	$0.06

Weighted average shares outstanding (diluted)	30,640,208	31,075,566	31,431,346	31,484,920

2008	March 31	June 30	September 30	December 31
Revenue:
Ratings and advisory	$9,129,817	$9,291,370	$10,023,373	$11,218,824
Other	5,992	6,113	6,684	6,163

Total revenue	9,135,809	9,297,483	10,030,057	11,224,987

Expenses:
Cost of ratings and advisory revenue	1,572,732	1,545,410	1,604,983	2,036,108

Gross margin	7,563,077	7,752,073	8,425,074	9,188,879

Operating expenses:
Sales and marketing	2,377,774	2,380,652	2,677,158	3,410,184
Product development	1,689,829	1,712,168	1,889,339	1,987,947
General and administrative	1,978,627	2,000,486	1,894,964	2,244,454

Income from operations	1,516,847	1,658,767	1,963,613	1,546,294

Other:
Interest income	201,110	127,291	94,428	6,928
Interest expense	(65)	(51)	(90)	(2,706)

Income before income taxes	1,717,892	1,786,007	2,057,951	1,550,516
Income tax expense	627,588	695,799	789,065	613,149

Net income	1,090,304	1,090,208	1,268,886	937,367
Net loss attributable to noncontrolling interest	66,191	117,966	53,069	66,778

Net income attributable to Health Grades, Inc.	1,156,495	1,208,174	1,321,955	1,004,145

Net income per share (basic)	$0.04	$0.04	$0.05	$0.04

Weighted average shares outstanding (basic)	29,078,090	28,297,065	28,185,206	28,084,004

Net income per share (diluted)	$0.03	$0.04	$0.04	$0.03

Weighted average shares outstanding (diluted)	33,793,491	32,904,871	32,635,913	31,895,270

(1)	Amount represents legal settlement.

18.	SUBSEQUENT EVENTS
Indemnification and Derivative Complaint
By Order dated February 18, 2010, the arbitrator found in favor of Mr. Hicks in connection with his defamation and outrageous conduct claims against Daniel C. Cadle and awarded Mr. Hicks compensatory and punitive damages in the amount of $3.2 million. The arbitrator found that the collection agency parties were not responsible for this award. The arbitrator found in favor of Mr. Hicks in connection with the counterclaim for abuse of process that was brought against him. On February 25, 2010, Mr. Hicks filed a motion with the arbitrator seeking post-award, pre-judgment interest.
This arbitration award, like the two prior arbitration awards entered in favor of Mr. Hicks, will be subject to the confirmation process. We understand that Mr. Hicks will file a motion to confirm the arbitration award.
The collection agency parties thereafter sought further review before the 10th Circuit Court of Appeals, which was rejected by Order dated February 8, 2010. On February 18, 2010, the U. S. District Court amended its judgment to include the award of post-award, pre-judgment interest, making the total judgment slightly in excess of $2.7 million. We understand that Mr. Hicks will continue to collect the amounts due him under the amended judgment, including collecting on the bond and taking other appropriate action.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosures under Rules 13-(a)-15(e) and 15(d)-15(e). Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.
Management has carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009. Grant Thornton LLP has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009; their report is included below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Health Grades, Inc.
We have audited Health Grades, Inc. and subsidiary’s (collectively, the “Company”) (a Delaware Corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, cash flows, and the financial statement schedule for each of the three years in the period ended December 31, 2009 and our report dated March 16, 2010 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Denver, Colorado
March 16, 2010

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in HealthGrades’ Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference.
The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

Item 11.	Executive Compensation
The information required by this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table provides information, as of December 31, 2009, regarding securities issuable under our stock based compensation plans.

				Number of securities
				remaining available
				for future issuance
	Number of securities			under equity
	to be issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding securities
	outstanding options,		outstanding options,	reflected in column
	warrants and rights		warrants, rights and RSAs	(a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,977,293		$0.24	3,545,376
Equity compensation plans not approved by security holders	125,000	(1)	$5.00	N/A

Total	4,102,293			3,545,376

(1)	Represents warrants issued on January 16, 2009 in connection with the purchase of certain data assets.
Other information required by this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	1. Financial Statements.
The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedule at page 43 are filed as part of this Form 10-K.
2. Financial Statement Schedules.
The following financial statement schedule is filed as part of this Form 10-K:
Schedule II — Valuation and Qualifying Accounts.
All other schedules have been omitted because they are not applicable, or not required, or the information is shown in the Financial Statements or notes thereto.
Schedule II — Valuation and Qualifying Accounts

ALLOWANCE FOR DOUBTFUL	BALANCE AT	CHARGED TO	CHARGED TO		BALANCE AT
ACCOUNTS ON TRADE	BEGINNING	COSTS AND	OTHER		END OF
RECEIVABLES	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS(1)	PERIOD
Year ended December 31, 2009	$20,057	$93,656	$—	$50,547	$63,166
Year ended December 31, 2008	$19,207	$20,000	$—	$19,150	$20,057
Year ended December 31, 2007	$19,207	$—	$—	$—	$19,207

(1)	Represents actual amounts charged against the allowance for the periods presented.
(b) Exhibits.
The following is a list of exhibits filed as part of this annual report on Form 10-K. Unless otherwise indicated, the file number of each document incorporated by reference is 0-22019.

EXHIBIT
NUMBER		DESCRIPTION
3.1		Form of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001)

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed on May 2, 2005)

10.1	*	2006 Equity Compensation Plan as Amended and Restated (incorporated by reference to Exhibit 10.1 to our Form 10-K, filed on March 16, 2009)

10.1.2	*	Form of Grant Notice of Restricted Stock Award (incorporated by reference to Exhibit 10.1.2 to our Form 10-K for the year ended December 31, 2006)

10.2	*	Loan and Security Agreement dated April 13, 2009 between Health Grades, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2009).

10.3	*
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

EXHIBIT
NUMBER		DESCRIPTION
10.4.1	*
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

10.5		Building Lease between GR Development One, LLC, Landlord and Health Grades, Inc., Tenant. (incorporated by reference to exhibit 10.6 to our Form 10-K for the year ended December 31, 2005)

10.5.1		Building Lease Amendment (incorporated by reference to exhibit 10.5.1 to our Form 10-K for the year ended December 31, 2006)

10.6	*+	Directors Compensation

10.7	*	Wes Crews Offer of Employment Letter (incorporated by reference to exhibit 10.1 to our Form 8-K, filed on April 9, 2009)

10.8		Asset Purchase Agreement dated October 13, 2008 by and among HealthGrades, Inc. and Adviware Pty Ltd. (incorporated by reference to Exhibit 2.1 to our Form 8-K, filed on October 14, 2008)

21.1	+	List of subsidiaries of Registrant

23.1	+	Consent of Grant Thornton LLP

31.1	+	Certification of the Chief Executive Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

31.2	+	Certification of the Chief Financial Officer pursuant to Rule 15d-14(a) under the Securities Exchange Act.

32.1	+	Certification of the Chief Executive Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

32.2	+	Certification of the Chief Financial Officer pursuant to Rule 15d-14(b) under the Securities Exchange Act.

*	- Constitutes a management contract, compensatory plan or arrangement required to be filed as an exhibit to this report.

+	- Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTH GRADES, INC.
Date: March 16, 2010	/s/ Kerry R. Hicks
Kerry R. Hicks
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Kerry R. Hicks Kerry R. Hicks	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2010

/s/ Allen Dodge Allen Dodge	Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer	March 16, 2010

/s/ Mary Boland Mary Boland	Director	March 16, 2010

/s/ Leslie S. Matthews, M.D. Leslie S. Matthews, M.D.	Director	March 16, 2010

/s/ John Quattrone John Quattrone	Director	March 16, 2010

/s/ Mats Wahlström Mats Wahlström	Director	March 16, 2010