Form 10-Q
period 2010-03-31
HEALTH GRADES INC
filed 2010-05-10
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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
On May 1, 2010, 29,824,405 shares of the registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	MARCH 31,	DECEMBER 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and cash equivalents	$23,068,515	$19,160,529
Accounts receivable, net	8,319,325	11,389,295
Prepaid income taxes	—	93,451
Deferred income taxes	95,829	68,416
Prepaid expenses and other	1,814,934	1,923,000

Total current assets	33,298,603	32,634,691

Property and equipment, net	3,607,954	3,214,974
Intangible assets, net	449,303	481,102
Goodwill	10,015,770	10,015,770
Deferred income taxes	653,600	531,401

Total assets	$48,025,230	$46,877,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$753,551	$208,437
Accrued payroll, incentive compensation and related expenses	3,413,303	4,199,848
Accrued expenses	616,701	2,143,317
Current portion of capital lease obligations	397	984
Current portion of deferred rent	231,231	254,797
Deferred revenue	19,529,406	20,249,062
Income taxes payable	1,152,279	—

Total current liabilities	25,696,868	27,056,445

Long-term portion of deferred rent	—	36,427

Total liabilities	25,696,868	27,092,872

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 54,425,951 and 54,137,333 shares issued as of March 31, 2010 and December 31, 2009, respectively	54,426	54,137
Additional paid-in capital	101,060,836	100,415,961
Accumulated deficit	(45,013,895)	(46,923,476)
Treasury stock, 24,540,594 and 24,418,730 shares as of March 31, 2010 and December 31, 2009, respectively	(33,773,005)	(33,761,556)

Total stockholders’ equity	22,328,362	19,785,066

Total liabilities and stockholders’ equity	$48,025,230	$46,877,938

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Ratings and advisory revenue	$14,865,335	$12,383,883
Other	22,149	5,013

Total revenue	14,887,484	12,388,896

Expenses:
Cost of ratings and advisory revenue	2,535,073	2,195,788

Gross margin	12,352,411	10,193,108

Operating expenses:
Sales and marketing	3,431,776	3,008,887
Product development	2,925,381	2,151,406
General and administrative	3,024,794	2,508,264

Income from operations	2,970,460	2,524,551

Other:
Other income	23,000	—
Interest income	209	7,079
Interest expense	(12)	(67)
Equity earnings of investment	34,000	—

Income before income taxes	3,027,657	2,531,563
Income tax expense	1,118,076	946,049

Net income	1,909,581	1,585,514
Net loss attributable to the noncontrolling interest	—	50,708

Net income attributable to Health Grades, Inc.	$1,909,581	$1,636,222

Net income per common share (basic)	$0.07	$0.06

Weighted average number of common shares used in computation (basic)	28,071,348	27,228,819

Net income per common share (diluted)	$0.06	$0.05

Weighted average number of common shares used in computation (diluted)	31,613,073	30,640,208

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES
Net income	$1,909,581	$1,636,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	453,786	415,719
Bad debt expense	32,313	19,943
Non-cash equity compensation expense	371,807	246,214
Tax (deficiency) benefit from stock option exercise	(14,092)	5,571
Deferred income taxes	(149,612)	(3,892)
Noncontrolling interest	—	(80,958)
Change in operating assets and liabilities:
Accounts receivable	3,037,657	2,924,708
Prepaid expenses and other assets	108,066	(206,099)
Accounts payable	545,114	151,598
Accrued payroll, incentive compensation and related expenses	(786,545)	(742,257)
Accrued expenses	(223,205)	(5,982)
Income taxes payable	1,239,822	961,348
Deferred revenue	(719,656)	(1,120,183)
Deferred rent	(59,993)	8,139

Net cash provided by operating activities	5,745,043	4,210,091

INVESTING ACTIVITIES
Purchase of property and equipment	(1,207,398)	(722,988)
Business acquisition costs	(910,980)	(730)

Net cash used in investing activities	(2,118,378)	(723,718)

FINANCING ACTIVITIES
Payments under capital lease obligations	(587)	(188)
Excess tax deficiency (benefit) from stock-based payment arrangements	14,092	(5,571)
Purchase of treasury stock	(11,449)	(3,266)
Exercise of common stock options	279,265	9,899

Net cash provided by financing activities	281,321	874

Net increase in cash and cash equivalents	3,907,986	3,487,247
Cash and cash equivalents at beginning of period	19,160,529	11,327,741

Cash and cash equivalents at end of period	$23,068,515	$14,814,988

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12	$67
Income tax paid	$30,557	$27,101

NON CASH FINANCING AND INVESTING ACTIVITIES
Property and equipment included in accrued expenses	$15,475	$3,008
Data acquired with stock warrants	$—	$100,000
See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. The results for interim periods are not necessarily indicative of the results to be expected for the full year.
Certain prior year income statement balances have been reclassified in order to conform to current period presentation.
Principles of Consolidation
The accompanying prior period condensed consolidated financial statements include the accounts of Health Grades, Inc. and a former controlled subsidiary, Healthcare Credit Solutions LLC (collectively, the “Company”, “we”, “us” or “our”). All significant intercompany accounts were eliminated in consolidation. Effective December 31, 2009, we dissolved Healthcare Credit Solutions LLC and ceased all of its business operations.
Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes required by other guidance and concerns regarding the application of certain provisions related to accounting for variable interest entities, including concerns that the accounting and disclosures under the guidance does not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance was effective for us on January 1, 2010. The application of this guidance did not have a material impact on our financial position, cash flows or operating results.
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
NOTE 2 – INTERNALLY DEVELOPED SOFTWARE
We capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $184,000 and $317,000 of software development costs incurred during the three months ended March 31, 2010 and 2009, respectively, related to certain applications developed for internal use. As the applications became ready for their intended use and were placed into service, we began to amortize the costs over their useful lives, which we expect to be three years. Amortization expense related to internally developed software for the three months ended March 31, 2010 and 2009 was approximately $150,000 and $140,000, respectively.

NOTE 3 – LINE OF CREDIT
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at March 31, 2010. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and maintain a certain level of operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. As of March 31, 2010, we were in compliance with all covenants and had $0 outstanding on the line of credit.
NOTE 4 – LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the three months ended March 31, 2010, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $150,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
On July 10, 2007, a U.S. District Court Judge entered an order precluding Daniel C. Cadle, one of the collection agency parties, from engaging in 13 acts that the arbitrator found to be outrageous. On July 20, 2007, a County Court Judge in Jefferson County, Colorado, entered a Permanent Civil Protection Order against Daniel C. Cadle. The Civil Protection Order requires that Mr. Cadle stay at least 250 yards from Mr. Hicks, his residences and our headquarters. On July 26, 2007, Mr. Cadle appealed the Civil Protection Order entered by the County Court Judge in Jefferson County, Colorado, to the State District Court. On January 15, 2008, the State District Court affirmed the Civil Protection Order entered by the County Court. On December 2, 2008, the Colorado Supreme Court denied Mr. Cadle’s request for further review. Thus, the Permanent Civil Protection Order remains in effect.
In July 2007, Mr. Hicks filed a motion for leave to file a second amended complaint and to refer claims to arbitration in which he alleged that certain of the collection agency parties, after the October 2006 arbitration hearing, continued to engage in conduct substantially similar to that upon which the arbitrator entered his compensatory and punitive damages order in May 2007. The collection agency parties opposed the relief sought by Mr. Hicks. On October 17, 2007, the court granted Mr. Hicks’ motion for leave to file a second amended complaint. A supplemental complaint asserting claims for defamation and outrageous conduct against certain of the collection agency parties was filed on October 29, 2007, in accordance with the court’s order. Those claims have been referred to arbitration. The claims Mr. Hicks asserts in the arbitration are for defamation and outrageous conduct against the collection agency parties. Mr. Hicks has filed motions to attempt to narrow the issues to be heard based upon the findings made by the arbitrator in his May 2007 ruling. The collection agency parties have raised claims against Mr. Hicks for abuse of process, “frivolous and spurious lawsuit” and “attorneys’ fees.” Mr. Hicks filed a motion to dismiss the counterclaims. All counterclaims have been dismissed voluntarily or by order of the arbitrator, except the Buckeye Respondents’ counterclaim for abuse of process. The hearing on these claims commenced on August 10, 2009 for one week. Additional hearing days were added and the presentation of evidence concluded in December 2009. By order dated February 18, 2010, the arbitrator found in favor of Mr. Hicks in connection with his defamation and outrageous conduct claims against Daniel C. Cadle and awarded Mr. Hicks compensatory and punitive damages in the amount of $3.2 million. The arbitrator found that the corporate collection agency parties were not responsible for this award. The arbitrator found in favor of Mr. Hicks in connection with the counterclaim for abuse of process that was brought against him. On February 25, 2010, Mr. Hicks filed a motion with the arbitrator seeking post-award, pre-judgment interest. That motion was granted, in part.
This arbitration award, like the two prior arbitration awards entered in favor of Mr. Hicks, will be subject to the confirmation process. Mr. Hicks filed a motion to confirm the arbitration award on March 22, 2010. That motion is now ripe for decision.
On October 7, 2008, the U.S. District Court entered judgment in favor of Mr. Hicks with respect to both the April 2005 and May 2007 arbitration awards and certified the judgment as immediately appealable. The District Court reversed the arbitrator’s award of prejudgment interest. On October 14, 2008, the Clerk of Courts entered judgment as follows: in favor of Mr. Hicks and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., jointly and severally, in the amount of $415,587; against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and Daniel C. Cadle, jointly and severally, for compensatory and punitive damages in the amount of $1.7 million; and against The Cadle Company, Buckeye Retirement Co., LLC. Ltd., and William E. Shaulis, jointly and severally, for compensatory and punitive damages in the amount of $210,000; with post judgment interest accruing at the legal rate of 1.59%. The collection agency parties appealed the judgment to the 10th Circuit Court of Appeals, and Mr. Hicks appealed the denial of his award of prejudgment interest.
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
In December 2008, Plaintiffs moved to file a third amended complaint. Following argument on the motion, the court granted the Plaintiffs leave to file an amended complaint. Plaintiffs filed the third amended complaint on February 17, 2009. The third amended complaint adds Kerry Hicks, our Chief Executive Officer, as a defendant and asserts claims against him for violation of Section 20(a) of the Exchange Act and for fraud. Aside from the addition of Mr. Hicks as defendant, the substantive allegations of the third amended complaint are the same as the second amended complaint. Discovery in the matter is ongoing. Documents have been exchanged, and depositions of representatives of two of the three groups of hedge fund plaintiffs have taken place. The parties anticipate that a Magistrate Judge will conduct a mediation conference within the next few months.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these other actions are unlikely to materially affect our financial position.
NOTE 5 – COMMON STOCK
Equity Compensation Plan
A summary of stock option activity for the three months ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2009	3,977,293	$0.36
Granted	—	—
Exercised	(247,218)	1.13
Forfeited	(7,500)	4.61
Expired	—	—

Outstanding at March 31, 2010	3,722,575	$0.30	1.96	$22,571,127

Vested and exercisable at March 31, 2010	3,722,575	$0.30	1.96	$22,571,127

A summary of the status of nonvested restricted stock activity for the three months ended March 31, 2010 is as follows:

	Number of	Weighted Average
	Restricted Stock	Grant-Date Fair
	Awards	Value Per Share

Nonvested at December 31, 2009	1,933,024	$3.89
Granted	41,400	4.75
Vested	(9,782)	3.35
Forfeited	(119,361)	4.02

Nonvested at March 31, 2010	1,845,281	$3.90

Expected to vest at March 31, 2010	1,004,990	$3.82

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense are as follows for the three months ended March 31:

	2010	2009
Cost of ratings and advisory revenue	$34,892	$27,315
Sales and marketing	147,222	105,863
Product development	30,949	28,069
General and administrative	158,744	84,967

Total stock-based compensation expense	$371,807	$246,214

NOTE 6 – EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	2010	2009
Numerator for both basic and diluted earnings per share:
Net income attributable to Health Grades, Inc.	$1,909,581	$1,636,222

Denominator:
Denominator for basic net income per common share—weighted average shares	28,071,348	27,228,819
Effect of dilutive securities:
Stock options, warrants and restricted stock awards	3,541,725	3,411,389

Denominator for diluted net income per common share—adjusted weighted average shares and assumed conversion	31,613,073	30,640,208

Net income per common share (basic)	$0.07	$0.06

Net income per common share (diluted)	$0.06	$0.05

For the three months ended March 31, 2010, the number of our common shares issued and outstanding increased by 247,218 shares due to the exercise of stock options, for which we received approximately $0.3 million in payment of the exercise price of the options. We also record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the awards. During the restriction period, a grantee may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote such shares, and some RSA holders have the right to receive any dividends or other distributions paid on such shares. For the three months ended March 31, 2010, our common shares issued and outstanding increased by 41,400 shares due to restricted stock awards. For the three months ended March 31, 2009, the number of our common shares issued and outstanding increased by 7,734 shares due to the exercise of stock options, for which we received approximately $10,000 in payment of the exercise price of the options. For the three months ended March 31, 2009, the number of our common shares issued and outstanding increased by 114,900 shares due to restricted stock awards.
7. COMMITMENTS AND CONTINGENCIES
In October 2008, we completed the acquisition of certain operating assets of Adviware Pty Ltd. (“Adviware”), a provider of medical and health information for consumers and health professionals via the websites www.WrongDiagnosis.com and www.CureResearch.com. This transaction was accounted for as a business combination. The purchase price was approximately $6.7 million, paid in cash, including direct transaction costs of approximately $0.5 million. For the year ended December 31, 2009, contingent consideration of approximately $0.9 million was earned by Adviware, which was paid in February 2010.

We are obligated to pay to Adviware contingent cash consideration of up to $1.2 million in 2010 based on certain future levels of page views and revenue targets. As the contingent payment is based on the achievement of performance targets, actual payments may be substantially lower. Future contingent payments will be recorded as goodwill when paid.
NOTE 8 – RELATED PARTY TRANSACTIONS
On March 17, 2009, Mats Wahlström was named a director of the Company. Mr. Wahlström is the Senior Advisor to the CEO and former co-CEO of Fresenius Medical Care North America (“FMCNA”) and former President and CEO of Fresenius Medical Services. We provide services to FMCNA pursuant to an Internet Agreement which became effective June 1, 2008. Under this agreement, FMCNA sponsors the physician-quality reports of all practicing nephrologists found on www.healthgrades.com. As consideration for the sponsorship, FMCNA pays us approximately $2.0 million annually. For the three months ended March 31, 2010 and 2009, we recognized approximately $500,000 and $515,000, respectively, of revenue in connection with the agreement.
NOTE 9 – SUBSEQUENT EVENTS
Indemnification of our Chief Executive Officer and Derivative Complaint
On April 15, 2010 the bonded amount was paid to Mr. Hicks. On May 6, 2010, the balance was collected by Mr. Hicks through writs of garnishment served in the Northern District of Ohio. For advancements made related to the judgment entered, we will receive in excess of $1.6 million from these proceeds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements in this section, including but not limited to statements concerning sufficiency of available funds, contingent consideration payable and exercises of stock options are “forward looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in forward looking statements as a result of various factors, including non-renewal or cancellation of contracts, changes in tax laws or regulations, failure to achieve anticipated revenue increases, unanticipated developments in litigation or arbitration, decline in our stock price, material changes in our balances of cash, cash equivalents and short-term investments and other factors discussed below and as referenced under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”). Furthermore, such forward looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward looking statements to reflect events or circumstances after the date of such statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on revenue growth and client retention, which we believe are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, reflected increased revenue in several Professional Services and Internet Business Group product areas. For our Professional Services business group, we continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”), Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs and maintained a high retention rate for existing clients. For our Internet Business Group, we have experienced significant growth as a result of increased traffic to our websites, which include www.healthgrades.com and www.WrongDiagnosis.com. The increase in traffic has led to increased revenue from internet advertising and our quality reports and associated subscription services for physicians and hospitals.
Professional Services
In the current economic environment, both our hospital clients and prospective clients are facing significant financial challenges. In a recent study published by a leading hospital association, 55% of all hospitals are experiencing a moderate to severe decrease in inpatient admissions and 59% are experiencing a moderate to severe decrease in elective procedures. The challenges hospitals are facing affect us through a lengthening of the sales cycle and through hospitals that would typically purchase our products choosing not to do so for budgetary reasons. We have begun to see some signs of a recovery as it relates to some hospitals. The annual contract value of new Professional Services sales for the three months ended March 31, 2010 was 50% greater than for the three months ended March 31, 2009.
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
For the three months ended March 31, 2010 and 2009, we retained or signed new contracts representing approximately 80% and 83%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates. For contracts that expired at the end of their three-year term, our retention rate is lower, especially with respect to our QAI clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during the three-year term, our price points for renewals may have increased significantly by the expiration of the contract.

Internet Business Group
Revenue from our Internet Business Group includes internet advertising and sponsorship, quality report sales, our Connecting PointTM and Patient Direct ConnectTM offerings and our quality information to employers, health plans and others. Our Connecting Point and Patient Direct Connect programs are designed to increase the efficiency and profitability of participating sponsoring entities and physicians through marketing and patient education. Revenue from our Internet Business Group is dependent upon the traffic and perception of our websites. We continue to add staff with knowledge in search engine optimization (“SEO”) and internet advertising. Our efforts have led to increased revenue from this increased traffic. Based on our internal sources, as of April 2010, we have approximately 21,000,000 unique visitors per month of combined traffic from our principal web properties, www.healthgrades.com and www.WrongDiagnosis.com. comScore, Inc., a global leader in measuring the digital world and the preferred source of digital marketing intelligence, ranked HealthGrades 5th in the health category for unique visitors in the month of April, 2010. This rank is determined according to comScore, Inc.’s Unified site measurement (formerly known as hybrid), which uses both the traditional panel of user measurement plus measurement tags we set on our pages.
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
RESULTS OF OPERATIONS
Ratings and Advisory Revenue Overview
Ratings and advisory revenue for the three months ended March 31, 2010 increased $2.5 million, or 20%, to $14.9 million from $12.4 million for the three months ended March 31, 2009. The revenue growth was driven by an increase of $2.1 million, or 47%, from our Internet Business Group compared to the three months ended March 31, 2009 and $0.4 million, or 5%, from our Professional Services business compared to the three months ended March 31, 2009.

	Three months ended
	March 31,
Product Area	2010	2009
Professional Services	$8,360,544	$7,955,493
Internet Business Group	6,504,791	4,428,390

Total Ratings and Advisory Revenue	$14,865,335	$12,383,883

We provide our ratings and advisory revenue information with respect to two business areas: Professional Services (previously referred to as Provider Services) and Internet Business Group. Our Professional Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes the sale of our quality reports and subscriptions to consumers, revenue from our Connecting Point and Patient Direct Connect programs and website advertising and sponsorship revenue. Beginning January 1, 2010, a former business area, Strategic Health Solutions, was combined with Internet Business Group revenue. This revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consulting firms, payers and others.
Professional Services
For the three months ended March 31, 2010, Professional Services revenue was $8.4 million, an increase of $0.4 million, or 5%, over the same period of 2009. This increase reflects increased revenue from both our marketing and quality improvement products. For the three months ended March 31, 2010 and 2009, 57% and 32%, respectively, of all new sales in Professional Services were to existing clients. For the three months ended March 31, 2010 and 2009, we retained or signed new contracts representing approximately 80% and 83%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.

Internet Business Group
For the three months ended March 31, 2010, Internet Business Group revenue was $6.5 million, an increase of $2.1 million, or 47%, over the same period of 2009. This increase in revenue is a result of strong growth in internet advertising and sponsorship revenue and sales of our new Patient Direct Connect product. For the three months ended March 31, 2010, our internet advertising and sponsorship revenue increased to $2.8 million, compared to $1.3 million for the three months ended March 31, 2009, due to an increase in unique visitors to our websites. Revenue from our Connecting Point and Patient Direct Connect programs increased $0.6 million to $2.1 million compared to $1.5 million in 2009, due principally to sales of the Patient Direct Connect product, which was launched in late 2009. Revenue from quality reports to consumers increased to $1.2 million for the three months March 31, 2010 compared to $1.1 million for the three months ended March 31, 2009, due mainly to sales of the Watchdog subscription service.
Cost of ratings and advisory revenue. For the three months ended March 31, 2010, cost of ratings and advisory revenue was $2.5 million, or 17% of ratings and advisory revenue, compared to $2.2 million, or 18% of ratings and advisory revenue, for the three months ended March 31, 2009. This increase is mainly due to increased personnel expenses. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due in part to the cost to acquire data remaining relatively flat. In addition, sales consultant costs have been relatively consistent while ratings and advisory revenue have increased. The decrease in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue also is a result of the change in revenue mix due to the growth in Internet Business Group revenue, which has a higher gross margin.
Sales and marketing expenses. Sales and marketing expenses for the three months ended March 31, 2010 were $3.4 million, or 23% of ratings and advisory revenue, compared to $3.0 million, or 24% of ratings and advisory revenue, for the three months ended March 31, 2009. The increase in sales and marketing expenses in the three months ended March 31, 2010 over the same period in 2009 is mainly due to the increase in personnel expenses related to our sales team and investments we have made in our advertising and sponsorship business. In addition, sales and marketing expenses increased to promote internet advertising on our websites at www.WrongDiagnosis.com.
Product development expenses. Product development expenses for the three months ended March 31, 2010 were $2.9 million, or 20% of ratings and advisory revenue. Product development costs were $2.2 million, or 17% of ratings and advisory revenue, for the three months ended March 31, 2009. This increase is principally due to additional personnel hired to support product development efforts, including both the improvement of existing products and the development of new product offerings. In particular, we added personnel to develop technology for website products and to support new product initiatives as a result of increased internet business demand. We also continue to invest in initiatives both to improve our existing data, and to bring new and actionable data to consumers. In addition, we continue to invest in the improvement of physician data. The physician data that we maintain relates to nearly 800,000 physicians. We continue to acquire new physician data and refine our data-matching process to improve both the impact and the accuracy of this information.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2010 were $3.0 million, or 20% of ratings and advisory revenue, compared to $2.5 million, or 20% of ratings and advisory revenue, for the three months ended March 31, 2009. This increase is principally due to additional personnel and software expenses.
Operating income. Operating income for the three months ended March 31, 2010 was $3.0 million, a $0.4 million increase, or 18%, over the three months ended March 31, 2009.
Noncontrolling interest. As of December 31, 2009, we dissolved Healthcare Credit Solutions LLC. The noncontrolling interest amount for the three months ended March 31, 2009 represents the noncontrolling member’s attributable share of the operating loss of Healthcare Credit Solutions LLC, which was $51,000.
Income taxes. Income taxes increased to $1.1 million for the three months ended March 31, 2010 from $0.9 million for the three months ended March 31, 2009. For the three months ended March 31, 2010 and 2009, our effective income tax rate was approximately 37%.
Net income attributable to Health Grades, Inc. As a result of the foregoing, net income attributable to Health Grades, Inc. for the three months ended March 31, 2010 was $1.9 million or $0.06 per diluted share, compared to $1.6 million or $0.05 per diluted share, for the three months ended March 31, 2009.

Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued guidance that significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. This guidance also addresses the effect of changes required by other guidance and concerns regarding the application of certain provisions related to accounting for variable interest entities, including concerns that the accounting and disclosures under the guidance does not always provide timely and useful information about an entity’s involvement in a variable interest entity. This guidance was effective for us on January 1, 2010. The application of this guidance did not have a material impact on our financial position, cash flows or operating results.
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
There were no other new accounting pronouncements issued during the three months ended March 31, 2010 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2010, we had $23.1 million in cash and cash equivalents, a 20% increase from the balance of $19.2 million as of December 31, 2009. The increase is due to $5.7 million of cash provided by operations, which was partially offset by $1.2 million used for purchases of property and equipment and $0.9 million of contingent consideration paid in February 2010 as part of our acquisition of the www.WrongDiagnosis.com website.
As of March 31, 2010, we had working capital of $7.6 million, an increase of $2.0 million from working capital of $5.6 million as of December 31, 2009. Included in current liabilities as of March 31, 2010 is $19.5 million in deferred revenue, which principally represents contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the revolving line of credit at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the Loan and Security Agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at May 10, 2010. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and maintain a certain level of operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. As of March 31, 2010, we had $0 outstanding on the line of credit and we were in compliance with all such covenants.
For the three months ended March 31, 2010, cash provided by operations was $5.7 million compared to $4.2 million for the three months ended March 31, 2009, an increase of $1.5 million. Net cash flow used in investing activities was $2.1 million for the three months ended March 31, 2010, compared to $0.7 million for the three months ended March 31, 2009, an increase of cash used of $1.4 million. In February 2010, we paid contingent consideration of $0.9 million to Adviware Ltd Pty, which was accrued at December 31, 2009. During the three months ended March 31, 2010, we incurred $1.2 million in capital expenditures, compared to $0.7 million for the three months ended March 31, 2009. The majority of these expenditures were for the purchase and development of computer hardware and software. We anticipate that our total 2010 capital expenditures will be between $3.0 million and $3.5 million, mainly consisting of computer hardware and software. We expect to fund all capital expenditures through operations.
For the three months ended March 31, 2010, net cash flow provided by financing activities was $0.3 million, compared to $1,000 for the three months ended March 31, 2009. During the three months ended March 31, 2010, the number of issued and outstanding shares of our common stock increased by 247,218 shares due to the exercise of stock options by our employees. We received $0.3 million in cash from the exercise of these stock options. As of March 31, 2010, there are outstanding options to purchase approximately 3.7 million shares of our common stock at a weighted average exercise price of $0.30 per share. Therefore, we anticipate that additional options will be exercised.

We are obligated to pay additional contingent consideration to Adviware with respect to the acquisition of the websites www.WrongDiagnosis.com and www.CureResearch.com of up to $1.2 million in 2010 based on levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid. The maximum payment for page views in 2010 is $0.6 million, and the maximum payment for revenue is $0.6 million. As of December 31, 2009, we accrued $0.9 million of contingent consideration obligation for targets achieved in 2009. This amount was paid in February 2010. As of March 31, 2010, no amounts related to 2010 contingent consideration have been earned or accrued.
We anticipate that we have sufficient funds available to support ongoing operations at their current level. As noted above, upon execution of our SQI, SQP and QAI agreements, we typically receive a non-refundable payment for the first year of the contract term (which is typically three years, subject to a cancellation right that may be exercised by either the client or us on each annual anniversary date, with certain exceptions). We record the cash payment as deferred revenue, which is a current liability on our balance sheet that is then amortized to revenue on a straight-line basis over the first year of the term. Annual renewal payments, which are made in advance of the year to which the payment relates, are treated in the same manner during each of the following two years. As a result, our operating cash flow is substantially dependent upon our ability to continue to sign new agreements and to continue to maintain a high rate of client retention. Our current operating plan includes growth in new sales from these agreements. A significant failure to achieve sales targets in the plan would have a material negative impact on our financial position and cash flow.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary objective of our investment activities is to preserve principal, maintain substantial liquidity and achieve an acceptable rate of return. We seek to achieve this objective through an investment policy that establishes guidelines of eligible types of securities and credit requirements for each investment.
We maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of March 31, 2010, our total investment in these accounts amounted to $18.4 million. This amount is included in cash and cash equivalents on our consolidated balance sheets. For the three months ended March 31, 2010, interest earned on these accounts was $209.
We have not utilized derivative financial instruments in our investment portfolio and are not subject to interest rate risks on any currently outstanding borrowings.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2010.
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
Reference is made to the disclosure in Note 4 (Legal Proceedings) of the notes to the condensed consolidated financial statements contained in this report relating to the indemnification of our Chief Executive Officer and the derivative action brought by Daniel C. Cadle in December 2006.

Gotham/Primarius Complaint
Reference is made to the disclosure in Note 4 (Legal Proceedings) of the notes to the condensed consolidated financial statements contained in this report relating to the Gotham/Primarius litigation.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer to our Form 10-K for the year ended December 31, 2009 for information concerning risks and uncertainties that could negatively impact us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the stock repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the stock repurchase program, purchases may be made at management’s discretion from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During the three months ended March 31, 2010, we did not repurchase any shares of our common stock under the stock repurchase program. From the inception of the repurchase program through March 31, 2010, we have repurchased 4,242,202 shares of our common stock at an average purchase price per share of $4.61, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936.
The following chart provides information regarding common stock purchases by us for the three months ended March 31, 2010.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs
January 1, 2010 through January 31, 2010	1,120	$4.29	—	757,798
February 1, 2010 through February 28, 2010	817	4.43	—	757,798
March 1, 2010 through March 31, 2010	566	5.34	—	757,798

Total	2,503	$4.57	—	757,798

(1)	Shares purchased represent shares withheld to cover employee payroll taxes associated with the vesting of restricted stock awards.

ITEM 6.	EXHIBITS

Exhibits –

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004) filed on May 2, 2005.

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibits –

31.1 +	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(a).

31.2+	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(a).

32.1+	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d–14(b).

32.2+	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d–14(b).

+	Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: May 10, 2010	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President / CFO