Form 10-Q
period 2010-06-30
HEALTH GRADES INC
filed 2010-08-09
CIK 1027915

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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
On August 1, 2010, 30,534,150 shares of the registrant’s common stock, $.001 par value, were outstanding.

Health Grades, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Health Grades, Inc.
Condensed Consolidated Balance Sheets

	JUNE 30,	DECEMBER 31,
	2010	2009
	(Unaudited)

ASSETS
Cash and cash equivalents	$24,633,995	$19,160,529
Accounts receivable, net	7,652,250	11,389,295
Prepaid income taxes	—	93,451
Deferred income taxes	—	68,416
Prepaid expenses and other	2,186,672	1,923,000

Total current assets	34,472,917	32,634,691

Property and equipment, net	3,841,646	3,214,974
Intangible assets, net	417,503	481,102
Goodwill	10,015,770	10,015,770
Deferred income taxes	790,369	531,401

Total assets	$49,538,205	$46,877,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$367,529	$208,437
Accrued payroll, incentive compensation and related expenses	3,775,116	4,199,848
Accrued expenses	1,219,598	2,143,317
Current portion of capital lease obligations	—	984
Current portion of deferred rent	168,589	254,797
Deferred revenue	17,064,812	20,249,062
Income taxes payable	401,202	—
Deferred income taxes	404,293	—

Total current liabilities	23,401,139	27,056,445

Long-term portion of deferred rent	167,221	36,427

Total liabilities	23,568,360	27,092,872

Commitments and contingencies (See Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value, 2,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 54,706,459 and 54,137,333 shares issued as of June 30, 2010 and December 31, 2009, respectively	54,706	54,137
Additional paid-in capital	101,556,761	100,415,961
Accumulated deficit	(41,831,709)	(46,923,476)
Treasury stock, 24,623,186 and 24,418,730 shares as of June 30, 2010 and December 31, 2009, respectively	(33,809,913)	(33,761,556)

Total stockholders’ equity	25,969,845	19,785,066

Total liabilities and stockholders’ equity	$49,538,205	$46,877,938

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
Revenue:
Ratings and advisory revenue	$15,632,697	$12,476,011	$30,498,032	$24,859,894
Other	650	6,012	22,799	11,025

Total revenue	15,633,347	12,482,023	30,520,831	24,870,919

Expenses:
Cost of ratings and advisory revenue	2,880,082	2,137,808	5,415,155	4,333,596

Gross margin	12,753,265	10,344,215	25,105,676	20,537,323

Operating expenses:
Sales and marketing	3,171,659	2,759,313	6,603,435	5,768,200
Product development	2,960,992	2,245,227	5,886,373	4,396,633
General and administrative	3,069,775	2,687,349	6,094,569	5,195,613

Income from operations	3,550,839	2,652,326	6,521,299	5,176,877

Other:
Other income	1,504,551	—	1,527,551	—
Interest income	703	6,598	912	13,677
Interest expense	(3)	(545)	(15)	(612)
Equity earnings of investment	30,000	34,000	64,000	34,000

Income before income taxes	5,086,090	2,692,379	8,113,747	5,223,942
Income tax expense	1,903,904	1,044,889	3,021,980	1,990,938

Net income	3,182,186	1,647,490	5,091,767	3,233,004
Net loss attributable to the noncontrolling interest	—	83,959	—	134,667

Net income attributable to Health Grades, Inc.	$3,182,186	$1,731,449	$5,091,767	$3,367,671

Net income per common share (basic)	$0.11	$0.06	$0.18	$0.12

Weighted average number of common shares used in computation (basic)	28,138,470	27,620,616	28,105,096	27,425,797

Net income per common share (diluted)	$0.10	$0.06	$0.16	$0.11

Weighted average number of common shares used in computation (diluted)	31,754,773	31,075,566	31,692,304	30,878,668

See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2010	2009
OPERATING ACTIVITIES
Net income	$5,091,767	$3,367,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	947,908	850,724
Bad debt expense	72,064	86,246
Non-cash stock-based compensation expense	763,364	509,957
Tax benefit from stock option exercise	(46,306)	(213,800)
Deferred income taxes	213,741	(212,726)
Noncontrolling interest	—	(134,667)
Change in operating assets and liabilities:
Accounts receivable	3,664,981	3,600,794
Prepaid expenses and other assets	(263,672)	65,658
Accounts payable	159,092	45,410
Accrued payroll, incentive compensation and related expenses	(424,732)	(922,695)
Accrued expenses	207,364	(75,770)
Income taxes payable	522,219	649,673
Deferred revenue	(3,184,250)	(4,641,644)
Deferred rent	44,586	24,610

Net cash provided by operating activities	7,768,126	2,999,441

INVESTING ACTIVITIES
Purchase of property and equipment	(1,731,084)	(1,139,621)
Business acquisition costs	(910,980)	(730)

Net cash used in investing activities	(2,642,064)	(1,140,351)

FINANCING ACTIVITIES
Payments under capital lease obligations	(984)	(751)
Excess tax benefits from stock-based payment arrangements	46,306	213,800
Exercise of common stock options	350,439	340,537
Purchase of treasury stock	(48,357)	(7,187)

Net cash provided by financing activities	347,404	546,399

Net increase in cash and cash equivalents	5,473,466	2,405,489
Cash and cash equivalents at beginning of period	19,160,529	11,327,741

Cash and cash equivalents at end of period	$24,633,995	$13,733,230

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$12	$612
Income tax paid	$2,288,902	$1,562,282

NON CASH FINANCING AND INVESTING ACTIVITIES
Property and equipment included in accrued expenses	$187,803	$111,818
Data acquired with stock warrants	$—	$100,000
See accompanying notes to condensed consolidated financial statements.

Health Grades, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Health Grades, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods reported herein. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, or ASU, No. 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level I and Level II and the reasons for such transfers, the reasons for any transfers in or out of Level III, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level II and Level III measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on our consolidated financial position or results of operations.
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

NOTE 2 — INTERNALLY DEVELOPED SOFTWARE
We capitalize certain costs associated with the implementation of software developed for internal use and costs incurred during the application development stage (such as software configuration and interfaces, coding, installation to hardware and testing) for certain software applications we build. Costs capitalized consist of employee salaries and benefits, consulting fees and other costs allocated to the implementation project. We capitalize application development costs until the projects are substantially complete and ready for their intended use (after all substantial testing is completed). We capitalized approximately $456,000 and $559,000 of software development costs incurred during the six months ended June 30, 2010 and 2009, respectively, related to certain applications developed for internal use. As the applications become ready for their intended use and are placed into service, we begin to amortize the costs over the useful life of the applications, which we expect to be three years. Amortization expense related to internally developed software for the three and six months ended June 30, 2010 was approximately $179,000 and $326,000, respectively, and approximately $148,000 and $292,000 for the three and six months ended June 30, 2009, respectively.
NOTE 3 — LINE OF CREDIT
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the line of credit facility at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at June 30, 2010. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and maintaining of a certain level of operating income. In addition, the line of credit contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. As of June 30, 2010, we were in compliance with all covenants and obligations and had $0 outstanding on the line of credit.
NOTE 4 — LEGAL PROCEEDINGS
Indemnification of our Chief Executive Officer and Derivative Complaint
For the six months ended June 30, 2010, we provided indemnification to our Chief Executive Officer, Kerry R. Hicks, for legal fees totaling approximately $250,000. The legal proceedings arose from loans that Mr. Hicks and three other executive officers provided to us in December 1999 in the amount of $3,350,000 (including $2,000,000 individually loaned by Mr. Hicks). These loans enabled us to purchase in December 1999 a minority interest in an internet healthcare rating business that has become our current healthcare provider rating and advisory services business. This purchase was critical to our business because we had agreed with the minority interest holder that if we failed to purchase the holder’s interest by December 31, 1999, we would relinquish control and majority ownership to the holder. In March 2000, the executive officers converted our obligations to them (including the $2,000,000 owed to Mr. Hicks) into our equity securities in order to induce several private investors to invest an aggregate of $14,800,000 in our equity securities.
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
This arbitration award, like the two prior arbitration awards entered in favor of Mr. Hicks, will be subject to the confirmation process. Mr. Hicks filed a motion to confirm the arbitration award on March 22, 2010. On May 18, 2010, Daniel C. Cadle filed a motion to vacate the arbitration award. Both motions are now ripe for decision.

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
On December 7, 2009, the 10th Circuit Court of Appeals affirmed the District Court’s entry of judgment in favor of Mr. Hicks and further ordered that he be awarded approximately $400,000 in post-award, pre-judgment interest. The collection agency parties thereafter sought further review before the 10th Circuit, which was rejected by order dated February 8, 2010. On February 18, 2010, the U. S. District Court amended its judgment to include the award of post-award, pre-judgment interest, making the total judgment slightly in excess of $2.7 million. On June 7, 2010, the collection agency parties filed a petition seeking review by the United States Supreme Court. Mr. Hicks opposed further review. The petition is pending.
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
On April 15, 2010 the bonded amount was paid to Mr. Hicks. On May 6, 2010, the balance was collected by Mr. Hicks through writs of garnishment served in the Northern District of Ohio. For advancements made related to the judgment entered, we received in excess of $1.6 million from these proceeds.

Gotham/Primarius Complaint
In March 2007, Gotham Holdings, LP, Primarius Partners LP, Primarius Offshore Partners LTD., Primarius Focus LP, and Primarius China Fund LP commenced an action in the United States District Court, Southern District of New York against us, MDB Capital Group (“MDB”), and Essex Woodlands Health Ventures (“Essex”). Subsequently, the complaint was amended (a) to add Willow Creek Capital Partners, LP, Willow Creek Capital Partners II, LP, and Willow Creek Offshore, Ltd. as plaintiffs (together with the initial plaintiffs, the “Plaintiffs”) and (b) to add Kerry Hicks, our Chief Executive Officer, as a defendant. The case relates to sales made by Essex in December 2005 and February 2006 of approximately 9.1 million shares of our common stock to a number of investors, including the Plaintiffs. These sales occurred under a registration statement that we initially filed with the Securities and Exchange Commission in May 2005. Essex engaged a broker, MDB, in connection with the sales. We did not receive any proceeds from these sales.
The Plaintiffs entered into settlements with MDB and Essex in October 2007 and March 2008, respectively. After we and the Plaintiffs exchanged documents and we took depositions of representatives of two of the three groups of hedge fund plaintiffs, a Magistrate Judge conducted a mediation conference on May 17, 2010. This conference did not result in a resolution of the lawsuit.
Following subsequent discussions, the Plaintiffs, we, and Mr. Hicks entered into a settlement of the dispute as of June 30, 2010. Pursuant to the settlement agreement, the Plaintiffs agreed to dismiss their claims against us and Mr. Hicks with prejudice, without any payment by or on behalf of either us or Mr. Hicks. The parties filed a stipulation of dismissal with the court on July 2, 2010, thus ending the litigation.
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In the opinion of management, these other actions are unlikely to materially affect our financial position.
NOTE 5 — COMMON STOCK
Equity Compensation Plan
A summary of stock option activity for the six months ended June 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at December 31, 2009	3,977,293	$0.36
Granted	—	—
Exercised	(281,626)	1.24
Forfeited	(7,500)	4.61
Expired	—	—

Outstanding at June 30, 2010	3,688,167	$0.28	1.69	$21,096,128

Vested and exercisable at June 30, 2010	3,688,167	$0.28	1.69	$21,096,128

A summary of the status of nonvested restricted stock activity for the six months ended June 30, 2010 is as follows:

	Number of	Weighted Average
	Restricted Stock	Grant-Date Fair
	Awards	Value Per Share

Nonvested at December 31, 2009	1,933,024	$3.89
Granted	287,500	6.08
Vested	(31,328)	3.22
Forfeited	(196,549)	3.77

Nonvested at June 30, 2010	1,992,647	$4.23

Expected to vest at June 30, 2010	1,281,443	$4.15

Stock-Based Compensation Expense
The impact on our results of operations of recording stock-based compensation expense are as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of ratings and advisory revenue	$47,670	$27,324	$82,561	$54,638
Sales and marketing	147,883	114,555	295,105	220,418
Product development	33,057	29,230	64,007	57,300
General and administrative	162,947	92,634	321,691	177,601

Total stock-based compensation expense	$391,557	$263,743	$763,364	$509,957

NOTE 6 — EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for both basic and diluted earnings per share:
Net income	$3,182,186	$1,731,449	$5,091,767	$3,367,671

Denominator:
Denominator for basic net income per common share—weighted average shares	28,138,470	27,620,616	28,105,096	27,425,797
Effect of dilutive securities:
Stock options and restricted stock awards	3,616,303	3,454,950	3,587,208	3,452,871

Denominator for diluted net income per common share—adjusted weighted average shares	31,754,773	31,075,566	31,692,304	30,878,668

Net income per common share (basic)	$0.11	$0.06	$0.18	$0.12

Net income per common share (diluted)	$0.10	$0.06	$0.16	$0.11

For the three and six months ended June 30, 2010, the number of our issued and outstanding shares of common stock increased by 34,408 and 281,626 shares, respectively, due to the exercise of stock options. For the three and six months ended June 30, 2010, we received approximately $0.1 million and $0.4 million, respectively, in payment of the exercise price of the options. We record restricted stock awards (“RSAs”) as common stock issued and outstanding upon grant of the awards. During the restriction period, a grantee of an RSA may not sell, assign, transfer, pledge or otherwise dispose of the award, but has the right to vote such shares. Some RSA holders have the right to receive any dividends or other distributions paid on such shares. For the three and six months ended June 30, 2010, our common shares issued and outstanding increased by 241,100 and 287,500 shares, respectively, due to grants of RSAs, respectively. During the three and six months ended June 30, 2009, the number of our issued and outstanding shares of common stock increased by 501,500 and 509,234 shares, respectively, due to the exercise of stock options. For the three and six months ended June 30, 2009, we received approximately $0.3 million during those periods, in payment of the exercise price of the options. For the three and six months ended June 30, 2009, the number of our common shares issued and outstanding increased by 241,600 and 356,500 shares, respectively, due to grants of RSAs.

NOTE 7 — COMMITMENTS AND CONTINGENCIES
Adviware Contingent Consideration
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
The Asset Purchase Agreement with Adviware (the “Agreement”) contains a change of control provision. Under the Agreement, upon a Change of Control of the Company, as defined in the Agreement, the entire amount of the contingent cash consideration for the second year of the earn-out period, $1.2 million, will be immediately due and payable to Adviware. As more fully described in Note 9 — Subsequent Events, we currently anticipate that a Change of Control will occur upon the Acceptance Time, as defined in the Agreement and Plan of Merger by and between the Company and subsidiaries of Vestar Capital Partners V, L.P. We currently expect Acceptance Time to be on or about September 9, 2010.
Operating Lease
On June 17, 2010, we entered into a lease agreement with LBA Realty Fund III for our new corporate headquarters located at 999 18th Street, Denver, Colorado. Under the terms of the lease agreement, we will lease approximately 87,000 square feet of general office space. The lease term will commence on December 13, 2010 and continue through March 31, 2019, with certain options to renew for additional periods ranging from five to fourteen years, at then-current market rates.
In accordance with the lease agreement, we agreed to deposit a letter of credit with the landlord in the amount of approximately $1.9 million within 60 days of lease execution to secure lease payments for the first eighteen months of the lease term.
NOTE 8 — RELATED PARTY TRANSACTIONS
On March 17, 2009, Mats Wahlström was named a director of the Company. Mr. Wahlström was co-CEO of Fresenius Medical Care North America (“FMCNA”) and President and CEO of Fresenius Medical Services through December 31, 2009. Mr. Wahlström currently serves part time as a Senior Advisor to the CEO and Chairman of the Management Board of Fresenius Medical Care. We provide services to FMCNA pursuant to an Internet Agreement (the “Agreement”) which became effective June 1, 2008. Under the Agreement, FMCNA sponsors the physician-quality reports of all of its practicing nephrologists found on www.healthgrades.com, and pays the Company approximately $1.9 million annually. For the three and six months ended June 30, 2010 and 2009, we recognized approximately $0.5 million and $1.0 million, respectively, of revenue in connection with the Agreement.
NOTE 9 — SUBSEQUENT EVENTS
Asset Purchase of HealthWorldWeb
On July 12, 2010, the Company completed the acquisition of certain assets of HealthWorldWeb, an internet-based social decision platform related to the medical and healthcare industry. The purchase consisted principally of a technology platform including community tools, content syndication, semantic search and a proprietary recommendation engine. The consideration paid for the assets consists of an upfront cash payment of $750,000 and contingent consideration with an aggregate potential payout of $1.5 million. Contingent consideration is payable up to $50,000 for 2010, $650,000 for 2011 and $800,000 for 2012 based upon certain levels of page views targets.
Under the acquisition method of accounting, the Company expects to allocate the fair value of the total consideration transferred to the identifiable intangible assets acquired based on their estimated fair values on the date of acquisition. We did not acquire any tangible assets from HealthWorldWeb. The fair values assigned to identifiable intangible assets acquired are based on estimates and assumptions determined by management. The Company will record the excess consideration over the aggregate fair value of intangible assets as goodwill. Using information available to us at the close of the acquisition, the Company expects to allocate approximately $0.5 million to identifiable intangible assets that will be amortized over a useful life of 2-5 years. The Company expects to record the excess consideration of approximately $0.8 million as goodwill, which is not deductible for income tax purposes. Goodwill is attributable to estimated synergies arising from the acquisition and other intangible assets that do not qualify for separate recognition.

Agreement of Healthgrades to be Acquired by Vestar Capital Partners
On July 27, 2010, we and affiliates of Vestar Capital Partners V, L.P. (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence a cash tender offer to acquire all of the shares of our common stock (the “Offer”) for a purchase price of $8.20 per share in cash (the “Offer Price”). Purchaser has agreed to commence the Offer within 10 business days after July 27, 2010.
The Merger Agreement provides that, following the consummation of the Offer, a wholly owned subsidiary of Purchaser will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Purchaser. In the Merger, each outstanding share of our common stock (other than treasury shares, shares held by Purchaser or any of its wholly owned subsidiaries, or as to which dissenters’ rights have been properly exercised) will be converted into the right to receive the Offer Price. The consummation of the Offer and Merger is subject to certain closing conditions.
In addition, the Merger Agreement contains customary representations, warranties and covenants of the parties. We have agreed to operate our business in the ordinary course until the effective time of the Merger. We also agreed to refrain from engaging in certain activities. In addition, under the terms of the Merger Agreement, we agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for us to respond to and support unsolicited proposals and to otherwise act in accordance with the exercise of the fiduciary duties of the Board of Directors. We will be obligated to pay a termination fee of $9.55 million to Purchaser upon certain termination events.
Amendments to Restricted Stock Agreements
On July 27, 2010, prior to the execution of the Merger Agreement, the Company entered into amendments to the restricted stock agreements between the Company and the following HealthGrades executives: Kerry Hicks, Allen Dodge, Wes Crews, David Hicks and Andrea Pearson (“Grantees”) to (i) modify the definition of “change in control” in the restricted stock agreements so that a change in control will be deemed to have occurred immediately prior to the acceptance time of the offer rather than upon the commencement of the Offer, and (ii) restrict the application of the reductions relating to “Excess Parachute Payments” under Section 280G of the Internal Revenue Code of 1986, as amended so that such reductions will apply only to those situations in which the reductions will be beneficial to the Grantees on an after-tax basis.
Class Action Complaint
On July 30, 2010, a putative shareholder class action suit styled as Reginald W. Harris v. Vestar Capital Partners V, L.P., et al., Case No. 10-cv-3627  and on August 4, 2010 a putative shareholder class action suit styled Medford Bragg v. Kerry R. Hicks, et al., Case No. 10-cv-3705 were filed in the District Court of Colorado in Jefferson County against Health Grades’ Chief Executive Officer and Chairman of the Board and the other members of the Health Grades’ Board  of Directors (the “Individual Defendants”), Health Grades, and Vestar.  The complaints generally allege that the Individual Defendants breached their fiduciary duties by failing to maximize stockholder value in negotiating and approving the Merger Agreement. In that regard, the complaints include, among other things, allegations that the consideration to be received by Health Grades’ shareholders is unfair and inadequate; that the proposed transaction employs a process which is unfair and inadequate and which has not been designed to maximize stockholder value; that the Merger Agreement includes inappropriate “no shop,” “standstill,” and termination fee provisions; that the defendants are attempting to circumvent the requirement of a shareholder vote through a “Top Up Option”, that Health Grades’ Board may consider alternatives to the transaction but only under a limited set of circumstances, and that the combined effect of these provisions is to foreclose potential alternative bidders. The complaints also allege that Vestar aided and abetted these alleged breaches of fiduciary duties.   The complaints seek class certification, certain forms of injunctive relief, including enjoining the Merger, rescinding the Merger, unspecified damages, and payment of plaintiff’s attorney’s costs and fees. Heath Grades and the other defendants have not yet responded to the complaints.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements in this section contain forward-looking statements, including those relating to the anticipated acquisition of HealthGrades by an affiliate of Vestar. These forward-looking statements may be identified by words such as “anticipate,” “expect,” “suggest,” “plan,” “believe,” “intend,” “estimate,” “target,” “project,” “could,” “should,” “may,” “will,” “would,” “continue,” and other similar expressions. Each of these forward-looking statements involves risks and uncertainties. Actual results or developments may differ materially from those, express or implied, in these forward-looking statements. Various factors may cause differences between current expectations and actual results or developments, including risks and uncertainties associated with the anticipated acquisition. These risks and uncertainties associated include, among others, uncertainties as to how many of HealthGrades’ stockholders will tender their shares pursuant to the Offer, the risk that competing offers will be made, and the possibility that various closing conditions to the Offer or the subsequent Merger may not be satisfied or waived, and the risk that stockholder litigation in connection with the Offer and subsequent merger may result in significant costs of defense, indemnification and liability. Other factors that may cause HealthGrades’ actual results or developments to differ materially from those expressed or implied in the forward-looking statements in this press release are discussed in HealthGrades’ filings with the Securities and Exchange Commission (“SEC”), including the “Risk Factors” sections of HealthGrades’ reports on Form 10-K and Form 10-Q filed with the SEC. All forward-looking statements in this announcement are qualified in their entirety by this cautionary statement. HealthGrades does not undertake to update its forward-looking statements.
OVERVIEW
In evaluating our financial results and financial condition, management has focused principally on revenue growth and client retention, which we believe are key factors affecting both our results of operations and our cash flow from operations. Our increased revenue for the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, reflected increased revenue in several Professional Services and Internet Business Group product areas. For our Professional Services business group, we continued adding new hospital clients to our Strategic Quality Partnership (“SQP”), Strategic Quality Initiative (“SQI”), Quality Assessment (“QA”) and Quality Assessment and Improvement (“QAI”) programs and maintained a high retention rate for existing clients. For our Internet Business Group, we have experienced significant growth as a result of increased traffic to our websites, which include www.healthgrades.com and www.WrongDiagnosis.com. The increase in traffic has led to increased revenue from internet advertising and our quality reports and associated subscription services for physicians and hospitals.
Agreement of Healthgrades to be Acquired by Vestar Capital Partners
On July 27, 2010, we and affiliates of Vestar Capital Partners V, L.P. (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence a cash tender offer to acquire all of the shares of our common stock (the “Offer”) for a purchase price of $8.20 per share in cash (the “Offer Price”). Purchaser has agreed to commence the Offer within 10 business days after July 27, 2010.
The Merger Agreement provides that, following the consummation of the Offer, a wholly owned subsidiary of Purchaser will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Purchaser. In the Merger, each outstanding share of our common stock (other than treasury shares, shares held by Purchaser or any of its wholly owned subsidiaries, or as to which dissenters’ rights have been properly exercised) will be converted into the right to receive the Offer Price. The consummation of the Offer and Merger is subject to certain closing conditions.
In addition, the Merger Agreement contains customary representations, warranties and covenants of the parties. We have agreed to operate our business in the ordinary course until the effective time of the Merger. We also agreed to refrain from engaging in certain activities. In addition, under the terms of the Merger Agreement, we agreed not to solicit or support any alternative acquisition proposals, subject to customary exceptions for us to respond to and support unsolicited proposals and to otherwise act in accordance with the exercise of the fiduciary duties of the Board of Directors. We will be obligated to pay a termination fee of $9.55 million to Purchaser upon certain termination events.
Professional Services
In the current economic environment, both our hospital clients and prospective clients are facing significant financial challenges. In a study published by a leading hospital association, 55% of all hospitals are experiencing a moderate to severe decrease in inpatient admissions and 59% are experiencing a moderate to severe decrease in elective procedures. The challenges hospitals are facing affect us through a lengthening of the sales cycle and through hospitals that would typically purchase our products choosing not to do so for budgetary reasons. We have begun to see some signs of a recovery as it relates to some hospitals. The annual contract value of new Professional Services sales for the three and six months ended June 30, 2010 was 46% and 56% greater than for the three and six months ended June 30, 2009, respectively.

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
For the six months ended June 30, 2010 and 2009, we retained or signed new contracts representing approximately 77% and 76%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates. For contracts that expired at the end of their three-year term, our retention rate is lower, especially with respect to our QAI clients, than our retention rate for contracts at their first or second anniversary dates, when hospitals may exercise their cancellation option. Some of our QAI clients view a three-year term as the culmination of their improvement efforts rather than a starting point. The increase in our contract prices over the last several years also has caused some hospitals to decline renewal. Because we give our clients a fixed annual contract price during the three-year term, our price points for renewals may have increased significantly by the expiration of the contract.
Internet Business Group
Revenue from our Internet Business Group includes internet advertising and sponsorship, quality report sales, our Connecting PointTM and Patient Direct ConnectTM offerings and our quality information to employers, health plans and others. Our Connecting Point and Patient Direct Connect programs are designed to increase the efficiency and profitability of participating sponsoring entities and physicians through marketing and patient education. Revenue from our Internet Business Group is dependent upon the traffic and perception of our websites. We continue to add staff with knowledge in search engine optimization (“SEO”) and internet advertising. Our efforts have led to increased revenue from this increased traffic. Based on our internal sources, as of July 2010, we have approximately 21 million unique visitors per month of combined traffic from our principal web properties, www.healthgrades.com and www.WrongDiagnosis.com. comScore, Inc., a global leader in measuring the digital world and the preferred source of digital marketing intelligence, ranked HealthGrades seventh in the health category for unique visitors in the month of July, 2010. This rank is determined according to comScore, Inc.’s Unified site measurement (formerly known as hybrid), which uses both the traditional panel of user measurement plus measurement tags we set on our pages.
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
RESULTS OF OPERATIONS
Ratings and Advisory Revenue Overview
Ratings and advisory revenue for the three months ended June 30, 2010 increased $3.2 million, or 25%, to $15.6 million from $12.5 million over the three months ended June 30, 2009. For the six months ended June 30, 2010, ratings and advisory revenue increased $5.6 million, or 23%, to $30.5 million from $24.9 million over the six months ended June 30, 2009. The revenue growth was driven by an increase in our Professional Services and Internet Business Group products. For the three and six months ended June 30, 2010, Professional Services revenue increased $0.8 million and $1.2 million, respectively, compared to the same periods ended June 30, 2009. For the three and six months ended June 30, 2010, Internet Business Group revenue increased $2.4 million and $4.4 million, respectively, compared to the same periods ended June 30, 2009.

	Three months ended		Six months ended
	June 30,		June 30,
Product Area	2010	2009	2010	2009
Professional Services	$8,610,960	$7,808,106	$16,971,503	$15,763,599
Internet Business Group	7,021,737	4,667,905	13,526,529	9,096,295

Total Ratings and Advisory Revenue	$15,632,697	$12,476,011	$30,498,032	$24,859,894

We provide our ratings and advisory revenue information with respect to two business areas: Professional Services (previously referred to as Provider Services) and Internet Business Group. Our Professional Services revenue includes sales of marketing products (SQI and SQP) and quality improvement products (QA and QAI), as well as revenue from our consultant-reimbursed travel. Our Internet Business Group revenue includes internet advertising and sponsorship revenue, the sale of our quality reports and subscriptions to consumers and revenue from our Connecting Point and Patient Direct Connect programs. Beginning January 1, 2010, our Strategic Health Solutions revenue was combined with Internet Business Group revenue. This revenue includes sales of our quality information through our HealthGrades Health Management Suite to employers, benefit consulting firms, payers and others.
Professional Services
For the three months ended June 30, 2010, Professional Services revenue was $8.6 million, an increase of $0.8 million, or 10%, over the same period of 2009. For the six months ended June 30, 2010, Professional Services revenue was $17.0 million, an increase of $1.2 million, or 8%, over the same period of 2009. These increases reflect increased revenue from both our marketing and quality improvement products. For the six months ended June 30, 2010 and 2009, 52% and 36%, respectively, of all new sales in Professional Services were to existing clients. For the three months ended June 30, 2010 and 2009, we retained or signed new contracts representing approximately 77% and 76%, respectively, of the annual contract value of hospitals whose contracts had first or second year anniversary dates.
Internet Business Group
For the three months ended June 30, 2010, Internet Business Group revenue was $7.0 million, an increase of $2.4 million, or 50%, over the same period of 2009. For the six months ended June 30, 2010, Internet Business Group revenue was $13.5 million, an increase of $4.4 million, or 49%, over the same period of 2009. This increase in revenue is a result of strong growth in internet advertising and sponsorship revenue and sales of our new Patient Direct Connect product. For the three and six months ended June 30, 2010, our internet advertising and sponsorship revenue increased to $2.8 million and $5.6 million compared to $1.4 million and $2.7 million for the three and six months ended June 30, 2009, respectively, due to an increase in unique visitors to our websites. For the three and six months ended June 30, 2010, revenue from our Connecting Point and Patient Direct Connect programs increased to $2.7 million and $4.8 million compared to $1.5 million and $3.0 million in 2009, respectively, due principally to sales of the Patient Direct Connect product, which was launched in late 2009. Revenue from quality reports to consumers decreased to $1.0 million and $2.2 million for the three and six months ended June 30, 2010 compared to $1.1 million and $2.2 million for the three and six months ended June 30, 2009, respectively. The decrease in revenue from quality reports to consumers is a result of our continuing advancement toward providing more information free to consumers on our website properties.
Cost of ratings and advisory revenue. For the three and six months ended June 30, 2010, cost of ratings and advisory revenue was $2.9 million and $5.4 million, or 18% of ratings and advisory revenue, compared to $2.1 million and $4.3 million, or 17% of ratings and advisory revenue, for the three and six months ended June 30, 2009, respectively. The increase in cost of ratings and advisory revenue as a percentage of ratings and advisory revenue is due in part to the cost to acquire data and increased personnel expenses.
Sales and marketing costs. Sales and marketing costs for the three and six months ended June 30, 2010 were $3.2 million and $6.6 million, or 20% and 22%, respectively, of ratings and advisory revenue. Sales and marketing costs were $2.8 million and $5.8 million, or 22% and 23%, respectively, of ratings and advisory revenue, for the three and six months ended June 30, 2009. The increase in sales and marketing costs in the three and six months ended June 30, 2010 over the same periods in 2009 is mainly due to the increase in personnel expenses related to our sales team and investments we have made in our advertising and sponsorship business. In addition, sales and marketing expenses increased to promote internet advertising on our website at www.WrongDiagnosis.com.

Product development costs. Product development costs for the three and six months ended June 30, 2010 were $3.0 million and $5.9 million, or 19% of ratings and advisory revenue. Product development costs were $2.2 million and $4.4 million, or 18% of ratings and advisory revenue, for the three and six months ended June 30, 2009, respectively. This increase is principally due to additional personnel hired to support product development efforts, including both the improvement of existing products and the development of new product offerings. In particular, we added personnel to develop technology for website products and to support new product initiatives as a result of increased internet business demand. We also continue to invest in initiatives both to improve our existing data, and to bring new and actionable data to consumers. In addition, we continue to invest in the improvement of physician data. The physician data that we maintain relates to nearly 800,000 physicians. We continue to acquire new physician data and refine our data-matching process to improve both the impact and the accuracy of this information.
General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2010 were $3.1 million and $6.1 million, or 20% of ratings and advisory revenue, respectively. General and administrative expenses were $2.7 million and $5.2 million, or 22% and 21% of ratings and advisory revenue, for the three and six months ended June 30, 2009, respectively. This increase is principally due to additional personnel and software expenses.
Operating income. Operating income for the three months ended June 30, 2010 was $3.6 million, a $0.9 million increase, or 34%, over the three months ended June 30, 2009. Operating income for the six months ended June 30, 2010 was $6.5 million, a $1.3 million increase, or 26%, over the six months ended June 30, 2009.
Other income. For the three months ended June 30, 2010, other income of $1.5 million includes a recovery of legal fees incurred for the indemnification of our Chief Executive Officer, Mr. Kerry Hicks, for phases I and II of the arbitration proceedings between Mr. Hicks and certain collection agency parties. The total award received in May 2010 was $1.6 million; of which, $0.1 million was recorded as a reduction to general and administrative expenses, with the remainder recorded to other income. For the three months ended June 30, 2010, the recovery of legal fees contributed $1.0 million, net of tax, to net income and increased basic and diluted earnings per share by $0.03.
Income taxes. Income taxes increased to $1.9 million and $3.0 million for the three and six months ended June 30, 2010, respectively, from $1.0 million and $2.0 million for the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2010 and 2009, our effective income tax rate was approximately 37% and 39%, respectively. For the six months ended June 30, 2010 and 2009, our effective income tax rate was approximately 37% and 38%, respectively.
Noncontrolling interest. As of December 31, 2009, we dissolved Healthcare Credit Solutions LLC. The noncontrolling interest amount for the three and six months ended June 30, 2009 represents the noncontrolling member’s attributable share of the operating loss of Healthcare Credit Solutions LLC, which was $84,000 and $135,000, respectively.
Net income attributable to Health Grades, Inc. As a result of the foregoing, net income attributable to Health Grades, Inc. was $3.2 million and $5.1 million, or $0.10 and $0.16 per diluted share for the three and six months ended June 30, 2010, respectively, compared to $1.7 million and $3.4 million, or $0.06 and $0.11 per diluted share, for the three and six months ended June 30, 2009, respectively. For the three months ended June 30, 2010, the recovery of legal fees contributed $1.0 million, net of tax, to net income and increased basic and diluted earnings per share by $0.03.
Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 amends ASC Topic 820, Fair Value Measurements and Disclosures, to require a number of additional disclosures regarding fair value measurements. Effective January 1, 2010, ASU 2010-06 requires disclosure of the amounts of significant transfers between Level I and Level II and the reasons for such transfers, the reasons for any transfers in or out of Level III, and disclosure of the policy for determining when transfers between levels are recognized. ASU 2010-06 also clarified that disclosures should be provided for each class of assets and liabilities and clarified the requirement to disclose information about the valuation techniques and inputs used in estimating Level II and Level III measurements. Beginning January 1, 2011, ASU 2010-06 also requires that information in the reconciliation of recurring Level III measurements about purchases, sales, issuances and settlements be provided on a gross basis. The adoption of ASU 2010-06 only required additional disclosures and did not have an impact on our consolidated financial position or results of operations.
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
There were no other new accounting pronouncements issued during the six months ended June 30, 2010 that had a material impact or are anticipated to have a material impact on our financial position, cash flows or operating results.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2010, we had $24.6 million in cash and cash equivalents, a 29% increase from the balance of $19.2 million as of December 31, 2009. The increase is due to $7.8 million of cash provided by operations, which was partially offset by $1.7 million used for purchases of property and equipment and $0.9 million of contingent consideration paid in February 2010 as part of our acquisition of the www.WrongDiagnosis.com website.
As of June 30, 2010, we had working capital of $11.1 million, an increase of $5.5 million from working capital of $5.6 million as of December 31, 2009. Included in current liabilities as of June 30, 2010 is $17.1 million in deferred revenue, which principally represents contract payments for future marketing and quality improvement services to hospitals. These amounts will be reflected in revenue upon provision of the related services.
On April 13, 2009, we entered into a Loan and Security Agreement with Silicon Valley Bank for a revolving line of credit of up to $5.0 million maturing on April 13, 2011. We may borrow, repay and re-borrow under the revolving line of credit at any time. The amount that we are able to borrow under the line of credit will vary based on the availability amount, as defined in the Loan and Security Agreement. The line of credit facility bears interest at the greater of 5% or the bank’s prime rate plus 0.5%. The bank’s prime rate was 4% at August 9, 2010. The line of credit is collateralized by substantially all of our assets and requires us to comply with customary affirmative and negative covenants principally relating to the use and disposition of assets, satisfaction of a quick ratio test, and maintain a certain level of operating income. In addition, the Loan and Security Agreement contains customary events of default. Upon occurrence of an uncured event of default, among other things, the bank may declare that all amounts owed under the line of credit are immediately due and payable. As of June 30, 2010, we had $0 outstanding on the line of credit and we were in compliance with all such covenants.
For the six months ended June 30, 2010, cash provided by operations was $7.8 million compared to $3.0 million for the six months ended June 30, 2009, an increase of $4.8 million. Net cash flow used in investing activities was $2.6 million for the six months ended June 30, 2010, compared to $1.1 million for the six months ended June 30, 2009, an increase of cash used of $1.5 million. In February 2010, we paid contingent consideration of $0.9 million to Adviware Ltd Pty, which was accrued at December 31, 2009. During the six months ended June 30, 2010, we incurred $1.7 million in capital expenditures, compared to $1.1 million for the six months ended June 30, 2009. The majority of these expenditures were for the purchase and development of computer hardware and software. We anticipate that our total 2010 capital expenditures will consist of soft and hard construction costs of up to $3.5 million related to the Company’s new building lease, of which approximately $3.3 million would be reimbursed to us by the landlord. In addition, we expect Furniture and equipment costs of approximately $1.3 million to include furniture, audio, video and signage related to the Company’s new building lease. Additionally, we anticipate costs consisting of computer hardware and software of approximately $2.5 million in 2010. We expect to fund all capital expenditures through operations.
For the six months ended June 30, 2010, net cash flow provided by financing activities was $0.3 million, compared to $0.5 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, the number of issued and outstanding shares of our common stock increased by 281,626 shares due to the exercise of stock options by our employees. We received $0.4 million in cash from the exercise of these stock options. As of June 30, 2010, there are outstanding options to purchase approximately 3.7 million shares of our common stock at a weighted average exercise price of $0.28 per share. Therefore, we anticipate that additional options will be exercised.
On June 17, 2010, we entered into a lease agreement for our new corporate headquarters located in Denver, Colorado. The lease term commences December 13, 2010 and continues through March 31, 2019, with certain options to renew for additional periods ranging from five to fourteen years, at then-current market rates. The average annual rent for the initial term of the lease is approximately $1.8 million.

We are obligated to pay additional contingent consideration to Adviware with respect to the acquisition of the websites www.WrongDiagnosis.com and www.CureResearch.com of up to $1.2 million in 2010 based on levels of page views and revenue targets. As these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Future payments will be recorded as goodwill when paid. The maximum payment for page views targets in 2010 is $0.6 million, and the maximum payment for revenue targets is $0.6 million. As of December 31, 2009, we accrued $0.9 million of contingent consideration obligation for targets achieved in 2009. This amount was paid in February 2010. As of June 30, 2010, no amounts related to 2010 contingent consideration have been earned or accrued.
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
Changes in prevailing interest rates will cause the market value of our investments to fluctuate. To minimize this risk, we maintain cash in an overnight investment account that includes short-term U.S. government obligations with maturities not exceeding three months and investments in a short-term investment account that includes U.S. government and government agency debt securities with original maturities not exceeding three months. As of June 30, 2010, our total investment in these accounts amounted to $18.4 million. This amount is included in the cash and cash equivalents on our consolidated balance sheets. For the six months ended June 30, 2010, interest earned on these accounts was $912.
We have not utilized derivative financial instruments in our investment portfolio and are not subject to interest rate risks on any currently outstanding borrowings.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Class Action Complaint
On July 30, 2010, a putative shareholder class action suit styled as Reginald W. Harris v. Vestar Capital Partners V, L.P., et al., Case No. 10-cv-3627  and on August 4, 2010 a putative shareholder class action suit styled Medford Bragg v. Kerry R. Hicks, et al., Case No. 10-cv-3705 were filed in the District Court of Colorado in Jefferson County against Health Grades’ Chief Executive Officer and Chairman of the Board and the other members of the Health Grades’ Board  of Directors (the “Individual Defendants”), Health Grades, and Vestar.  The complaints generally allege that the Individual Defendants breached their fiduciary duties by failing to maximize stockholder value in negotiating and approving the Merger Agreement. In that regard, the complaints include, among other things, allegations that the consideration to be received by Health Grades’ shareholders is unfair and inadequate; that the proposed transaction employs a process which is unfair and inadequate and which has not been designed to maximize stockholder value; that the Merger Agreement includes inappropriate “no shop,” “standstill,” and termination fee provisions; that the defendants are attempting to circumvent the requirement of a shareholder vote through a “Top Up Option”, that Health Grades’ Board may consider alternatives to the transaction but only under a limited set of circumstances, and that the combined effect of these provisions is to foreclose potential alternative bidders. The complaints also allege that Vestar aided and abetted these alleged breaches of fiduciary duties.   The complaints seek class certification, certain forms of injunctive relief, including enjoining the Merger, rescinding the Merger, unspecified damages, and payment of plaintiff’s attorney’s costs and fees. Heath Grades and the other defendants have not yet responded to the complaints.

ITEM 1A.	RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and trading price of our common stock. Other than as set forth below, as of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.
The market price of our common stock has been, and may continue to be, materially affected by the Offer.
The current market price of our common stock reflects, among other things, the commencement and anticipated completion of the Offer. The current market price is higher than the price before the Merger Agreement was announced on July 28, 2010. To the extent that the current market price of our common stock reflects market assumptions that the Offer and Merger will be completed, it is possible that the price of our common stock could decline if these market assumptions are not realized. There are a number of conditions precedent to the completion of the Offer and Merger and legal proceedings have been brought against us seeking to enjoin the closing of the Offer. The closings of the Offer and Merger are subject to numerous uncertainties and matters beyond our control, including the willingness of our stockholders to tender their common stock and closing conditions set forth in the Merger Agreement. Accordingly, there can be no assurance that the proposed Offer and Merger will be completed. In the event that the Offer and Merger are not completed, our stock price may be materially and adversely affected.
The Merger may not be consummated, which may adversely affect our business, results of operations and stock price.
If the Merger is not consummated, we could suffer a number of adverse consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following:
•	we would not realize any anticipated benefits from being a part of a combined company;

•	the price of our common stock could decline to the extent that its current market price reflects a market assumption that the Offer and Merger will be completed;

•	we may experience difficulties in attracting customers and strategic partners due to changed perceptions about our competitive position, or other aspects of our business;

•
if the Merger Agreement is terminated or the Offer and Merger are not completed, we may not be able to find another buyer willing to pay an equivalent or higher price for shares of our common stock in an alternative acquisition transaction;

•	we have incurred and would remain liable for significant costs related to the Offer and Merger, such as legal, accounting and investment banking fees;

•	activities relating to the acquisition and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain; and

•	we may not be able to retain key employees or attract new employees in areas of growth or need.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Repurchases of Equity Securities
On June 22, 2006, our Board of Directors authorized the repurchase of up to 3,000,000 shares of our common stock under a stock repurchase program that does not have an expiration date and may be limited or terminated at any time without prior notice. On March 19, 2008, our Board of Directors approved an increase of an additional 500,000 shares to be repurchased under the stock repurchase program. On July 22, 2008, our Board of Directors increased the stock repurchase authorization from 3,500,000 shares to 5,000,000 shares. Under the stock repurchase program, purchases may be made at management’s discretion from time to time at prevailing market prices, subject to certain restrictions on volume, pricing and timing. During the three months ended June 30, 2010, we did not repurchase any shares of our common stock under the stock repurchase program. From the inception of the repurchase program through June 30, 2010, we have repurchased 4,242,202 shares of our common stock at an average purchase price per share of $4.61, for an aggregate cost of $19,572,461, which includes commissions and fees of $169,936.
The following chart provides information regarding common stock purchases by us for the three months ended June 30, 2010.
Issuer Purchases of Equity Securities

			Total
			Number of	Maximum
			Shares	Number of
			Purchased	Shares That
			as Part of	May Yet Be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased (1)	per Share	Programs	Programs
April 1, 2010 through April 30, 2010	969	$6.28	—	757,798
May 1, 2010 through May 31, 2010	3,950	7.01	—	757,798
June 1, 2010 through June 30, 2010	485	6.46	—	757,798

Total	5,404	$6.83	—	757,798

(1)	Shares purchased represent shares withheld to cover employee payroll taxes associated with the vesting of restricted stock awards

ITEM 6.	EXHIBITS
Exhibits —

2.1
Agreement and Plan of Merger by and among Health Grades, Inc., Mountain Acquisition Corp., Mountain Merger Sub-Corp., and Mountain Acquisition Holdings, LLC (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on July 27, 2010).

3.1	Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2001).

3.2	Amended Bylaws (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.1	Form of Tender and Support Agreement (Incorporated by reference to Exhibit 2.1 to our Form 8-K filed on July 27, 2010).

10.2	Form of Amendment to Restricted Stock Agreements (Incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 27, 2010).

10.3		Form of Grant Notice of Restricted Stock Award (Performance Shares) (Incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 27, 2010).

10.4		Amended and Restated Employment Agreement by and between Health Grades, Inc. and Kerry Hicks, dated July 27, 2010 (Incorporated by reference to Exhibit 10.4 to our Form 8-K filed on July 27, 2010).

10.5		Amended and Restated Employment Agreement by and between Health Grades, Inc. and David Hicks, dated July 27, 2010 (Incorporated by reference to Exhibit 10.5 to our Form 8-K filed on July 27, 2010).

10.6
Amended and Restated Confidentiality and Noncompetition Agreement by and between Health Grades, Inc. and Kerry Hicks, dated July 27, 2010 (Incorporated by reference to Exhibit 10.6 to our Form 8-K filed on July 27, 2010).

10.7	+*	Multi-Tenant Office Lease by and between Health Grades, Inc. and LBA Realty Fund III - Company III, LLC, dated June 17, 2010.

31.1	+	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(a).

31.2	+	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(a).

32.1	+	Certification of the Chief Executive Officer of Health Grades, Inc. required by Rule 15d-14(b).

32.2	+	Certification of the Chief Financial Officer of Health Grades, Inc. required by Rule 15d-14(b).

+	Filed herewith.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidentiality treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTH GRADES, INC.
Date: August 9, 2010	By:	/s/ Allen Dodge
Allen Dodge
Executive Vice President / CFO